Form 10KSB
period 2002-02-28
EMAIL REAL ESTATE COM INC
filed 2002-07-31
CIK 1140028

FORM 10-KSB
        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
 [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 2/28/02
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

  Commission File Number:  333-61004

            EMAIL REAL ESTATE.COM, INC.
   (Exact name of registrant as specified in its charter)

  Colorado       6162            84-1588441
 (State of    (Primary standard industrial    (I.R.S. employer
Incorporation) classification code number) identification number)

            210 Wilcox Street #201
            Castle Rock, CO 80104
              (303) 257-7800
          (Address and telephone number of Registrant's principal executive offices)

Securities registered pursuant to
    Section 12(b) of the Act:     None
Securities registered pursuant to
     Section 12(g) of the Act: Common Stock,
                               $.001 par value

Check whether the Company (1) has filed all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act during the preceding 12
months (or such shorter period that the Company was
required to file such reports), and (2) has been
subject to such filing requirements for at least
the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.
[  x  ]

The Company's revenues for its most recent fiscal
year were $1,000.   As of March 31, 2002, the
market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only
class of common stock, as of March 31, 2002 was
2,260,000 shares of its common stock. Check whether
the Issuer has filed all documents and reports
required to be filed by Section 12, 13 or 15(d) of
the Exchange Act after the distribution of
securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format
(check one)
 Yes                No     x
     --------          --------

                 PART I

ITEM 1.    BUSINESS

Email Real Estate develops websites for the real
estate industry to facilitate the distribution of
information regarding real estate brokers and
current listings and the sale of real estate.   The
web site was created by CMC Web Design, a non-affilate. We have no further obligations or agreements with CMC Web Design.

We intend to offer a full line of on-line real estate services, including, but not limited to:
   -   websites to the real estate industry
   -   on-line listings of homes
   - interaction with mortgage lenders to provide on-line loan information and applications
   -   on-line sale and purchase of homes, and
   -   on-line customer service

The services will be fee based for yet to be determined amounts.

www.emailrealestate.com.    Since inception, we
have worked on developing our website. This website is fully developed and operational and allows us to facilitate real estate agents and consumers access the most current information in the real estate market and provide websites for realtors for a fee.

The website includes
   -   a listing form for real estate agents to
complete for their real estate listings
   -   a template to create their desired home page
gives the real estate agent selections as to their
choice of look on the home page
   -   sample sites of realtors that currently
subscribe to the service.   Their sites include
        -   mortgage calculators
        -   guide to surrounding areas and
        -   school directories

We have also included a listing of links on the left hand side of our home page. These links include
   -   Realtor.com
   -   HomeCain.com, and
   -   Mortgage 101, a service proved by Lion, Inc.

Area maps are also provided by MapBlast with
driving directions to each of the listing on
request.   A section on moving and relocation and a
place to correspond with clients through email are provided.

We are currently updating our website to include a
development program that will allow the individual
consumer the ability to list their home on the
website.    We are not required to be a registered
broker in order to list their homes on our website.
Along with the general information on the home, the individual homeowner will also be able upload a picture of the home to the website.

We currently have approximately 30 realtors who
subscribe to our service.   Each realtor's listings
vary in status from sold to available, many with pictures of the listings and MapBlast to show the directions and a map of the area.

Email Real Estate owns its website and its computer
hardware.   Internet Insights, Inc., an internet
service provider provides hosting services and maintains the website on a month to month basis for $50 per month and will be paid on as needed basis to implement any revisions at our request.

We will also generate revenues by selling advertising for specific services like homeowners insurance and home warranty services.

We will initially concentrate on the state of Colorado and then expand according to additional states as needed.

Dan O'Meara will run the day to day operations of Email Real Estate and Sharon Leach will assist the independent web designer with specific information and text related to further development like
   - links to current real estate information available through the internet and
   - comparable information available in areas like appraisals and home warranties.

They will only be required work part time (20 hours per week) for Email Real Estate.

Although we have developed our website, we have never had any significant operations nor have we generated any revenue.

Business Strategy.   We will utilize the expertise
of our principal officers to develop real estate
opportunities.   Each individual will use his
previous business contacts to develop potential
opportunities.   Additionally, we shall sell our
services through our employees and authorized
representatives.   Our management has extensive
experience in the real estate industry.

We shall equip our offices with a network of personal computers that will allow our staff to access e-mail, the Internet and a collection of applications designed to optimize the productivity of our staff.

Internet.   We will utilize the Internet as a
medium for delivery of specific content as well as automated interactive functionality, pursuing several major purposes:

   -   Provide real estate professionals with
interactive automated tools to improve their efficiency and effectiveness.

   - Increase market visibility of real estate to a wider variety of clients.

   - We have entered into an oral agreement with E-Mail Mortgage.com, Inc., an affiliated corporation to expand the retail market for real estate and to create a comfortable market environment for buyers, including market research as well as assistance in the accomplishment of the sale. Email Mortage's majority shareholder, The
Clarkson Trust is controlled by Jerry Burden.  Mr.
Burden also controls The Washington Trust, the majority shareholder of Email Real Estate.

Email Mortgage currently maintains a website -
www.emailmortgage.com - that includes significant
information in the real estate industry like
helpful information provided to the consumer
looking to get a home loan.   Areas that are
provided free of charge to the home buying consumer on this website are:

   -   information on realtors
   -   credit information and
   -   home buying tips.

We intend to encourage our clients from various
real estate companies such as Assist-2-Sell to make
use of the information provided by Email Mortgage
for the benefit of their clients' further knowledge
and understanding of the complete process of
purchasing a home.    Through this agreement, we
can provide this information without separately creating the information from scratch.

Email Mortgage hopes that some of the independent clients would then choose to apply for a home loan on line.

The agreement between Email Mortgage and Email Real
Estate is not exclusive.  Both companies intend on
developing business arrangements with many other
companies in their related businesses.   There are
not any amounts transferable between them, no amounts due to date and no default provisions.

Email Real Estate intends to expand the scope of services like title insurance and approved home warranty services to further assist the professional real estate agent and individual home owners.

We intend to provide substantially increased
efficiency to the primary and secondary real estate
market participants by:

   -   offering a full range of real estate
            listings.
   -   offering a wide range of information
           regarding the specific properties.
   -   offering a list of real estate brokers;
   -   real estate broker information.

We will also offer all pertinent financing information.

Email Real Estate will change the professional
realtor an annual fee suitable to the service
provided.  We will provide a home page for the real
estate agent to display listings and information
about the real estate agent and the various
services available including online loan
application provided by Email Mortgage.   Email
Mortgage has agreed to pay us beginning January 1, 2001, $20 per month per realtor that has a website on Email RealEstate that includes a hotlink to EmailMortgage.

Through our oral agreement with Email Mortgage, we can provide our clients with high speed modem communications and the most current loan processing software that interfaces directly with several credit reporting software companies.

We will provide our clients a link to Email
Mortgage.com, Inc. that will:

   -   Provide mortgage professionals with the
ability to enter and navigate for the services on-line and order and pay for the services through the web site to improve their efficiency and effectiveness in the processes of mortgage origination, placement, tracking, analysis, and processing.

   - Increase market visibility of pricing and mortgage rates on the Internet to a wider variety of clients than available through conventional means like print media and television advertising.

   -   Provide a wide range of users the most
favorable and competitive mortgage rates as well as an efficient mechanism to obtain additional information.

Online real estate and mortgage brokering is in the
development stage on the Internet.   These products
are well-suited for online distribution, with a high informational content, a lack of differentiation between different producers, a fragmented market, and existing inefficiencies in distribution. Based on our in-house research, the existing lenders have been slow to pick up on the potential of the Internet as a medium and may not have the technological expertise or confidence to fully utilize the channel even if they do grasp its strategic importance.

Marketing Strategy.   We will use hotlinks with
different established websites to display internet
banners on the their home web page.     We have
already advertised on local television stations and local cable stations. We own our production tapes for these commercials.

We will also use other inexpensive advertising such
as magazines and newspapers.     We will commence
negotiations with the various established websites in the near future so that the marketing can commence upon successful completion of our current offering.

Competition.   We will compete by price and
service.   The prices or price ranges for our
products and service will vary depending on services provided.

In addition, we also compete directly with other
real estate dissemination entities.   HomeGain.com,
Homes.com and Realtor.com are companies that offer
similar services on the Internet.   These companies
have greater name recognition than us.  However, we
differ from them in that we offer realtors
specifically designed home pages.   We do not know
of any other companies that offer this specific service.

We intend to keep the annual fees at a competitive rate as new competitors enter the market in this area.

The market for Internet products and services is
highly competitive and competition is expected to
continue to increase significantly.   There are no
substantial barriers to entry in these markets, and
we expect that competition will continue to
intensify.   Although we currently believe that the
diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments. We will compete with many other providers of informational services on the Internet.

Government Regulation.   There are no applicable
regulations in the state of Colorado.

ITEM 2.  PROPERTIES.

Email Real Estate.com, Inc.'s principal executive
and administrative offices are at 210 Wilcox Street
#201, Castle Rock, CO 80104.   These offices
consist of 150 square feet and are leased on a monthly basis at the lease price of $100 per month.

ITEM 3.    LEGAL PROCEEDINGS.

Email Real Estate.com, Inc. is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended
February 28, 2002, no matters were submitted to a vote of Email Real Estate's security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

At the present time, there is no market for our common shares.

We have three holders of record.

Since inception we have not paid any dividends. We intend to use any profits for operations and do not intend to pay dividends.

If the trading price of our common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements of Rule
15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure
in connection with any trades involving a "penny
stock", including the delivery, prior to any penny
stock transaction, of a disclosure schedule
explaining the penny stock market and its
associated risks. These requirements severely limit
the liquidity of the common stock in the secondary
market because few broker or dealers are likely to
undertake compliance activities. Generally, the
term penny stock refers to a stock with a market
price of less than $5.00 per share.   A market in
our stock may never develop due to these restrictions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.  Demand for Email Real
Estate's project will be dependent on, among other things, market acceptance of the Email Real
Estate.com concept, the quality of its services, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Email
Real Estate's activities will be the receipt of revenues from our services, Email Real Estate's business operations may be adversely affected by Email Real Estate's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.  All of the
initial working capital has been obtained from the
sale of common shares to the current officers,
directors and principal shareholder and loans from
Advanced Funding, a related party.    Advanced
Funding is controlled by Jerry Burden who also
controls The Washington Trust, a majority
shareholder of Email Real Estate.    Email Real
Estate does not require substantial capital to expand our current and strategic business plans.

For the years ended February 28, 2002 and 2001,
Email Real did not pursue any investing activities.

For the year ended February 28, 2002, Email Real
Estate received loans from a related party of $5,000 resulting in net cash provided by financing activities of $5,000.

For the year ended February 28, 2001, Email Real
Estate issued common stock sold for cash of $2,260 and received loans from related party of $2,209.
As a result, Email Real Estate had net cash provided by financing activities of $4,469 for the year ended February 28, 2001.

We currently have no working capital and will rely
on further loans to continue operations until
completion of the offering.   Email Real Estate
requires these additional loans and proceeds from our current offering to expand our current and strategic business plans.

We paid consulting expense to Corporate Internet
Marketing, a company controlled by Jerry Burden who also controls The Washington Trust, a majority shareholder of Email Real Estate for the development of our website. The amount paid was determined directly by the out of pocket costs incurred by Corporate Internet Marketing.

On a long-term basis, liquidity is dependent on
continuation and expansion of operation and receipt
of revenues, additional infusions of capital, and
debt financing.   Email Real Estate believes that
additional capital and debt financing in the short term will allow Email Real Estate to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that Email Real Estate will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   For the year ended
February 28, 2002, Email Real Estate did not receive any revenues from operations.

For the year ended February 28, 2002, Email Real
Estate had expenses of $7,590 consisting of professional fees of $5,925, consulting expense-related party of $1,200 and other expenses of $465.

For the year ended February 28, 2001, Email Real
Estate had expenses of $15,521 consisting of professional fees of $7,000, consulting expense-related party of $4,000, web site design expense - related party of $4,500 and other expenses of $21.

Plan of Operation.   Email Real Estate is in the
development stage and has not conducted any
significant operations to date or received
operating revenues.  Email Real Estate can satisfy
our cash requirements in the next 24-36 months if
we can successfully complete our current public
offering or through loans from our officers and
directors.     We will not need to conduct any
research and development regarding our business plan.

The cash reserves of $475,000 if we obtain the
maximum offering amount will not be needed in the
next twelve months but will be used thereafter for
   -   continued graphics and design
         development of the website - $50,000;
   -   advertising                 - $350,000; and
   -   expansion into immediate and
         adjacent states            - $75,000

Officers and directors have agreed to provide the minimal funds we require to maintain operations through no interest loans not to exceed $20,000.
There are no specific repayment terms.

Email Mortgage, an affiliate, agreed to pay us,
beginning January 1, 2001, $20 per month per
realtor that has a website on Email RealEstate that
includes a hotlink to EmailMortgage.   To date, we
have not received any revenues from Email Mortgage.

Over the next twelve months, we will
- submit our name to search engines for national exposure.
          - $4,000 annually
-   make text changes to website
          - $5,000
-   expand advertising
          - up to $261,222 depending on amount
            raised in our current offering

The failure to do any of the above will not cause us to change our business plan or business focus.

Upon funding the minimum offering, the use of
proceeds shall be utilized on a pro rata basis for
the purposes described.   On a local basis, we will
begin expanding advertising ($37,222) for the
services of Email Real Estate.   We will place ads
with local area newspapers.   We will contact
registered realtors throughout Colorado about
putting their information on our site.   Nominal
expenses will be paid to obtain greater exposure of our services.

As we begin to generate revenues, we shall review
advertising expansion options in other cities and
other states.   As funding allows, we would conduct
similar advertising activities as we had on the local level.

Other than described in the use of proceeds
section, we do not expect to purchase any plant or
significant equipment.   If the offering is
successful, we do not expect significant changes in the number of employees to conduct operations.

We will not have to raise additional funds before March 2003.

Email Real Estate may experience problems; delays, expenses, and difficulties sometimes encountered by an enterprise in Email Real Estate's stage of development, many of which are beyond Email Real
Estate's control. These include, but are not limited to, unanticipated problems relating to the development of the system, manufacturing costs, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Email Real Estate.com, Inc.
(A Development Stage Company)

We have audited the balance sheet of Real
Estate.com, Inc. as of February 28, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years ended February 28, 2002 and for the period from inception (March 28, 2000) to February
28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Email Real
Estate.com, Inc. as of February 28, 2002, and the results of its operations and cash flows each of the two years ended February 28, 2002 and for the period from inception (March 28, 2000) to February
28, 2002, in conformity with generally accepted accounting principles.

James E. Scheifley & Associates, P.C.
Certified Public Accountants

Dillon, Colorado
May 20, 2002

     Email Real Estate.com, Inc.
   (A Development Stage Company)
             Balance Sheet
            February 28, 2002

                          ASSETS
Current assets:                                                2002
  Cash                                                     $        58
                                                            ----------
      Total current assets                                          58
                                                            ----------
                                                           $        58
                                                           ===========
                   STOCKHOLDERS' EQUITY
Current liabilities:
      Total current liabilities                            $       -

Loans from related parties                                      10,209

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                             -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,260,000
  shares issued and outstanding                                  2,260
 Additional paid in capital                                      9,700
 (Deficit) accumulated during
  development stage                                            (22,111)
                                                            ----------
                                                               (10,151)
                                                            ----------
                                                           $        58
                                                           ===========

    See accompanying notes to financial statements.

     Email Real Estate.com, Inc.
    (A Development Stage Company)
       Statements of Operations
 Years Ended February 28, 2002 and 2001 and
For the Period From Inception (March 28, 2000)
              to February 28, 2002

                                                                          Period From
                                                           Year Ended     Inception To
                                                          February 28,    February 28,
                                                       2002        2001      2002
Revenue - related party                             $ 1,000      $     -   $ 1,000

Operating expenses:
  Professional fees                                   5,925        7,000    12,925
  Consulting expense - related party                  1,200        4,000     5,200
  Web site design expense - related party                 -        4,500     4,500
  Other expenses                                        465           21       486
                                                    -------      -------   -------
                                                      7,590       15,521    23,111
                                                    -------      -------   -------
(Loss from operations) and net (loss)               $(6,590)    $(15,521) $(22,111)
                                                    =======     ========  ========
Per share information:
 Basic and diluted (loss) per common share          $ (0.00)    $  (0.01) $  (0.01)
                                                    =======     ========  ========
 Weighted average shares outstanding              2,260,000    2,260,000 2,260,000
                                                  =========    ========= =========

See accompanying notes to financial statements.

      Email Real Estate.com, Inc.
     (A Development Stage Company)
 Statement of Changes in Stockholders' Equity
For the Period From Inception (March 28, 2000)
              to February 28, 2002

                                                                  Deficit
                                                 Additional     Accumulated
                               Common Stock        Paid-in     During Develop-
  ACTIVITY                  Shares      Amount     Capital       ment Stage     Total
                            ------      ------     -------      --------------  -----
Shares issued for cash
  April 2000 @ $.001     2,260,000     $ 2,260     $     -       $      -      $ 2,260

Capital contribution by
   shareholder                   -           -       8,500              -        8,500

Net (loss) for the year
 ended February 28, 2001         -           -           -        (15,521)    (15,521)
                        ----------    --------    --------       --------     --------
Balance, February 28,
   2001                  2,260,000      2,260        8,500        (15,521)     (4,761)

Capital contribution by
   shareholder                   -          -        1,200              -        1,200

Net (loss) for the year
 ended February 28, 2002         -          -            -         (6,590)     (6,590)
                         ---------   --------     --------       --------      -------
Balance, February 28,
   2002                  2,260,000   $  2,260     $  9,700       $(22,111)   $(10,151)



See accompanying notes to financial statements.

       Email Real Estate.com, Inc.
      (A Development Stage Company)
        Statements of Cash Flows
 Years Ended February 28, 2002 and 2001 and
For the Period From Inception (March 28, 2000)
           to February 28, 2002

                                                                         Period From
                                                           Year Ended     Inception To
                                                          February 28,    February 28,
                                                       2002        2001      2002
Net income (loss)                                  $ (6,590)    $(15,521)  $(22,111)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Expenses paid by related party                         -        3,000      3,000
   Expenses contributed to capital by shareholder     1,200        8,500      9,700
                                                   --------     --------   --------
  Total adjustments                                   1,200       11,500     12,700
                                                   --------     --------   --------
  Net cash provided by (used in)
   operating activities                              (5,390)      (4,021)    (9,411)

Cash flows from financing activities:
   Common stock sold for cash                             -        2,260      2,260
   Loans from related party                           5,000        2,209      7,209
                                                   --------     --------   --------
  Net cash provided by (used in)
   financing activities                               5,000        4,469      9,469
                                                   --------     --------   --------
Increase (decrease) in cash                            (390)         448         58
Cash and cash equivalents,
 beginning of period                                    448            -          -
                                                  ---------     --------   --------
Cash and cash equivalents,
 end of period                                    $      58     $    448   $     58


   See accompanying notes to financial statements.

     Email Real Estate.com, Inc.
    (A Development Stage Company)
       Statements of Cash Flows
Years Ended February 28, 2002 and 2001 and
For the Period From Inception (March 28, 2000)
          to February 28, 2002

                                                                         Period From
                                                           Year Ended     Inception To
                                                          February 28,    February 28,
                                                       2002        2001      2002

Supplemental cash flow information:
   Cash paid for interest                          $      -      $      -    $      -
   Cash paid for income taxes                      $      -      $      -    $      -






 See accompanying notes to financial statements.

Email Real Estate.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2002

Note 1. Organization and Summary of Significant
Accounting Policies.

The Company was incorporated in Colorado on March
28, 2000. The Company's activities to date have been limited to organization and capital formation.
The Company plans to engage in the online real estate services business via the use of an internet website. The Company has chosen February 28th as the end of its fiscal year.

Revenue Recognition:
Revenue is recognized at the time the service is performed.

     Loss per share:
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.
Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from these estimates

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance
Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

	Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No.
121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended February 28, 2002.

     Stock-based Compensation
The Company adopted Statement of Financial
Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation at its inception.
Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the period ended February 28, 2002.

	New Accounting Pronouncements
In June 2001, the Financial Accounting Standards
Board issued SFAS No. 141, Business Combinations
("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No.
141 has had no impact on the Company for the year ended February 28, 2002.

In June 2001, the Financial Accounting Standards
Board issued SFAS No. 142, Goodwill and Other
Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS
142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No.
142 has had no impact on the Company for the year ended February 28, 2002.

In August 2001, the Financial Accounting Standards
Board issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets (SFAS
144), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long-lived assets.

Management believes that the adoption of SFAS No.
144 has had no impact on the Company for the year ended February 28, 2002.

Note 2.  Stockholders' Equity.

During April 2000, the Company issued 2,200,000 shares of it's restricted common stock to an entity controlled by an individual who also controls an entity that has made cash and other advances to the Company. The Company received gross proceeds of $2,200 for the issuance of this stock.
Additionally, the Company sold 60,000 shares of its common stock to two individuals who became officers of the Company for cash proceeds of $60.

During the year ended February 28, 2001, an officer and an entity related to the officer provided web site design services valued at $4,500 and other consulting and administrative services valued at $4,000 to the Company. Administrative services valued at $1,200 were contributed to the Company during the year ended February 28, 2002. The
Company has no plan or obligation to reimburse the expenses paid in its behalf and has accounted for these costs as contributions of capital.

Note 3. Commitments and contingencies

The Company has office facility and related services provided by an officer/shareholder. The estimated cost thereof is $100 per month and is included in consulting expense provided by the officer.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

Note 4. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.
The Company had no significant deferred tax items arise during any of the periods presented.

The Company has not provided for income taxes during the years ended February 28, 2002 and 2001 as a result of operating losses. The Company has a net operating loss carryforward at February 28, 2002 of approximately $22,000 that will expire if unused in 2022. The Company has fully reserved the deferred tax asset (approximately $3,300) that would arise from the loss carryforward since the Company cannot predict a level of operations that would assure the utilization of the loss in future periods. The reserve increased by approximately
$1,000 during the year ended February 28, 2002.

Note 5. Related Party Transactions

An individual who controls the entity that owns the majority of the Company's outstanding common stock also controls an entity that has advanced funds to the Company and has paid expenses in behalf of the Company.

During the year ended February 28, 2001, the entity
advanced $2,209 in cash to the Company and paid
expenses in behalf of the Company aggregating
$3,000. The entity advanced $5,000 to the Company
during the year ended February 28, 2002.   The
balance due to the entity at February 28, 2002 amounted to $10,209. This amount is not expected to be repaid currently.

During the year ended February 28, 2002, the Company received $1,000 in cash from an affiliated company for loan referral services. The amount has been recorded as Revenue - related party in the accompanying financial statements.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
COMPANY

Executive Officers and Directors

Our executive officers and directors and their business experience follows:

Name                            Position                 Period Served
Dan O'Meara, age 45      President/Treasurer/Director   Inception to
                                                          present

Sharon Leach, age	 37      Vice President/Secretary      Inception to
                                  Director                present

Resumes:

Dan O'Meara has been president and a director of
Email Real Estate since inception.   Mr. O'Meara is
a licensed real estate broker and since August 1998
to present, he has been a broker/owner of the first
Assist-2-Sell franchise in Colorado, a residential
real estate company.   Mr. O'Meara is also a
licensed attorney. Mr. O'Meara was the principal owner of Stephany's Chocolates from 1989 to 1994.
From 1996 to 1998, Mr. O'Meara was broker/owner of
Gus Realty Company, a residential real estate company. Mr. O'Meara received his Juris Doctor degree from the University of Colorado in 1981 and his Bachelor of Science and Master of Science degree from Ohio State University in 1978.

Sharon Leach.   Ms. Leach has been vice president,
secretary and a director of Email Real Estate since
inception.   From March 1992 to June, 1997, Ms.
Lease worked as an actuarial consultant at Hewitt
Associates, a company engaged in actuarial
consulting.  From 1998 to present, Ms. Leach has
been an actuarial consultant with Lief Asociates,
an actuarial consulting firm in Denver.   Ms. Leach
received a bachelor degree at Ball State University in Actuarial Science in 1985.

Mr. O'Meara and Ms. Leach will only be required work part time (20 hours per week) for Email Real
Estate.

Dan O'Meara and Sharon Leach are brother and sister.

ITEM 10.   EXECUTIVE COMPENSATION

Since inception, the following compensation has been paid to the executive officers

	                                   Annual Compensation                    Awards               Payouts
	                              ---------------------------        ----------------------      ----------
	                                                    Other        Restricted  Securities
	                                                    Annual          Stock    Underlying         LTIP       All Other
	Name and Position     Year   Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)

Dan O'Meara           2000        -      -            -              -           -               -            -
 President and        2001        -      -            -              -           -               -            -
   Treasurer

Sharon Leach          2000        -      -            -              -           -               -            -
Vice-President        2001        -      -            -              -           -               -            -
   And Secretary

	None of our officers and/or directors has received
any compensation for their respective services
rendered unto us. They all have agreed to act
without compensation.   As of the date of this
registration statement, we have no funds available to pay directors. Further, none of the directors are accruing or will accrue any compensation pursuant to any agreement with us.

Employee Incentive Stock Option Plan. The shareholders and the directors, at their organizational meeting, adopted an employee incentive stock option plan pursuant to the regulations of the Internal Revenue Service. The plan provides for a pool of authorized, but unissued common shares to be reserved for issuing to key executives, employees and consultants pursuant to the plan. Up to 1,000,000 options may be granted. The board of directors plans to elect a compensation committee to award the options from time to time. Committee members may not be grantees while serving.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following tabulates holdings of common shares of Email Real Estate (on a fully diluted basis) by each person who, at the date of this prospectus, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Email Real Estate individually and as a group.

                            Number & Class      Percentage of
Name and Address             of Shares          Common Shares
Dan O'Meara                    50,000                  2.21%
6533 N. Pike Dr.
Larkspur, CO 80118

Sharon Leach                   10,000                   .44%
6046 Parfet Street
Arvada, Colorado 80004

All Directors & Officers
as a group (2 persons)         60,000                  2.55%

The Washington Trust        2,200,000                 97.35%
5650 Greenwood Plaza Boulevard
Suite 221
Greenwood Village, CO 80111

Pursuant to Rule 13d-3 under the Securities
Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power
(including the power to dispose or direct the disposition) with respect to a security, whether through a contract, arrangement, understanding, relationship, or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

The trustee of the Washington Trust is Jerry
Burden, located at 5650 Greenwood Plaza Boulevard,
Suite 221, Greenwood Village 80111, a U.S. citizen.

Mr. O'Meara, Ms. Leach and Mr. Jerry Burden would be deemed to be a promoters of Email Real Estate.

We do not know of any arrangements, including any pledge by any personnel, which would result in a change of control of Email Real Estate.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Since inception, Email Real Estate issued 2,200,000 common shares for consideration of $.001 per common share to:

The Washington Trust     2,200,000 common shares

Current officers, directors and promoters paid cash of $.001 per common share

Dan O'Meara             50,000 common shares
Sharon Leach            10,000 common shares

Jerry Burden, a promoter and an individual who controls the Washington Trust that owns the majority of our outstanding common stock also controls Advanced Funding, an entity that has advanced funds to us and has paid expenses on our behalf.

Other than Corporate Internet Marketing, Advanced
Funding and Email Mortgage, we do not intend to
enter into transactions with any other businesses
Mr. Burden is affiliated with.   No other amounts
are to be paid to Mr. Burden.

We paid consulting expense to Corporate Internet
Marketing, a company controlled by Jerry Burden who also controls The Washington Trust, a majority shareholder of Email Real Estate for the development of our website. The amount paid was determined directly by the out of pocket costs incurred by Corporate Internet Marketing.

During the nine months ended November 30, 2001,
Advanced Funding loaned Email Real Estate $5,000 in
cash and paid expenses on behalf of Email Real
Estate of $500.   The balance due to Advanced
Funding is $10,709 and is not expected to be repaid currently.

During the period from inception to February 28, 2001, we acquired ownership rights to an Internet website known as "emailrealestate.com". We acquired the website from an entity controlled by

Jerry Burden who also controls The Washington Trust
that owns a majority of our common stock.   The
amount of $4,500 paid for the development of the website.

We have entered into an oral agreement with Email
Mortgage.   Email Mortgage is controlled by The
Clarkson Trust.  The Clarkson Trust is controlled
by Jerry Burden who also controls the majority
shareholder of Email Real Estate.   Email
RealEstate agreed to pay us beginning January 1, 2001, $20 per month per realtor that has a website on Email RealEstate that includes a hotlink to EmailMortgage.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

 The following exhibits are filed with this report:

None


Reports on Form 8-K

          None

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Email Real Estate.com, Inc.


By  /s/ Dan O'Meara
    ------------------------
    Dan O'Meara
    President and Director


Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Title                    Date
---------                         ------                    -----
/s/ Dan O'Meara
----------------------     President, Treasurer        June 14, 2002
Dan O'Meara                   and Director

/s/ Sharon Leach
----------------------    Secretary/Vice President     June 14, 2002
Sharon Leach                  and Director