Form 10QSB
period 2002-05-31
EMAIL REAL ESTATE COM INC
filed 2002-07-31
CIK 1140028

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB

FOR THE QUARTER ENDED MAY 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
2,260,000 shares.

Email Real Estate.com, Inc.

Index


Part I        Financial Information     Page Number

Item 1.

Balance Sheet                                 3

Statements of Loss and Accumulated Deficit    4

Statements of Cash Flows                      5

Footnotes                                     6

Item 2.  Management's Discussion and
  Analysis of Financial Condition and
  Results of Operations                       7

Part II  None

Signatures                                    10

     Email Real Estate.com, Inc.
    (A Development Stage Company)
            Balance Sheet
             May 31, 2002
              (Unaudited)

                          ASSETS

Current assets:                                                  2002
  Cash                                                     $       134
                                                            ----------
      Total current assets                                         134
                                                            ----------
                                                           $       134
                                                           ===========
                   STOCKHOLDERS' EQUITY
Current liabilities:
      Total current liabilities                            $       -

Loans from related parties                                      10,309

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                           -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,260,000
  shares issued and outstanding                                  2,260
 Additional paid in capital                                      9,700
 (Deficit) accumulated during
  development stage                                            (22,135)
                                                           -----------
                                                               (10,175)
                                                           -----------
                                                           $       134
                                                           ===========



See accompanying notes to financial statements.

     Email Real Estate.com, Inc.
    (A Development Stage Company)
      Statements of Operations
Three Months Ended May 31, 2002 and 2001
For the Period From Inception (March 28, 2000)
         to May 31, 2002
                        (Unaudited)

                                                                          Period From
                                                    Three Months Ended    Inception To
                                                         May 31,             May 31,
                                                  2002             2001       2002
                                                  ---------------------    ----------
Revenue - related party                      $       -          $      -    $ 1,000

Operating expenses:
  Professional fees                                  -             1,000     12,925
  Consulting expense - related party                 -                 -      5,200
  Web site design expense - related party            -                 -      4,500
  Other expenses                                    24               400        510
                                             ---------          --------   --------
                                                    24             1,400     23,135

(Loss from operations) and net (loss)        $     (24)         $ (1,400)  $(22,135)
                                             =========          ========   ========

Per share information:
 Basic and diluted (loss) per common share   $   (0.00)         $  (0.00)  $  (0.01)
                                             =========          ========   ========
 Weighted average shares outstanding         2,260,000         2,260,000  2,260,000
                                             =========         =========  =========

See accompanying notes to financial statements.

     Email Real Estate.com, Inc.
    (A Development Stage Company)
       Statements of Cash Flows
 Three Months Ended May 31, 2002 and 2001
For the Period From Inception (March 28, 2000)
             to May 31, 2002
              (Unaudited)

                                                                          Period From
                                                    Three Months Ended    Inception To
                                                         May 31,             May 31,
                                                   2002             2001       2002
                                                  ---------------------    ----------

Net income (loss)                              $  (24)           $(1,400)    $(22,135)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Expenses paid by related party                   -                500        3,000
   Expenses contributed to capital by shareholder   -                  -        9,700
Changes in assets and liabilities:
  Increase in accounts payable                      -                500            -
                                               ------             ------     --------
  Total adjustments                                 -              1,000       12,700
                                               ------             ------     --------
  Net cash provided by (used in)
   operating activities                           (24)              (400)      (9,435)

Cash flows from financing activities:
   Common stock sold for cash                       -                  -        2,260
   Loans from related party                       100                  -        7,309
                                               ------             ------     --------
  Net cash provided by (used in)
   financing activities                           100                  -        9,569
                                               ------             ------     --------
Increase (decrease) in cash                        76               (400)         134

Cash and cash equivalents,
 beginning of period                               58                448            -
                                               ------             ------     --------
Cash and cash equivalents,
 end of period                                $   134             $   48     $    134

See accompanying notes to financial statements.

Email Real Estate.com, Inc.
Notes to Unaudited Financial Statements
May 31, 2002

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended February 28, 2002 included in the Company's filing on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended May 31, 2002, a related party advanced $100 to the Company for working capital and the Company had an outstanding advance balance due the related party of $10,309 at May 31, 2002.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

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

For the three months ended May 31, 2002 and 2001, Email Real did not pursue any investing activities.

For the three months ended May 31, 2002, Email Real
Estate received loans from a related party of $100 resulting in net cash provided by financing activities of $100.

For the three months ended March 31, 2001, Email
Real Estate did not pursue any financing activities.

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

Results of Operations.   For the three months ended
May 31, 2002 and 2001, Email Real Estate did not receive any revenues from operations.

For the three months ended May 31, 2002, Email Real
Estate had expenses of $24 consisting of other expenses of $24.

For the three months ended May 31, 2001, Email Real
Estate had expenses of $1,400 consisting of professional fees of $1,000 and other expenses of $400.

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

                          Signatures


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: July 20, 2002



By:  /s/ Dan O'Meara
    ------------------------
    Dan O'Meara
    President