Form 10QSB
period 2002-08-31
EMAIL REAL ESTATE COM INC
filed 2002-10-04
CIK 1140028

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB

FOR THE QUARTER ENDED AUGUST 31, 2002

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

               Email Real Estate.com, Inc.
              (A Development Stage Company)
                      Balance Sheet
                     August 31, 2002
                       (Unaudited)

                          ASSETS

Current assets:                                                  2002
  Cash                                                     $    19,760
                                                            ----------
      Total current assets                                      19,760
                                                            ----------
                                                           $    19,760

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $       300
                                                            ----------
      Total current liabilities                                    300

Loans from related parties                                      11,809


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                             -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,260,000
  shares issued and outstanding                                  2,260
 Additional paid in capital                                      9,700
 Common stock subscriptions                                     19,500
 (Deficit) accumulated during
  development stage                                            (23,809)
                                                            ----------
                                                                 7,651
                                                            ----------
                                                           $    19,760


  See accompanying notes to financial statements.

        Email Real Estate.com, Inc.
       (A Development Stage Company)
         Statements of Operations
        Three Months and Six Ended
         August 31, 2002 and 2001
     For the Period From Inception
  (March 28, 2000) to August 31, 2002
               (Unaudited)

                                                                           Period From
                                Three Months Ended      Six Months Ended  Inception To
                                     August 31,             August 31,      August 31,
                               2002             2001   2002          2001      2002
                             ------------------------  --------------------  --------
Revenue - related party       $       -     $       -  $      -    $      -  $  1,000

Operating expenses:
  Professional fees               1,550         1,000     1,550       4,500    14,475
  Consulting expense
    - related party                   -             -         -           -     5,200
  Web site design expense
    - related party                   -             -         -           -     4,500
  Other expenses                    124           400       148       1,415       634
                              ---------      --------  --------     -------  --------
                                  1,674         1,400     1,698       5,915    24,809
                              ---------      --------  --------     -------  --------
(Loss from operations)
   and net (loss)             $  (1,674)     $ (1,400) $ (1,698)    $(5,915) $(23,809)
                              =========      ========  ========     =======  ========
Per share information:
 Basic and diluted (loss)
   per common share           $   (0.00)     $  (0.00) $  (0.00)    $ (0.00) $  (0.01)
                              =========      ========  ========     =======  ========
   Weighted average shares
   outstanding                2,260,000     2,260,000  2,260,000   2,260,000 2,260,000
                              =========     =========  =========   ========= =========


   See accompanying notes to financial statements.

        Email Real Estate.com, Inc.
       (A Development Stage Company)
         Statements of Cash Flows
     Ended August 31, 2002 and 2001
     For the Period From Inception
  (March 28, 2000) to August 31, 2002
             (Unaudited)

                                                                        Period From
                                                      Six Months Ended  Inception To
                                                           August 31,      August 31,
                                                      2002          2001      2002
                                                      ------------------  -----------
Net income (loss)                                  $ (1,698)    $ (5,915)  $(23,809)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Expenses paid by related party                         -          500      3,000
   Expenses contributed to capital by shareholder         -            -      9,700
Changes in assets and liabilities:
  Increase in accounts payable                          300        1,000        300
                                                   --------     --------    -------
  Total adjustments                                     300        1,500     13,000
                                                   --------     --------    -------
  Net cash provided by (used in)
   operating activities                              (1,398)     (4,415)    (10,809)


Cash flows from financing activities:
   Stock and subscriptions sold for cash             19,500           -      21,760
   Loans from related party                           1,600       4,000       8,809
                                                   --------     -------     -------
  Net cash provided by (used in)
   financing activities                              21,100       4,000      30,569
                                                   --------     -------     -------
Increase (decrease) in cash                          19,702        (415)     19,760
Cash and cash equivalents,
 beginning of period                                     58         448           -
                                                   --------     -------     -------
Cash and cash equivalents
 end of period                                     $ 19,760     $    33     $19,760


   See accompanying notes to financial statements.

Email Real Estate.com, Inc.
Notes to Unaudited Financial Statements
August 31, 2002

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

During the six months ended August 31, 2002, a related party advanced $1,600 to the Company for working capital and the Company had an outstanding advance balance due the related party of $11,809 at May 31, 2002.

During the six months ended August 31, 2002, the Company began the private sale of its common stock to unrelated investors. The Company has received an aggregate of $19,500 in cash for common stock subscriptions through August 31, 2002.

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

For the six months ended August 31, 2002 and 2001, Email Real did not pursue any investing activities.

For the six months ended August 31, 2002, Email
Real Estate received loans from a related party of $1,600 and proceeds from the sale of stock of $19,500 resulting in net cash provided by financing activities of $21,100.

For the six months ended March 31, 2001, Email Real
Estate received loans from a related party of $4,000 resulting in net cash provided by financing activities of $21,100.

We currently have minimal working capital and may
rely on further loans to continue operations until
completion of the offering.   Email Real Estate
requires these additional loans and proceeds from our current offering to expand our current and strategic business plans.

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

Results of Operations.   For the six months ended
August 31, 2002 and 2001, Email Real Estate did not receive any revenues from operations.

For the six months ended August 31, 2002, Email
Real Estate had expenses of $1,674 consisting of professional fees of $1,550 and other expenses of $148.

For the six months ended August 31, 2001, Email
Real Estate had expenses of $5,915 consisting of professional fees of $4,500 and other expenses of $1,415.

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


Date: October 4, 2002



By:  /s/ Dan O'Meara
    ------------------------
    Dan O'Meara
    President