Form 10QSB
period 2002-11-30
EMAIL REAL ESTATE COM INC
filed 2003-01-14
CIK 1140028

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB

FOR THE QUARTER ENDED NOVEMBER 30, 2002

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

               Email Real Estate.com, Inc.
              (A Development Stage Company)
                      Balance Sheet
                    November 30, 2002
                       (Unaudited)

                          ASSETS

Current assets:                                                  2002

  Cash                                                     $   120,745
                                                            ----------
      Total current assets                                     120,745
                                                            ----------
                                                           $   120,745
                                                           ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $       825
                                                            ----------
      Total current liabilities                                    825

Loans from related parties                                      11,809


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                           -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,260,000
  shares issued and outstanding                                  2,260
 Additional paid in capital                                      9,700
 Common stock subscriptions                                    120,500
 (Deficit) accumulated during
  development stage                                            (24,349)
                                                            ----------
                                                               108,111
                                                            ----------
                                                           $   120,745
                                                           ===========


    See accompanying notes to financial statements.

                Email Real Estate.com, Inc.
               (A Development Stage Company)
                 Statements of Operations
  Three Months and Nine Ended November 30, 2002 and 2001
For the Period From Inception (March 28, 2000) to November 30, 2002
                        (Unaudited)

                                                                        Period From
                          Three Months Ended     Nine Months Ended     Inception To
                              November 30,          November 30,        November 30,
                          2002          2001     2002          2001         2002
                          ------------------     ------------------     -----------
Revenue - related party  $      -     $     -   $      -     $      -    $  1,000

Operating expenses:
  Professional fees           525         225      2,075        4,725      15,000
  Consulting expense
     - related party            -           -          -            -       5,200
  Web site design expense
     - related party            -           -          -            -       4,500
  Other expenses               15          16        163        1,431         649
                         --------    --------    -------     --------     -------
                              540         241      2,238        6,156      25,349
                         --------    --------    -------     --------     -------
(Loss from operations)
   and net (loss)        $   (540)   $   (241)   $(2,238)    $ (6,156)   $(24,349)
                         ========    ========    =======     ========    ========

Per share information:
 Basic and diluted (loss)
   per common share      $  (0.00)   $  (0.00)   $ (0.00)    $  (0.00)    $ (0.01)
                        =========    ========    =======     ========     =======
 Weighted average shares
   outstanding          2,260,000   2,260,000  2,260,000    2,260,000   2,260,000
                        =========   =========  =========    =========   =========

See accompanying notes to financial statements.

            Email Real Estate.com, Inc.
           (A Development Stage Company)
              Statements of Cash Flows
   Nine Months Ended November 30, 2002 and 2001
  For the Period From Inception (March 28, 2000)
                to November 30, 2002
                     (Unaudited)

                                                                         Period From
                                               Nine Months Ended         Inception To
                                                   November 30,           November 30,
                                              2002                2001         2002
Net income (loss)                         $    (2,238)      $    (6,156)   $ (24,349)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Expenses paid by related party                   -               500       3,000
   Expenses contributed to capital
     by shareholder                                 -                 -       9,700
Changes in assets and liabilities:
  Increase in accounts payable                    825               225         825
                                             --------          --------     -------
  Total adjustments                               825               725      13,525
                                            ---------          --------     -------
  Net cash provided by (used in)
   operating activities                        (1,413)           (5,431)    (10,824)

Cash flows from financing activities:
   Stock and subscriptions sold for cash      120,500                 -     122,760
   Loans from related party                     1,600             5,000       8,809
                                             --------           -------     -------
  Net cash provided by (used in)
   financing activities                       122,100             5,000     131,569

                                             --------           -------     -------
Increase (decrease) in cash                   120,687              (431)    120,745
Cash and cash equivalents,
 beginning of period                               58               448           -
                                             --------           -------     -------
Cash and cash equivalents,
 end of period                               $120,745           $     17   $120,745

See accompanying notes to financial statements.

Email Real Estate.com, Inc.
Notes to Unaudited Financial Statements
November 30, 2002

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

During the nine months ended November 30, 2002, a related party advanced $1,600 to the Company for working capital and the Company had an outstanding advance balance due the related party of $11,809 at November 30, 2002.

During the nine months ended November 30, 2002, the Company began the private sale of its common stock to unrelated investors. The Company has received an aggregate of $120,500 in cash for common stock subscriptions through November 30, 2002.

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

For the nine months ended November 30, 2002 and 2001, Email Real did not pursue any investing activities.

For the nine months ended November 30, 2002, Email
Real Estate received loans from a related party of $1,600 and proceeds from the sale of stock of $120,500 resulting in net cash provided by financing activities of $122,100.

For the nine months ended November 30, 2001, Email
Real Estate received loans from a related party of $5,000 resulting in net cash provided by financing activities of $5,000.

We paid consulting expense to Corporate Internet
Marketing, a company controlled by Jerry Burden who also controls The Washington Trust, a majority shareholder of Email Real Estate for the development of our website. The amount paid was determined directly by the out of pocket costs incurred by Corporate Internet Marketing.

On a long-term basis, liquidity is dependent on
continuation and expansion of operation and receipt
of revenues, additional infusions of capital, and
debt financing.   The completion of our recent
offering will allow Email Real Estate to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that Email Real Estate will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   For the nine months ended
November 30, 2002 and 2001, Email Real Estate did not receive any revenues from operations.

For the nine months ended November 30, 2002, Email
Real Estate had expenses of $2,238 consisting of professional fees of $2,075 and other expenses of $163.

For the nine months ended November 30, 2001, Email
Real Estate had expenses of $6,156 consisting of professional fees of $4,725 and other expenses of $1,431.

Plan of Operation.   Email Real Estate is in the
development stage and has not conducted any significant operations to date or received operating revenues. We have completed our recent offering and can satisfy our cash requirements in the next 24-36 months with those proceeds and through loans from our officers and directors.
We will not need to conduct any research and development regarding our business plan.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the
"Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form
10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                          Signatures


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: January 13, 2003



By:  /s/ Dan O'Meara
    ------------------------
    Dan O'Meara
    President

                     CERTIFICATION

I, Dan O'Meara, certify that:

1.   I have reviewed this quarterly report on Form
10QSB of Creative Beauty Supply, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

(c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003

/s/ Dan O'Meara
--------------------------------
Dan O'Meara, Chief Executive Officer,
Chief Financial Officer