Form 10KSB
period 2003-02-28
EMAIL REAL ESTATE COM INC
filed 2003-06-05
CIK 1140028

FORM 10-KSB
        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
 [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 2/28/03
                       OR
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

            21 Wilcox Street #C
            Castle Rock, CO 80104
              (303) 257-7800
          (Address and telephone number of Registrant's principal executive offices)

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

The Company's revenues for its most recent fiscal year were $0.00   As
of March 31, 2003, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of May 31, 2003 was 2,499,600 shares of its common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

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

Email Real Estate will charge the professional realtor an annual fee suitable to the service provided. We will provide a home page for the real estate agent to display listings and information about the real estate agent and the various services available including online loan application.

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

ITEM 2.  PROPERTIES.

Email Real Estate.com, Inc.'s principal executive and administrative
offices are at 21 Wilcox Street #C, Castle Rock, CO 80104.   These
offices consist of 150 square feet and are leased on a monthly basis at the lease price of $100 per month.

ITEM 3.    LEGAL PROCEEDINGS.

Email Real Estate.com, Inc. is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended February 28, 2003, no matters were submitted to a vote of Email Real Estate's security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

At the present time, there is no market for our common shares.

We have approximately 67 holders of record.

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

For the years ended February 28, 2003 and 2002, Email Real did not pursue any investing activities.

For the year ended February 28, 2003, Email Real Estate received loans from a related party of $1,493 and sold common stock for cash of
$119,800.   As a result, Email Real Estate had net cash provided by
financing activities of $121,293 for the year ended February 28, 2003.

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

Results of Operations.   For the year ended February 28, 2003, Email
Real Estate did not receive any revenues from operations.

For the year ended February 28, 2003, Email Real Estate had expenses of $20,596 consisting of professional fees of $4,467, consulting expense-related party of $13,878 and other expenses of $2,251.

For the year ended February 28, 2002, Email Real Estate did not receive any revenues from operations.

For the year ended February 28, 2002, Email Real Estate had expenses of $7,590 consisting of professional fees of $5,925, consulting expense-related party of $1,200 and other expenses of $465.

Plan of Operation. Email Real Estate is in the development stage and has not conducted any significant operations to date or received operating revenues. Email Real Estate can satisfy our cash requirements in the next 24-36 months with the proceeds of our current public offering or through loans from our officers and directors.
We will not need to conduct any research and development regarding our business plan.

During the period from June to November 2002, the Company engaged in the private sale of its common stock to unrelated investors at a price of $.50 per share. The Company has received an aggregate of $119,800 in cash from the sale of common stock during this period and has issued 239,600 shares of common stock in connection therewith.

Over the next twelve months, we will
- submit our name to search engines for national exposure.
          - $4,000 annually
-   make text changes to website
          - $5,000
-   expand advertising
          - up to $75,000

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

We do not expect to purchase any plant or significant equipment.   We
do not expect significant changes in the number of employees to conduct operations.

We will not have to raise additional funds before March 2004.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Email Real Estate.com, Inc.
(A Development Stage Company)

We have audited the balance sheet of Real Estate.com, Inc. as of February 28, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years ended February 28, 2003 and for the period from inception (March 28, 2000) to February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Email Real Estate.com, Inc. as of February 28, 2003, and the results of its operations and cash flows each of the two years ended February 28, 2003 and for the period from inception (March 28, 2000) to February 28, 2003, in conformity with generally accepted accounting principles.




                           James E. Scheifley
                           Certified Public Accountant

Dillon, Colorado
May 28, 2003

Email Real Estate.com, Inc.
(A Development Stage Company)
Balance Sheet
February 28, 2003


            ASSETS
          ---------
Current assets:                                  2003
                                              --------
  Cash                                     $  101,058
                                           ----------
      Total current assets                    101,058
                                           ----------
                                           $  101,058
                                           ==========

       STOCKHOLDERS' EQUITY
       --------------------
Current liabilities:
   Accounts payable                       $       75
                                          ----------
      Total current liabilities                   75


Advance from related party                    11,701


Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                           -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,499,600
  shares issued and outstanding                2,500
 Additional paid in capital                  129,260
 (Deficit) accumulated during
  development stage                          (42,478)
                                          ----------
                                              89,282
                                          ----------
                                          $  101,058
                                          ==========



See accompanying notes to financial statements.

                   Email Real Estate.com, Inc.
                   (A Development Stage Company)
                     Statements of Operations
              Years Ended February 28, 2003 and 2002 and
  For the Period From Inception (March 28, 2000) to February 28, 2003

                                                                    Period From
                                        Year Ended                 Inception To
                                        February 28,                February 28,
                                    2003           2002                 2003
                                  --------       --------           ------------
Revenue - related party          $      -         $ 1,000             $ 1,000

Operating expenses:
  Professional fees                4,467            5,925              17,392
  Consulting expense
     - related party              13,878            1,200              19,078
  Web site design expense
     - related party                   -                -               4,500
  Other expenses                   2,251              465               2,736
                                --------          -------            --------
                                  20,596            7,590              43,706
                                --------          -------            --------
Other income and expense:
  Interest income                    228                -                 228
                                --------          -------            --------

(Loss from operations)
   and net (loss)              $ (20,368)        $ (6,590)          $ (42,478)
                               =========         ========           =========

Per share information:
   Basic and diluted (loss)
   per common share            $   (0.01)        $  (0.00)          $    (0.02)
                               =========         ========           ==========

 Weighted average
   shares outstanding          2,339,867        2,260,000            2,286,622
                               =========        =========           ==========

See accompanying notes to financial statements.

                 Email Real Estate.com, Inc.
                (A Development Stage Company)
          Statement of Changes in Stockholders' Equity
  For the Period From Inception (March 28, 2000) to February 28, 2003

                                                                  Deficit
                                                  Additional    Accumulated
                       Common         Stock        Paid-in    During Develop-
ACTIVITY               Shares        Amount        Capital      ment Stage    Total
<s>                      <c>          <c>            <c>           <c>          <>
Shares issued for cash
  April 2000 @ $.001    2,260,000     $  2,260     $     -      $       -    $   2,260

Capital contribution
   by shareholder               -            -       8,500              -        8,500

Net (loss) for the year
 ended February 28, 2001        -            -           -        (15,520)
(15,520)
                        ---------     --------     -------      ---------    ---------
Balance, February
   28, 2001             2,260,000        2,260       8,500        (15,520)
(4,760)

Capital contribution
   by shareholder               -            -       1,200              -        1,200

Net (loss) for the year
 ended February 28, 2002        -            -           -         (6,590)
(6,590)
                        ---------     --------     -------       --------     --------
Balance, February 28,
   2002                 2,260,000       2,260        9,700        (22,110)
(10,150)
Shares issued for cash
  November 2002 @ $.50    239,600         240      119,560              -      119,800

Net (loss) for the year
 ended February 28, 2003        -           -            -        (20,368)    (20,368)
                        ---------    --------    ---------     ----------    --------
Balance, February
   28, 2003             2,499,600    $  2,500    $ 129,260     $  (42,478)   $  89,282
                        =========    ========    =========     ==========    =========

See accompanying notes to financial statements.

Email Real Estate.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
Years Ended February 28, 2003 and 2002 and
For the Period From Inception (March 28, 2000) to February 28, 2003

                                                                      Period From
                                                Year Ended            Inception To
                                                February 28,           February 28,
                                              2003      2002              2003
                                         ----------  ---------        -----------
Net income (loss)                        $  (20,368) $  (6,590)       $  (42,479)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Expenses paid by related party                 -          -             3,000
   Expenses contributed to capital
     by shareholder                               -      1,200             9,700
Changes in assets and liabilities:
  Increase (decrease) in accounts
     Payable                                     75          -                75
                                           --------    -------           -------
  Total adjustments                              75      1,200            12,775
                                           --------    -------           -------
  Net cash provided by (used in)
   operating activities                     (20,293)    (5,390)          (29,704)

Cash flows from financing activities:
   Common stock sold for cash               119,800          -           122,060
   Loans from related party                   1,493      5,000             8,702
   Repayment of related party loans               -          -                 -
                                          ---------    -------        ----------
  Net cash provided by (used in)
   financing activities                     121,293      5,000           130,762

Increase (decrease) in cash                 101,000       (390)          101,058
Cash and cash equivalents,
 beginning of period                             58        448                -
                                         ----------   --------       ----------
Cash and cash equivalents,
 end of period                           $  101,058   $     58       $  101,058
                                         ==========   ========       ==========

See accompanying notes to financial statements.

Email Real Estate.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
Years Ended February 28, 2003 and 2002 and
For the Period From Inception (March 28, 2000) to February 28, 2003

                                                             Period From
                                             Year Ended      Inception To
                                            February 28,      February 28,
                                         2003        2002         2003
                                       --------    --------  -------------
Supplemental cash flow information:
   Cash paid for interest             $     -      $     -      $     -
   Cash paid for income taxes         $     -      $     -      $     -








See accompanying notes to financial statements.

Email Real Estate.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2003


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

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended February 28, 2003.

     Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation at its inception. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the period ended February 28, 2003.

     New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (SFAS 146), which is required to be adopted for such activities initiated after December 31, 2002. SFAS 146 establishes accounting rules for recognizing certain costs associated with exit or restructuring activities that are not associated with new business combinations or disposal activities covered by FASB Statement No. 144.

Management believes that the adoption of SFAS No. 146 will have no impact on the Company for the year ended February 28, 2003.

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

During the period from June to November 2002, the Company engaged in the private sale of its common stock to unrelated investors at a price of $.50 per share. The Company has received an aggregate of $119,800 in cash from the sale of common stock during this period and has issued 239,600 shares of common stock in connection therewith.

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

The Company has not provided for income taxes during the years ended February 28, 2003 and 2002 as a result of operating losses. The Company has a net operating loss carryforward at February 28, 2003 of approximately $42,000 that will expire if unused in 2023. The Company has fully reserved the deferred tax asset (approximately $6,300) that would arise from the loss carryforward since the Company cannot predict a level of operations that would assure the utilization of the loss in future periods. The reserve increased by approximately $3,000 during the year ended February 28, 2003.

Note 5. Related Party Transactions

An individual who controls the entity that owns the majority of the Company's outstanding common stock also controls an entity that has advanced funds to the Company and has paid expenses in behalf of the Company.

During the year ended February 28, 2001, the entity advanced $2,209 in cash to the Company and paid expenses in behalf of the Company aggregating $3,000. The entity advanced $5,000 and $1,493 to the Company during the years ended February 28, 2002 and 2003, respectively. The balance due to the entity at February 28, 2003 amounted to $11,701. This amount is not expected to be repaid currently.

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

ITEM 10.   EXECUTIVE COMPENSATION

Since inception, the following compensation has been paid to the executive officers

	                           Annual Compensation                    Awards               Payouts
	                      ---------------------------        ----------------------      ----------
	                                            Other        Restricted  Securities
	                                            Annual          Stock    Underlying         LTIP       All Other
	Name and Position   Year   Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($)
Compensation($)

Dan O'Meara       2002        -      -            -              -           -               -            -
 President and    2003        -      -            -              -           -               -            -
   Treasurer

Sharon Leach      2002        -      -            -              -           -               -            -
Vice-President    2003        -      -            -              -           -               -            -
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

                            Number & Class      Percentage of
Name and Address             of Shares          Common Shares
Dan O'Meara                    50,000                  2.0%
6533 N. Pike Dr.
Larkspur, CO 80118

Sharon Leach                   10,000                   .4%
6046 Parfet Street
Arvada, Colorado 80004

All Directors & Officers
as a group (2 persons)         60,000                  2.4%

The Washington Trust        2,200,000                 88.01%
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

During the year ended February 28, 2001, the entity advanced $2,209 in cash to the Email Real Estate and paid expenses in behalf of Email Real
Estate aggregating $3,000.   The entity advanced $5,000 and $1,493 to
Email Real Estate during the years ended February 28, 2002 and 2003,
respectively.   The balance due to the entity at February 28, 2003
amounted to $11,701.   This amount is not expected to be repaid
currently.

During the year ended February 28, 2002, Email Real Estate received $1,000 in cash from an affiliated company for loan referral services. The amount has been recorded as revenue-related party in the accompanying financial statements.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

 The following exhibits are filed with this report:

None


Reports on Form 8-K

          None

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this annual report on Form 10KSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10KSB has been made known to them in a timely fashion.

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

Signature                          Title                    Date
---------                         ------                    -----
/s/ Dan O'Meara
----------------------     President, Treasurer        June 5, 2003
Dan O'Meara                   and Director

/s/ Sharon Leach
----------------------    Secretary/Vice President     June 5, 2003
Sharon Leach                  and Director

               CERTIFICATIONS

I, Dan O'Meara, certify that:

1.   I have reviewed this annual report on Form 10KSB of Email Real
Estate.com, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 5, 2003

/s/Dan O'Meara
Dan O'Meara
Chief Executive Officer and Chief Financial Officer