Form 10QSB
period 2003-05-31
EMAIL REAL ESTATE COM INC
filed 2003-07-14
CIK 1140028

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB

FOR THE QUARTER ENDED MAY 31, 2003

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


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 2,499,600 shares.

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

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                             May 31, 2003
                              Unaudited)

               ASSETS
               ------
Current assets:                                              2003
                                                          ----------
  Cash                                                    $   99,822
                                                          ----------
      Total current assets                                    99,822
                                                          ----------
                                                          $   99,822
                                                          ==========


         STOCKHOLDERS' EQUITY
         --------------------
Current liabilities:
  Accrued expense - related party                         $   45,000
  Advance from related party                                  11,701
                                                          ----------
      Total current liabilities                               56,701


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                           -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,499,600
  shares issued and outstanding                                2,500
 Additional paid in capital                                  129,260
 (Deficit) accumulated during
  development stage                                          (88,639)
                                                          ----------
                                                              43,121
                                                          ----------
                                                          $   99,822
                                                          ==========





See accompanying notes to financial statements.

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                       Statements of Operations
              Three Months Ended May 31, 2003 and 2002 and
    For the Period From Inception (March 28, 2000) to May 31, 2003
                              (Unaudited)

                                                           Period From
                                    Three Months Ended     Inception To
                                         May 31,              May 31,
                                     2003         2002         2003
                                  ----------   ----------   ----------
Revenue - related party           $        -   $        -   $    1,000

Operating expenses:
  Professional fees                    1,250            -       18,642
  Consulting expense-related party    45,000            -       64,078
  Web site design expense -
    related party                          -            -        4,500
  Other expenses                         208           24        2,943
                                  ----------   ----------   ----------
                                      46,458           24       90,163
                                  ----------   ----------   ----------
Other income and expense:
  Interest income                        297            -          524
                                  ----------   ----------   ----------
(Loss from operations) and
  net (loss)                      $  (46,161)  $      (24)  $  (88,639)
                                  ==========   ==========   ==========

Per share information:
 Basic and diluted (loss)
  per common share                $    (0.02)  $    (0.00)  $   (0.04)
                                  ==========   ==========   ==========
 Weighted average shares
  outstanding                      2,499,600    2,260,000    2,303,005
                                  ==========   ==========   ==========





See accompanying notes to financial statements.

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                       Statements of Cash Flows
             Three Months Ended May 31, 2003 and 2002 and
     For the Period From Inception (March 28, 2000) to May 31, 2003
                              (Unaudited)

                                                           Period From
                                    Three Months Ended     Inception To
                                         May 31,              May 31,
                                     2003        2002          2003
                                  ----------   ----------   ----------
Net income (loss)                 $  (46,161)  $      (24)  $  (88,640)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Expenses paid by related party          -            -        3,000
   Expenses contributed to capital
    by shareholder                         -            -        9,700
Changes in assets and liabilities:-
  Increase (decrease) in accounts
  payable                                (75)           -            -
  Increase (decrease) in accrued
  expenses                            45,000            -       45,000
                                  ----------   ----------   ----------
  Total adjustments-                  44,925            -       57,700
                                  ----------   ----------   ----------
  Net cash provided by (used in)
   operating activities               (1,236)         (24)     (30,940)


Cash flows from financing activities:
   Common stock sold for cash              -            -      122,060
   Loans from related party                -          100        8,702
   Repayment of related party loans        -            -            -
                                  ----------   ----------   ----------
  Net cash provided by (used in)
   financing activities                    -          100      130,762
                                  ----------   ----------   ----------
Increase (decrease) in cash           (1,236)          76       99,822
Cash and cash equivalents,
 beginning of period                 101,058           58            -
                                  ----------   ----------   ----------
Cash and cash equivalents,
 end of period                    $   99,822   $      134   $   99,822
                                  ==========   ==========   ==========





See accompanying notes to financial statements.

Email Real Estate.com, Inc.
Notes to Unaudited Financial Statements
May 31, 2003


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended February 28, 2003 included in the Company's filing on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company had an outstanding advance balance due to a related party of $11,701 at May 31, 2003.

During the quarter ended May 31, 2003 the Company entered into a consulting agreement with a related party whereby the Company will receive financial and investor relations services for a period of twelve months beginning March 1, 2003. The Company is obligated to pay the consultant a monthly consulting fee of $15,000. The contract may be terminated by either party upon 30 days written notice after the initial six months of the contract has expired. The Company has accrued $45,000 pursuant to the agreement at May 31, 2003.

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

For the three months ended May 31, 2003 and 2002, Email Real Estate did not pursue any investing activities.

For the three months ended May 31, 2003, Email Real Estate did not pursue any financing activities.

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

Results of Operations.   For the three months ended May 31, 2003 and
2002, Email Real Estate did not receive any revenues from operations.

For the three months ended May 31, 2003, Email Real Estate had expenses of $46,458 consisting of professional fees of $1,1250, consulting expense-related party of $45,000 and other expenses of $208.

For the three months ended May 31, 2002, Email Real Estate had expenses of $24 consisting of other expenses of $24.

Plan of Operation.   Email Real Estate is in the development stage and
has not conducted any significant operations to date or received operating revenues. Email Real Estate can satisfy our cash requirements in the next 12 months with the proceeds from the recent public offering or through loans from our officers and directors.
We will not need to conduct any research and development regarding our business plan.

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


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

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


Date: July 11, 2003



By:  /s/ Dan O'Meara
    ------------------------
    Dan O'Meara
    President

               CERTIFICATIONS

I, Dan O'Meara, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Email Real Estate.com, Inc..

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 11, 2003

/s/Dan O'Meara
Dan O'Meara
Chief Executive Officer
Chief Financial Officer