Form 10QSB
period 2003-08-31
EMAIL REAL ESTATE COM INC
filed 2003-10-15
CIK 1140028

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB

FOR THE QUARTER ENDED AUGUST 31, 2003

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

                       Email Real Estate.com, Inc.
                      (A Development Stage Company)
                              Balance Sheet
                             August 31, 2003
                                (Unaudited)

                    ASSETS
                    ------
Current assets:                                               2003
                                                           ----------
  Cash                                                     $   25,873
                                                           ----------
      Total current assets                                     25,873
                                                           ----------
                                                           $   25,873
                                                           ==========

             STOCKHOLDERS' EQUITY
             --------------------
Current liabilities:
  Accrued expenses                                         $   30,000
                                                           ----------
      Total current liabilities                                30,000


Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                      -

 Common stock, $.001 par value, 100,000,000 shares
  authorized, 2,499,600 shares issued and outstanding           2,500
 Additional paid in capital                                   129,260
 (Deficit) accumulated during development stage              (135,887)
                                                           ----------
                                                               (4,127)
                                                           ----------
                                                           $   25,873
                                                           ==========





See accompanying notes to financial statements.

                       Email Real Estate.com, Inc.
                      (A Development Stage Company)
                         Statements of Operations
            Three Months and Six Ended August 31, 2003 and 2002
     For the Period From Inception (March 28, 2000) to August 31, 2003
                                (Unaudited)

                                                                             Period From
                                   Three Months Ended     Six Months Ended   Inception To
                                        August 31,           August 31,       August 31,
                                     2003       2002       2003       2002       2003
                                  ---------  ---------  ---------  ---------  ---------
Revenue - interest income         $       -  $       -  $       -  $       -  $   1,000

Operating expenses:
  Professional fees                   1,727      1,550      2,977      1,550     20,369
  Consulting expense -
   related party                     45,000          -     90,000          -    109,078
  Web site design expense -
   related party                          -          -          -          -      4,500
  Other expenses                        670        124        878        148      3,614
                                  ---------  ---------  ---------  ---------  ---------
                                     47,397      1,674     93,855      1,698    137,561
                                  ---------  ---------  ---------  ---------  ---------
Other income and expense:
  Interest income                       149          -        446          -        674
                                  ---------  ---------  ---------  ---------  ---------
(Loss from operations) and
   net (loss)                     $ (47,248) $  (1,674) $ (93,409) $  (1,698) $(135,887)
                                  =========  =========  =========  =========  =========

Per share information:
 Basic and diluted (loss)
  per common share                $   (0.02) $   (0.00) $   (0.04) $   (0.00) $   (0.06)
                                  =========  =========  =========  =========  =========
 Weighted average shares
  outstanding                     2,260,000  2,260,000  2,260,000  2,260,000  2,260,000
                                  =========  =========  =========  =========  =========




See accompanying notes to financial statements.

                       Email Real Estate.com, Inc.
                      (A Development Stage Company)
                         Statements of Cash Flows
                      Six Months Ended August 31, 2003
  For the Period From Inception (March 28, 2000) to August 31, 2003
                               (Unaudited)

                                                                         Period From
                                                    Six Months Ended     Inception To
                                                       August 31,         August 31,
                                                    2003        2002        2003
                                                 ----------  ----------  ----------
Net income (loss)                                $  (93,409) $   (1,698) $ (135,888)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Expenses paid by related party                         -           -       3,000
   Expenses contributed to capital by shareholder         -           -       9,700
Changes in assets and liabilities:
  Increase (decrease) in accounts payable               (75)        300           -
  Increase (decrease) in accrued expenses                 -           -           -
                                                 ----------  ----------  ----------
  Total adjustments                                     (75)        300      12,700
                                                 ----------  ----------  ----------
  Net cash provided by (used in) operating
   activities                                       (93,484)     (1,398)   (123,188)

Cash flows from financing activities:
   Common stock sold for cash                             -      19,500     122,060
   Loans from related party                               -       1,600       8,702
   Repayment of related party loans                 (11,701)          -     (11,701)
                                                 ----------  ----------  ----------
  Net cash provided by (used in) financing
   activities                                       (11,701)     21,100     119,061
                                                 ----------  ----------  ----------
Increase (decrease) in cash                        (105,185)     19,702      (4,127)
Cash and cash equivalents, beginning of period      101,058          58           -
                                                 ----------  ----------  ----------
Cash and cash equivalents, end of period         $   (4,127) $   19,760 $    (4,127)
                                                 ==========  ==========  ==========





See accompanying notes to financial statements.

                        Email Real Estate.com, Inc.
                  Notes to Unaudited Financial Statements
                            August 31 2003


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

The Company had an outstanding advance balance due to a related party of $11,701 at February 28, 2003 that was repaid in full during July 2003.

During the quarter ended May 31, 2003 the Company entered into a consulting agreement with a related party whereby the Company will receive financial and investor relations services for a period of twelve months beginning March 1, 2003. The Company is obligated to pay the consultant a monthly consulting fee of $15,000. The contract may be terminated by either party upon 30 days written notice after the initial six months of the contract has expired. The Company has accrued $30,000 pursuant to the agreement at August 31,2003.

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

For the six months ended August 31, 2003 and 2002, Email Real Estate did not pursue any investing activities.

For the six months ended August 31, 2003, Email Real Estate did not pursue any financing activities.

For the six months ended August 31, 2002, Email Real Estate received $19,500 from the sale of common stock and loans from a related party of $1,600 resulting in net cash provided by financing activities of $21,100.

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

Results of Operations.   For the six months ended August 31, 2003 and
2002, Email Real Estate did not receive any revenues from operations.

For the six months ended August 31, 2003, Email Real Estate had expenses of $93,855 consisting of professional fees of $2,977, consulting expense-related party of $90,000 and other expenses of $878.

For the six months ended August 31, 2002, Email Real Estate had expenses of $1,698 consisting of professional fees of $1,550 and other expenses of $148.



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


Date: October 14, 2003



By:  /s/ Dan O'Meara
    ------------------------
    Dan O'Meara
    President

               CERTIFICATIONS

I, Dan O'Meara, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Email Real Estate.com, Inc.

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

Date:  October 14, 2003

/s/Dan O'Meara
Dan O'Meara
Chief Executive Officer
Chief Financial Officer