Form 10QSB
period 2003-11-30
EMAIL REAL ESTATE COM INC
filed 2004-01-22
CIK 1140028

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB

FOR THE QUARTER ENDED November 30, 2003

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

                       Email Real Estate.com, Inc.
                      (A Development Stage Company)
                             Balance Sheet
                            November 30, 2003
                               (Unaudited)

                     ASSETS
                     ------
Current assets:                                               2003
                                                           ----------
  Cash                                                     $   23,051
                                                           ----------
      Total current assets                                     23,051
                                                           ----------

                                                           $   23,051
                                                           ==========

              STOCKHOLDERS' EQUITY
              --------------------
Current liabilities:
  Accrued expenses                                         $   75,000
                                                           ----------
      Total current liabilities                                75,000



Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                      -

 Common stock, $.001 par value, 100,000,000 shares
  authorized, 24,996,000 shares issued and outstanding         25,000
 Additional paid in capital                                   106,760
 (Deficit) accumulated during development stage              (183,709)
                                                           ----------
                                                              (51,949)
                                                           ----------
                                                           $   23,051
                                                           ==========





See accompanying notes to financial statements.

                       Email Real Estate.com, Inc.
                      (A Development Stage Company)
                         Statements of Operations
         Three Months and Nine Ended November 30, 2003 and 2002
  For the Period From Inception (March 28, 2000) to November 30, 2003
                                (Unaudited)

                                                                            Period From
                               Three Months Ended      Nine Months Ended   Inception To
                                   November 30,            November 30,    November 30,
                                2003         2002       2003        2002        2003
                             ----------  ----------  ----------  ----------  ----------
Revenue - interest income    $        -  $        -  $        -  $        -  $    1,000

Operating expenses:
  Professional fees                 350         525       3,327       2,075      20,719
  Consulting expense-related
    party                        45,000           -     135,000           -     154,078
  Web site design expense-related
    party                             -           -           -           -       4,500
  Other expenses                  2,530          15       3,407         163       6,143
                             ----------  ----------  ----------  ----------  ----------
                                 47,880         540     141,734       2,238     185,440
                             ----------  ----------  ----------  ----------  ----------
Other income and expense:
  Interest income                    57           -         503           -         731
                             ----------  ----------  ----------  ----------  ----------
(Loss from operations) and
  net (loss)                 $  (47,823) $     (540) $ (141,231) $   (2,238) $ (183,709)
                             ==========  ==========  ==========  ==========  ==========

Per share information:
 Basic and diluted (loss)
  per common share           $    (0.00) $    (0.00) $    (0.01) $    (0.00)
                             ==========  ==========  ==========  ==========
 Weighted average shares
  outstanding                24,996,000  23,398,667  24,996,000  22,866,222
                             ==========  ==========  ==========  ==========





See accompanying notes to financial statements.

                       Email Real Estate.com, Inc.
                      (A Development Stage Company)
                        Statements of Cash Flows
                    Nine Months Ended November 30, 2003
  For the Period From Inception (March 28, 2000) to November 30, 2003
                               (Unaudited)

                                                                       Period From
                                                 Nine Months Ended     Inception To
                                                    November 30,       November 30,
                                                 2003         2002         2003
                                              ----------   ----------   ----------
Net income (loss)                             $ (141,231)  $   (2,238)  $ (183,710)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Expenses paid by related party                      -            -        3,000
   Expenses contributed to capital by shareholder      -            -        9,700
Changes in assets and liabilities:
  Increase (decrease) in accounts payable            (75)         825            -
  Increase (decrease) in accrued expenses         75,000            -       75,000
                                              ----------   ----------   ----------
  Total adjustments                               74,925          825       87,700
                                              ----------   ----------   ----------
  Net cash provided by (used in)
   operating activities                          (66,306)      (1,413)     (96,010)


Cash flows from financing activities:
   Common stock sold for cash                          -      120,500      122,060
   Loans from related party                            -        1,600        8,702
   Repayment of related party loans              (11,701)           -      (11,701)
                                              ----------   ----------   ----------
  Net cash provided by (used in)
   financing activities                          (11,701)     122,100      119,061
                                              ----------   ----------   ----------
Increase (decrease) in cash                      (78,007)     120,687       23,051
Cash and cash equivalents,
 beginning of period                             101,058           58            -
                                              ----------   ----------   ----------
Cash and cash equivalents,
 end of period                                $   23,051   $  120,745   $   23,051
                                              ==========   ==========   ==========




See accompanying notes to financial statements.

                       Email Real Estate.com, Inc.
                 Notes to Unaudited Financial Statements
                            November 30 2003


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

During the quarter ended May 31, 2003 the Company entered into a consulting agreement with a related party whereby the Company will receive financial and investor relations services for a period of twelve months beginning March 1, 2003. The Company is obligated to pay the consultant a monthly consulting fee of $15,000. The contract may be terminated by either party upon 30 days written notice after the initial six months of the contract has expired. The Company has accrued $45,000 pursuant to the agreement at November 30, 2003.

On August 29, 2003, the Company's Board of Directors approved a forward stock split of 10 shares for 1 share of outstanding common stock. All share and per share information in the accompanying financial statements has been restated to reflect the stock split.

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

For the nine months ended November 30, 2003 and 2002, Email Real Estate did not pursue any investing activities.

For the nine months ended November 30, 2003, Email Real Estate repaid related party loans of $11,701 resulting in net cash used in financing activities of $11,701.

For the nine months ended November 30, 2002, Email Real Estate received $120,500 from the sale of common stock and loans from a related party of $1,600 resulting in net cash provided by financing activities of $122,100.

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

Results of Operations.   For the nine months ended November 30, 2003
and 2002, Email Real Estate did not receive any revenues from operations.

For the nine months ended November 30, 2003, Email Real Estate had expenses of $141,734 consisting of professional fees of $3,327, consulting expense-related party of $135,000 and other expenses of $3,407.

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

We will not have to raise additional funds before June 2004.

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


Date: January 21, 2004



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

Date:  January 21, 2004

/s/Dan O'Meara
Dan O'Meara
Chief Executive Officer
Chief Financial Officer