Form 10KSB
period 2004-02-28
EMAIL REAL ESTATE COM INC
filed 2004-06-01
CIK 1140028

FORM 10-KSB
        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
 [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 2/28/04
                       OR
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

The Company's revenues for its most recent fiscal year were $0.00   As
of April 30, 2004, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $2,036,600.

The number of shares outstanding of Company's only class of common stock, as of April 30, 2004 was 24,996,000 shares of its common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                 PART I

ITEM 1.    BUSINESS

Email Real Estate historically planned to and developed websites for the real estate industry to facilitate the distribution of information regarding real estate brokers and current listings and the sale of real
estate.   A web site was created by CMC Web Design, a non-affiliate.
We have no further obligations or agreements with CMC Web Design and the Website is no longer active

We had planned to offer a full line of on-line real estate services, including, but not limited to:
   -   websites to the real estate industry
   -   on-line listings of homes
   - interaction with mortgage lenders to provide on-line loan information and applications
   -   on-line sale and purchase of homes, and
   -   on-line customer service

We completed a web site and had customers that we tested to determine viability of our products and services.

We had also intended to generate revenues by selling advertising for specific services like homeowners insurance and home warranty services.

Dan O'Meara has run the day-to-day operations of Email Real Estate and Sharon Leach has assisted the independent web designer with specific information and text related to further development.

They will only be required work part time (20 hours per week) for Email Real Estate.

Although we have developed our website, we have never had any significant operations nor have we generated any revenue and as a result we have decided to change our business strategy.

Business Strategy.   Our officers, directors and key shareholders have
been exploring new directions for the company for the past three months and have encountered several opportunities that they believe could enhance shareholder value and long term growth for the company.

Government Regulation.   There are no applicable regulations in the
state of Colorado.

ITEM 2.  PROPERTIES.

Email Real Estate.com, Inc.'s principal executive and administrative
offices are at 21 Wilcox Street #C, Castle Rock, CO 80104.   These
offices consist of 150 square feet and are leased under an oral agreement on a monthly basis at the lease price of $100 per month.

ITEM 3.    LEGAL PROCEEDINGS.

Email Real Estate.com, Inc. is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended February 28, 2004, no matters were submitted to a vote of Email Real Estate's security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.    Email Real Estate began trading publicly on the
NASD Over the Counter Bulletin Board in August 2003.

The following table sets forth the range of high and low bid quotations for Email Real Estate's common stock for each quarter since August
2003, as reported on the NASD Bulletin Board.   The quotations
represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                  High Bid               Low Bid

           8/31/2003                     $.40                    $.40
          11/30/2003                     $.50                    $.50
           2/28/2004                     $.50                    $.50

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. In light of our new direction and focus we face all of the uncertainties of a new business venture seeking new opportunity. There are no assurances that our management will at all be successful in seeking a new direction for the company, nor that any such venture, if located, will be successful.

Capital and Source of Liquidity. All of the initial working capital has been obtained from the sale of common shares to the current officers, directors and principal shareholder and loans from Advanced Funding, a related party. Advanced Funding is controlled by Jerry Burden who also controls The Washington Trust, a majority shareholder of Email Real Estate. Email Real Estate does not require substantial capital to expand our newly developing business plans.

For the years ended February 29, 2004 and February 28, 2003, Email Real did not pursue any investing activities.

For the year ended February 29, 2004, Email Real Estate received loans from a related party of $10,300 resulting in net cash provided by financing activities of $10,300.

For the year ended February 28, 2003, Email Real Estate received loans from a related party of $1,493 and sold common stock for cash of
$119,800.   As a result, Email Real Estate had net cash provided by
financing activities of $121,293 for the year ended February 28, 2003.

On a long-term basis, liquidity is dependent on commencement and expansion of operation and receipt of revenues, additional infusions of
capital, and debt financing.   Email Real Estate believes that
additional capital and debt financing in the short term will allow Email Real Estate to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that Email Real Estate will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   For the year ended February 29, 2004, Email
Real Estate did not receive any revenues from operations.

For the year ended February 29, 2004, Email Real Estate had expenses of $86,113 consisting of professional fees of $4,027, consulting expense-
related party of $77,930 and other expenses of $4,156.   For the year
ended February 29, 2004, Email Real Estate entered into a consulting contract with Jerry Burden to provide financial consulting for $105,000. As of February 29, 2004, there was a balance due of $22,000 that was subsequently paid on April 29, 2004.

For the year ended February 28, 2003, Email Real Estate did not receive any revenues from operations.

For the year ended February 28, 2003, Email Real Estate had expenses of $20,596 consisting of professional fees of $4,467, consulting expense-related party of $13,878 and other expenses of $2,251.

Plan of Operation.   Email Real Estate is in the development stage and
has not conducted any significant operations to date or received operating revenues. Email Real Estate can satisfy our cash requirements in the next 12 months with the remaining proceeds of our public offering or through loans from our officers and directors.
We will not need to conduct any research and development regarding our business plan.

During the period from June to November 2002, Email Real Estate engaged in the private sale of its common stock to unrelated investors at a price of $.50 per share. Email Real Estate has received an aggregate of $119,800 in cash from the sale of common stock during this period and has issued 239,600 shares of common stock in connection therewith.

Over the next twelve months, we will

-   Finalize a new business plan and focus
-   Begin the implementation of our new plan and focus

We do not expect to purchase any plant or significant equipment.   We
do not expect significant changes in the number of employees to conduct operations.

We will not have to raise additional funds before March 2004.

Email Real Estate may experience problems; delays, expenses, and difficulties sometimes encountered by an enterprise in Email Real Estate's stage of development, many of which are beyond Email Real Estate's control. These include, but are not limited to, unanticipated problems relating to the development of the its new focus, ongoing legal and accounting costs, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Email Real Estate.com, Inc.
(A Development Stage Company)

We have audited the balance sheet of Real Estate.com, Inc. as of February 29, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended February 29, 2004 and February 28, 2003 and for the period from inception (March 28, 2000) to February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Email Real Estate.com, Inc. as of February 29, 2004, and the results of its operations and cash flows for the years ended February 29, 2004 and February 28, 2003 and for the period from inception (March 28, 2000) to February 29, 2004, in conformity with generally accepted accounting principles.




                   	    James E. Scheifley and Associates, P.C.
                           Certified Public Accountants

Dillon, Colorado
April 29, 2004

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                          February 29, 2004

                   ASSETS
                   ------                                      2004
                                                           ----------
Current Assets:
  Cash                                                     $   26,183
                                                           ----------
      Total current assets                                     26,183
                                                           ----------
                                                           $   26,183
                                                           ==========

            STOCKHOLDERS' EQUITY
            --------------------
Current liabilities:
  Accounts payable                                         $      467
                                                           ----------
      Total current liabilities                                   467

Advance from related party                                     22,000

Commitments and contingencies                                       -

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                      -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 24,996,000 shares issued and outstanding         24,996
 Additional paid in capital                                   106,764
 (Deficit) accumulated during development stage              (128,044)
                                                           ----------
                                                                3,716
                                                           ----------
                                                           $   26,183
                                                           ==========





See accompanying notes to financial statements.

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                       Statements of Operations
          Years Ended February 29, 2004 and February 28, 2003
  For the Period From Inception (March 28, 2000) to February 29, 2004

                                                           Period From
                                       Year Ended          Inception To
                                   Feb 29,      Feb 28,      Feb 29,
                                    2004         2003         2004
                                 ----------   ----------   ----------
Revenue-related party            $        -   $        -   $    1,000

Operating expenses:
  Professional fees                   4,027        4,467       21,420
  Consulting expense-related
    party                            77,930       13,878       97,008
  Web site design expense-related
    party                                 -            -        4,500
  Other expenses                      4,156        2,251        6,892
                                 ----------   ----------   ----------
                                     86,113       20,596      129,820
                                 ----------   ----------   ----------
Other income and expense:
  Interest income                       548          228          776
                                 ----------   ----------   ----------
(Loss from operations)
  and net (loss)                 $  (85,565)  $  (20,368)  $ (128,044)
                                 ==========   ==========   ==========

Per share information:
  Basic and diluted (loss) per
    common share                 $    (0.00)  $    (0.00)  $    (0.01)
                                 ==========   ==========   ==========
  Weighted average shares
    outstanding                  24,996,000   23,398,670   23,398,667
                                 ==========   ==========   ==========





See accompanying notes to financial statements.

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
  For the Period From Inception (March 28, 2000) to February 29, 2004

                                                                   Deficit
                                                                Accumulated
                                                   Additional      During
                            Common        Stock      Paid-in    Development
                            Shares       Amount      Capital        Stage       Total
  ACTIVITY               ----------   ----------   ----------   ----------   ----------
Shares issued for cash
 April 2000 @ $.001      22,600,000   $    2,260   $        -   $        -   $    2,260

Capital contribution by
 shareholder                      -            -        8,500            -        8,500

Net (loss) for the year
 ended February 28, 2001          -            -            -      (15,521)     (15,521)
                         ----------   ----------   ----------   ----------   ----------
Balance, February 28,
 2001                    22,600,000        2,260        8,500      (15,521)      (4,761)

Capital contribution by
 shareholder                      -            -        1,200            -        1,200

Net (loss) for the year
 ended February 28, 2002          -            -            -       (6,590)      (6,590)
                         ----------   ----------   ----------   ----------   ----------
Balance, February 28,
 2002                    22,600,000        2,260        9,700      (22,111)     (10,151)

Shares issued for cash
  November 2002 @ $.05    2,396,000          240      119,560            -      119,800
  Par value reclass               -       22,496      (22,496)           -            -

Net (loss) for the year
 ended February 28, 2003          -            -            -      (20,368)     (20,368)
                         ----------   ----------   ----------   ----------   ----------
Balance, February 28,
 2003                    24,996,000       24,996      106,764      (42,479)      89,281

Net (loss) for the year
 ended February 29, 2004          -            -            -      (85,565)     (85,565)

Balance, February 29,
 2004                    24,996,000   $   24,996   $  106,764   $ (128,044)  $    3,716
                         ==========   ==========   ==========   ==========   ==========

See accompanying notes to financial statements.

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                        Statements of Cash Flows
          Years Ended February 29, 2004 and February 28, 2003
  For the Period From Inception (March 28, 2000) to February 29, 2004

                                                          Period From
                                       Year Ended          Inception
                                       February 29,        to  Feb 29,
                                    2004         2003         2004
                                 ----------   ----------   ----------
Net income (loss)                $  (85,565)  $  (20,368)  $ (128,044)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Expenses paid by related party         -            -        3,000
   Expenses contributed to capital
   by shareholder                         -            -        9,700
Changes in assets and liabilities:
 Increase (decrease) in accounts
  payable                               390           75          465
                                 ----------   ----------   ----------
   Total adjustments                    390           75       13,165
                                 ----------   ----------   ----------
   Net cash provided by (used in)
   operating activities             (85,175)     (20,293)    (114,879)

Cash flows from financing activities:
 Common stock sold for cash               -      119,800      122,060
   Loans from related party          10,300        1,493       19,002
   Repayment of related party loans       -            -            -
                                 ----------   ----------   ----------
 Net cash provided by (used in)
  financing activities               10,300      121,293      141,062
                                 ----------   ----------   ----------
Increase (decrease) in cash         (74,875)     101,000       26,183
Cash and cash equivalents,
 beginning of period                101,058           58            -
                                 ----------   ----------   ----------
Cash and cash equivalents,
 end of period                   $   26,183   $  101,058   $   26,183
                                 ==========   ==========   ==========





See accompanying notes to financial statements.

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                        Statements of Cash Flows
          Years Ended February 29, 2004 and February 28, 2003
  For the Period From Inception (March 28, 2000) to February 29, 2004

                                                          Period From
                                       Year Ended          Inception
                                       February 29,        to  Feb 29,
                                    2004         2003         2004
                                 ----------   ----------   ----------
Supplemental cash flow information:
   Cash paid for interest        $        -   $        -   $        -
   Cash paid for income taxes    $        -   $        -   $        -





See accompanying notes to financial statements.

                      Email Real Estate.com, Inc.
                     (A Development Stage Company)
                     Notes to Financial Statements
                           February 29, 2004


Note 1.  Organization and Summary of Significant Accounting Policies

The Company was incorporated in Colorado on March 28, 2000. The Company' s activities to date have been limited to organization and capital formation. The Company plans to engage in the online real estate services business via the use of an internet website. The Company has chosen February 28th as the end of its fiscal year.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

     Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended February 29, 2004.

     Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation at its inception. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. No stock based compensation was paid by the Company during the period ended February 29, 2004.

     New Accounting Pronouncements
In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have an impact on its financial position or operating results.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB
25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Note 2.  Stockholders' Equity

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

During the period from June to November 2002, the Company engaged in the private sale of its common stock to unrelated investors at a price of $.05 per share. The Company has received an aggregate of $119,800 in cash from the sale of common stock during this period and has issued 2,396,000 shares of common stock in connection therewith.


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

The Company has not provided for income taxes during the years ended February 29, 2004 and February 28, 2003 as a result of operating losses. The Company has a net operating loss carryforward at February 29, 2004 of approximately $128,000 that will expire if unused in 2024. The Company has fully reserved the deferred tax asset (approximately $33,000) that would arise from the loss carryforward since the Company cannot predict a level of operations that would assure the utilization of the loss in future periods. The reserve increased by approximately $26,700 during the year ended February 29, 2004.

Note 5.  Related Party Transactions

An individual who controls the entity that owns the majority of the Company's outstanding common stock also controls an entity that has advanced funds to the Company and has paid expenses in behalf of the Company.

During the year ended February 28, 2001, the entity advanced $2,209 in cash to the Company and paid expenses in behalf of the Company aggregating $3,000. The entity advanced $5,000 and $1,493 to the Company during the years ended February 28, 2002 and 2003, respectively. The company entered into a consulting contract with the related party for the year ended February 29, 2004 totaling $105,000, there is a balance due of $22,000 to the entity as of February 29, 2004 that was subsequently paid on April 29, 2004.

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

ITEM 8A    CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of March 8, 2004 our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 10.   EXECUTIVE COMPENSATION

Since inception, the following compensation has been paid to the executive officers

	                           Annual Compensation                    Awards               Payouts
	                      ---------------------------        ----------------------      ----------
	                                            Other        Restricted  Securities
	                                            Annual          Stock    Underlying         LTIP       All Other
	Name and Position   Year   Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($)
Compensation($)

Dan O'Meara       2004        -      -            -              -           -               -            -
 President and    2003        -      -            -              -           -               -            -
   Treasurer

Sharon Leach      2004        -      -            -              -           -               -            -
Vice-President    2003        -      -            -              -           -               -            -
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

                            Number & Class      Percentage of
Name and Address             of Shares          Common Shares
Dan O'Meara                   500,000                  2.0%
6533 N. Pike Dr.
Larkspur, CO 80118

Sharon Leach                  100,000                   .4%
6046 Parfet Street
Arvada, Colorado 80004

All Directors & Officers
as a group (2 persons)        600,000                  2.4%

The Washington Trust       22,000,000                 88.01%
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception, Email Real Estate issued 22,000,000 common shares for consideration of $.001 per common share to:

The Washington Trust     22,000,000 common shares

Current officers, directors and promoters paid cash of $.001 per common share

Dan O'Meara             500,000 common shares
Sharon Leach            100,000 common shares

The above issuances have been adjusted to reflect a forward stock split of 10 shares for 1 share effective August 29, 2003.

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

During the year ended February 28, 2001, the entity advanced $2,209 in cash to the Email Real Estate and paid expenses in behalf of Email Real
Estate aggregating $3,000.   The entity advanced $5,000 and $1,493 to
Email Real Estate during the years ended February 28, 2002 and 2003,
respectively.   Email Real Estate entered into a consulting contract
with Corporate Internet Marketing for the year ended February 29, 2004 totaling $105,000, there is a balance due of $22,000 to the entity as of February 29, 2004 that was subsequently paid on April 29, 2004.

During the year ended February 28, 2002, Email Real Estate received $1,000 in cash from an affiliated company for loan referral services. The amount has been recorded as revenue-related party in the accompanying financial statements.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(b)    List of Exhibits

         The following exhibits are filed with this report:


   3.i      Articles of Incorporation
            incorporated by reference to Form SB-2

   3.ii By-Laws of Email Real Estate incorporated by reference to Form SB-2

   4.i Form of Specimen of common stock incorporated by reference to Form SB-2

31	      302 Certification

   32       906 Certification

Reports on Form 8-K

          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees. Email Real Estate incurred aggregate fees and expenses of approximately $2,800 from James E. Scheifley & Associates, PC for the fiscal years 2004 annual audit and for review of Email Real Estate's financial statements included in its Forms 10-QSB for the 2004 fiscal year. The fees for the fiscal year 2004 and through the first quarter of 2004 were included in its former parent's accounting and audit fees expense.

Tax Fees.   Email Real Estate did not incur any tax fees to James E.
Scheifley & Associates, PC for the fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 and 2003 were approved by the Board of Directors pursuant to its policies and procedures. Email Real Estate intends to continue using James E. Scheifley & Associates, PC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

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

Signature                          Title                    Date
---------                         ------                    -----
/s/ Dan O'Meara
----------------------     President, Treasurer        May 28, 2004
Dan O'Meara                   and Director

/s/ Sharon Leach
----------------------    Secretary/Vice President     May 28, 2004
Sharon Leach                  and Director