Form 10QSB
period 2004-05-31
EMAIL REAL ESTATE COM INC
filed 2004-07-09
CIK 1140028

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2004

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50782

EMAIL REAL ESTATE.COM, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1588441
(State of Incorporation)	(I.R.S. Employer Identification Number)

21 Wilcox Street, Suite C, Castle Rock, CO 80104

(Address of principal executive offices)

(303) 257-7800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of July 2, 2004, there were 24,996,000 shares of our Common Stock issued and outstanding.

EMAIL REAL ESTATE.COM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

EMAIL REAL ESTATE.COM, INC.

(a Development Stage Company)

(a Colorado corporation)

Castle Rock, Colorado

Balance Sheet at May 31, 2004 (unaudited)	F-1

Statement of Operations for the three months ended May 31, 2004 and May 31, 2003 and for period from inception (March 28, 2000 through May 31, 2004) (unaudited)	F-2

Statement of Cash Flows for the three months ended May 31, 2004 and May 31, 2003 and for period from inception (March 28, 2000 through May 31, 2004) (unaudited)	F-3

Notes to Financial Statements	F-4

Email Real Estate.com, Inc.

(A Development Stage Company)

Balance Sheet

May 31, 2004

ASSETS
Current assets:
Cash	$429

Total current assets	429

$429

STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—

Total current liabilities	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—

Common stock, $.001 par value, 100,000,000 shares authorized, 24,996,000 shares issued and outstanding	24,996
Additional paid in capital	106,764
(Deficit) accumulated during development stage	(131,331)

429

$429

See accompanying notes to financial statements.

Email Real Estate.com, Inc.

(A Development Stage Company)

Statements of Operations

Three Months Ended May 31, 2004 and May 31, 2003

For the Period From Inception (March 28, 2000) to May 31, 2004

	Three Months		Period From Inception To May 31, 2004
	May 31, 2004	May 31, 2003
Revenue - related party	$—	$—	9,140

Operating expenses:
Professional fees	3,050	1,250	24,469
Consulting expense - related party	—	45,000	105,148
Web site design expense - related party	—	—	4,500
Other expenses	248	208	7,139

	3,298	46,458	141,256

Other income and expense:
Interest income	11	297	786

(Loss from operations) and net (loss)	$(3,287)	$(46,161)	$(131,330)

Per share information:
Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.06)

Weighted average shares outstanding	2,339,867	23,398,670	2,286,622

See accompanying notes to financial statements.

Email Real Estate.com, Inc.

(A Development Stage Company)

Statements of Cash Flows

Three Months May 31, 2004 and May 31, 2003

For the Period From Inception (March 28, 2000) to May 31, 2004

	Three Months May 31,		Period From Inception To May 31, 2004
	2004	2003
Net income (loss)	$(3,287)	$(46,161)	$(131,331)
Adjustments to reconcile net income to net cash provided by operating activities:
Expenses paid by related party	—	—	3,000
Expenses contributed to capital by shareholder	—	—	9,700
Changes in assets and liabilities:
Increase (decrease) in accounts payable		(75)
Increase (decrease) in accured expenses	(467)	45,000	—

Total adjustments	(467)	44,925	12,700

Net cash provided by (used in) operating activities	(3,754)	(1,236)	(118,631)

Cash flows from financing activities:
Common stock sold for cash	—	—	122,060
Loans from related party	—	—	19,000
Repayment of related party loans	(22,000)	—	(22,000)

Net cash provided by (used in) financing activities	(22,000)	—	119,060

Increase (decrease) in cash	(25,754)	(1,236)	429
Cash and cash equivalents, beginning of period	26,183	101,058	—

Cash and cash equivalents, end of period	$429	$99,822	$429

See accompanying notes to financial statements.

EMAIL REAL ESTATE.COM, INC.

(a Development Stage Company)

(a Colorado corporation)

Castle Rock, Colorado

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended February 29, 2004 included in the Company’s filing on Form 10-K.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company had an outstanding advance balance due to a related party of $11,701 at May 31, 2003, the account was paid in full and had no remaining balance as of May 31, 2004.

During the quarter ended May 31, 2003 the Company entered into a consulting agreement with a related party whereby the Company will receive financial and investor relations services for a period of twelve months beginning March 1, 2003. The Company is obligated to pay the consultant a monthly consulting fee of $15,000. The contract may be terminated by either party upon 30 days written notice after the initial six months of the contract has expired. The Company had accrued $45,000 pursuant to the agreement at May 31, 2003. The agreement was terminated prior to May 31, 2004, thus no accrual is recorded as of May 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Email Real Estate.com, Inc. (“EMLR”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and the Notes included in this Form 10-QSB and in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2004 as filed with the Securities and Exchange Commission on June 1, 2004, and other documents of the Company on file with the Securities and Exchange Commission.

When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Overview

We are a development stage company, incorporated in Colorado on March 28, 2000, that initially planned to develop websites for the real estate industry to facilitate the distribution of information regarding real estate brokers and current listings and the sale of real estate. Our projects have been discontinued due to lack of funding and lack of viability of our business model. As a result of these setbacks, our Board of Directors determined we must seek other directions for the Company. The Board advised management to seek a new direction for the company and to advise it of any prospects and/or direction that management would like to recommend.

On June 17, 2004, we and our wholly-owned subsidiary EMLR Acquisition Corp., a Delaware corporation (“Merger Sub” or “EMLR Acquisition Sub”) entered into an agreement and plan of merger (the “Merger Agreement”) with Hudson Health Sciences, Inc., a Delaware corporation (“Hudson”). Hudson is a biotech company concentrating on cancer research. Hudson is a development stage, South San Francisco-based biopharmaceutical company engaged in the business of acquiring, developing and commercializing pharmaceutical drug candidates, primarily for use in the treatment of cancer and immunological diseases. Pursuant to the Merger Agreement, Merger Sub will merger with and into Hudson, with Hudson remaining as the surviving corporation and our wholly-owned subsidiary (the “Merger”). In consideration for all of the outstanding capital stock of Hudson, we will issue to Hudson’s stockholders a number of shares of our voting capital stock such that the Hudson stockholders will collectively own approximately 87% of our outstanding voting securities following the Merger. Upon the Merger, we intend to abandon our business plan and adopt Hudson’s business plan and model. Further, in connection with the Merger, our officers and directors will be replaced by the current officers and directors of Hudson. Accordingly, the transaction will be accounted for as a reverse acquisition for accounting purposes, with Hudson as the accounting acquiror (legal acquiree) and us as the accounting acquiree (legal acquiror).

Results of Operations

For the three months ended May 31, 2004 as compared to three months ended May 31, 2003:

We did not receive any revenues from operations.

For the three months ended May 31, 2004, we had expenses of $3,050 consisting of professional fees and consulting expenses, a decrease of $43,200 or 93%, from $46,250 for the three months ended May 31, 2003. Other expenses for the three months ended May 31, 2004, were $248 up from $208 for the three months ended May 31, 2003.

Interest income and expense for the three months ended May 31, 2004, was $11, a decrease of $286 or 96%, from $297 for the three months ended May 31, 2003.

Total expenses for the three months ended May 31, 2004 were $3,287, a decrease of $42,874 or 93%, from $46,161 for the three months ended May 31, 2003.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the three months ended May 31, 2004 and May 31, 2003, cash from operating activities for the three months ended May 31, 2004 was $(3,754) as compared to $(1,236) for the three months ended May 31, 2003. Cash flows from financing activities for the three months ended May 31, 2004 was $(22,000) as compared to $-0- for the three months ended May 31, 2003. This is due to the repayment of loans from Advanced Funding. Advanced Funding is controlled by Jerry Burden who also controls The Washington Trust, a majority shareholder of Email Real Estate. The loan proceeds, along with working capital obtained from the sale of common shares to the current officers, directors and principal shareholders, has been consumed in the pursuit of our goals and objectives. We do not require substantial capital at this time to explore our other options.

For the three months ended May 31, 2004, Email Real Estate did not pursue any investing activities.

Plan of Operation

We remain in the development stage and have not conducted any significant operations to date or received any material operating revenues. We do not anticipate any revenues based upon our current operations. We believe can satisfy our cash requirements in the next 12 months through loans from our officers and directors and upon consummation of the merger with and into Hudson.

We will not need to conduct any research and development other than the costs which may be incurred to meet the mandate given to our management to seek a new direction for the company.

We do not expect to purchase any plant or significant equipment. We do not expect significant changes in the number of employees to conduct operations.

We will not have to raise additional funds before the end of August of 2004.

We may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in our current stage of development, given the uncertainties many of which are beyond our control. These include, but are not limited to, unanticipated problems relating to the location of and development of a new business direction for the Company for which we could incur additional costs and expenses that may exceed current estimates.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of Dan O’Meara, the Company’s Principal Executive Officer. Based upon that evaluation, he concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

Item 5. Other Information

On May 27, 2004, we filed Form 8-A for registration of 2,000,000 shares of our Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.

On June 17, 2004, we and our wholly-owned subsidiary EMLR Acquisition Corp., a Delaware corporation (“Merger Sub” or “EMLR Acquisition Sub”) consummated an agreement and plan of merger (the “Merger Agreement”) with Hudson Health Sciences, Inc., a Delaware corporation (“Hudson”). Hudson is a development stage biopharmaceutical company engaged in the business of acquiring, developing and commercializing pharmaceutical drug candidates, primarily for use in the treatment of cancer and immunological diseases.

Simultaneous with the merger, we entered into a Stock Purchase Agreement dated June 17, 2004 (the “Stock Purchase Agreement”) with R&R Biotech, LLC, Turquoise Partners, LLC, Chase Financing, Inc. (collectively, the “Purchasers”) and The Washington Trust (the “Seller” or “Trust”), pursuant to which the Trust is selling to the Purchasers shares of our common stock, subject to adjustment, which currently represents 88% of our outstanding shares.

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits.

Exhibit No.	Description
2.0	Agreement and Plan of Merger, dated June 17, 2004 between Email Real Estate.com, Inc., its wholly owned subsidiary, EMLR Acquisition Corp. and Hudson Health Sciences, Inc. (1)
2.1	Stock Purchase Agreement dated June 17, 2004 between Email Real Estate.com, Inc., The Washington Trust (the “Seller” or “Trust”) and R&R Biotech, LLC, Turquoise Partners, LLC, Chase Financing, Inc. (collectively, the “Purchasers”) (1)
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits with the corresponding numbers filed with our Form 8-K filed June 24, 2004.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the period for which this Form 10-QSB is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officers.

Date: July 2, 2004	/s/ Dan O’Meara
Dan O’Meara
President