Form 10QSB
period 2004-07-21
Hana Biosciences Inc
filed 2004-10-22
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2004 to July 21, 2004

Commission file number 000-50782

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1588441 (I.R.S. Employer Identification No.)

400 Oyster Point Blvd., Suite 215, South San Francisco, CA 94080
(Address of principal executive offices)

(650) 588-6404
(Issuer’s telephone number)

Email Real Estate.com, Inc.
Former Fiscal Year: February 28/29 Year End
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 21, 2004 there were 10,796,980 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Email Real Estate.com, Inc.
(A Development Stage Company)
Balance Sheet
July 21, 2004

ASSETS
Current assets:
Cash	$429

Total current assets	429

$429

STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—

Total current liabilities	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—

Common stock, $.001 par value, 100,000,000 shares authorized, 2,083,000 shares issued and outstanding	2,083
Additional paid in capital	129,677
(Deficit) accumulated during development stage	(131,331)

429

$429

See accompanying notes to financial statements.

Email Real Estate.com, Inc.
(A Development Stage Company)
Statements of Operations
For the Period From March 1 to July 21, 2004
For the Period From Inception (March 28, 2000) to July 21, 2004

	Period from March 1 to July 21, 2004	Period From Inception To July 21, 2004

Revenue - related party	$—	$9,140

Operating expenses:
Professional fees	3,050	24,469
Consulting expense - related party	—	105,148
Web site design expense - related party	—	4,500
Other expenses	248	7,139

	3,298	141,256

Other income and expense:
Interest income	11	786

(Loss from operations) and net (loss)	$(3,287)	$(131,330)

Per share information:
Basic and diluted (loss) per common share	$(0.00)	$(0.07)

Weighted average shares outstanding	2,083,000	1,905,518

See accompanying notes to financial statements.

Email Real Estate.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period From March 1 to July 21, 2004
For the Period From Inception (March 28, 2000) to July 21, 2004

	Period from March 1 to July 21, 2004	Period From Inception To July 21, 2004

Net loss	$(3,287)	$(131,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid by related party	—	3,000
Expenses contributed to capital by shareholder	—	9,700
Changes in assets and liabilities:
Decrease in accrued expenses	(467)	—

Net cash provided by (used in) operating activities	(3,754)	(118,631)

Cash flows from financing activities:
Common stock sold for cash	—	122,060
Loans from related party	—	19,000
Repayment of related party loans	(22,000)	(22,000)

Net cash provided by (used in) financing activities	(22,000)	119,060

Net increase (decrease) in cash	(25,754)	429
Cash and cash equivalents, beginning of period	26,183	—

Cash and cash equivalents, end of period	$429	$429

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended February 29, 2004 included in the Company’s filing on Form 10-KSB.

Basic loss per share was computed using the weighted average number of common shares outstanding. All outstanding share amounts and weighted average shares outstanding have been recalculated to give effect to the 1 for 12 reverse common stock split effected as of September 30, 2004.

Pursuant to an Agreement and Plan of Merger dated June 17, 2004 (the “Merger Agreement”), the Company caused its wholly-owned subsidiary, EMLR Acquisition Corp., to merge with and into Hana Biosciences, Inc. (formerly known as Hudson Health Sciences, Inc.), with Hudson remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was completed on July 21, 2004.

In accordance with the Merger Agreement, each share of outstanding capital stock of Hana Biosciences automatically converted into shares of the Company’s capital stock representing in the aggregate approximately 85 percent of the Company’s outstanding equity. In addition, in accordance with the Merger Agreement, the Company’s Board of Directors was reconstituted immediately following the effective time of the Merger. Specifically, the Company’s entire Board as it existed prior to July 21, 2004 was replaced by the former directors of Hana Biosciences immediately following the Merger. Because the Merger resulted in a change in ownership and in the management of the Company, the transaction was accounted for as a reverse acquisition, with Hana Biosciences as the accounting acquiror and the Company as the accounting acquiree. Hana Biosciences maintains a December 31 fiscal year end and, as the accounting acquiror, its fiscal year thereafter superseded the Company’s prior fiscal year end of February 28/29. Accordingly, as a result of the Merger, the Company’s fiscal year has been effectively changed to December 31 year end. The accompanying financial statements cover the transition period from March 1, 2004 to July 21, 2004, the date the Company’s fiscal year changed as a result of the Merger.

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

Overview

Prior to July 21, 2004 EMLR was a development stage company, incorporated in Colorado on March 28, 2000, that initially planned to develop websites for the real estate industry to facilitate the distribution of information regarding real estate brokers and current listings and the sale of real estate. EMLR’s projects had been discontinued due to lack of funding and lack of viability of our business model. As a result of these setbacks, EMLR’s Board of Directors determined to cease operating activities relating to our website development business and seek other directions for the company. The Board advised EMLR’s management to seek a new direction for the company and to advise it of any prospects and/or direction that management would like to recommend.

On June 17, 2004, EMLR and its wholly-owned subsidiary EMLR Acquisition Corp., a Delaware corporation (“Merger Sub” or “EMLR Acquisition Sub”) entered into an agreement and plan of merger (the “Merger Agreement”) with Hana Biosciences, Inc. (formerly known as Hudson Health Sciences, Inc.), a Delaware corporation (“Hana”). Hana is a development stage, South San Francisco-based biopharmaceutical company engaged in the business of acquiring, developing and commercializing pharmaceutical drug candidates, primarily for use in the treatment of cancer and immunological diseases. Pursuant to the Merger Agreement, on July 21, 2004 Merger Sub merged with and into Hana, with Hana remaining as the surviving corporation and EMLR’s wholly-owned subsidiary (the “Merger”). In consideration for all of the outstanding capital stock of Hana, EMLR issued to Hana’s stockholders a number of shares of our voting capital stock such that the Hana stockholders collectively own approximately 85% of EMLR’s outstanding voting securities immediately following the Merger. Prior to completion of the Merger, EMLR’s abandoned its business plan and upon completion of the Merger adopted Hana’s business plan and model. Further, in connection with the Merger, EMLR’s officers and directors were replaced by the current officers and directors of HanaHudson. Accordingly, the transaction was accounted for as a reverse acquisition for accounting purposes, with Hana as the accounting acquiror (legal acquiree) and EMLR as the accounting acquiree (legal acquiror). Following completion of the transaction, EMLR adopted the business of Hana Biosciences.

In addition, because Hana Biosciences was the acquiring company for accounting purposes, EMLR thereafter adopted Hana Biosciences’ December 31 fiscal year. The following is a discussion of EMLR’s results of operations for the transition period from March 1, 2004 to July 21, 2004, the date of the Merger.

Results of Operations

For the period from March 1, 2004 to July 21, 2004:

EMLR did not receive any revenues from operations.

For the period ended July 21, 2004, EMLR had expenses of $3,050 consisting of professional fees and consulting expenses and other expenses of $467.

Interest income and expense for the period ended July 21, 2004, was $11.

Total expenses for the period ended July 21, 2004 were $3,287.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the period ended July 21, 2004 cash used in operating activities was $3,754. Cash flows used in financing activities for the period ended July 21, 2004 was $22,000.

This is due to the repayment of loans from Advanced Funding. Advanced Funding is controlled by Jerry Burden who also controls The Washington Trust, a majority shareholder of EMLR prior to the July 21, 2004 merger with Hana Biosciences. The loan proceeds, along with working capital obtained from the sale of common shares to EMLR’s former officers, directors and principal shareholders, was consumed in the pursuit of EMLR’s goals and objectives.

Prior to our merger transaction with Hana Biosciences on July 21, 2004, EMLR had ceased operating its Internet-based real estate business. Upon completion of the merger transaction, EMLR will now pursue the business of Hana Biosciences.

Item 3. Controls and Procedures

 As of July 21, 2004, the Registrant carried out an evaluation, under the supervision and with the participation of its chief executive and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13A- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in its periodic reports to the Securities and Exchange Commission. During the transition period from March 1, 2004 to July 21, 2004, there were no significant changes in the Registrant’s internal controls over financial reporting that have significantly affected, or are reasonably likely to significantly affect, its internal controls over financial reporting subsequent to such evaluation.

PART II - OTHER INFORMATION

Item 5. Other Events

 As the result of the merger completed July 21, 2004 between Email Real Estate.com, Inc. and Hana Biosciences, Inc., the Registrant adopted the fiscal year of Hana Biosciences as of the date of the merger transaction. Accordingly, the Registrant now has a fiscal year ending December 31.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

 The Registrant filed a Current Report on Form 8-K on June 24, 2004 announcing that it had entered into an Agreement and Plan of Merger with Hudson Health Sciences, Inc. (now known as Hana Biosciences, Inc.), pursuant to which a wholly-owned subsidiary of the Company would merge with and into Hudson, with Hudson remaining as the surviving corporation and a wholly-owned subsidiary of the Registrant.

SIGNATURES

 In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2004	HANA BIOSCIENCES, INC.

By: /s/ Mark J. Ahn
Mark J. Ahn
President and Chief Executive Officer

Date: October 22, 2004	By: /s/ John P. Iparraguirre
John P. Iparraguirre
Chief Financial Officer

Exhibit Index
Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

