Form 10QSB
period 2004-09-30
Hana Biosciences Inc
filed 2004-11-15
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50782

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1588441 (I.R.S. Employer Identification No.)

400 Oyster Point Blvd., Suite 215, South San Francisco, CA 94080
(Address of principal executive offices)

(650) 588-6404
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2004 there were 10,796,980 shares of the issuer’s common stock, $.001 par value, outstanding.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-QSB that are forward-looking in nature are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this prospectus with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition. Drug discovery and development involve a high degree of risk and you are cautioned that these forward-looking statements are inherently uncertain. Factors that might cause such a material difference include, among others, uncertainties related to the ability to attract and retain partners for our technologies, the identification of lead compounds, the successful preclinical development thereof, the completion of clinical trials, the FDA review process and other governmental regulation, our pharmaceutical collaborator's ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement, and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2004	December 31, 2003
Current assets:	(Unaudited)

Cash and cash equivalents	$9,038,445	$87,675
Prepaid expenses	28,463	9,914

Total current assets	9,066,908	97,589

Property and equipment, net	106,376	44,396
Other assets	20,303	20,203

Total assets	$9,193,587	$162,188

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$264,925	$108,313
Accrued expenses	54,231	—

Total current liabilities	319,156	108,313

Notes payable to stockholders	—	676,619
Accrued interest payable	—	12,879

Total liabilities	319,156	797,811

Commitments and Contingencies:

Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value:
10,000,000 shares authorized, 2,395,210 and 0 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2,395	—
Common stock; $0.001 par value:
100,000,000 shares authorized, 10,861,216 and 5,640,271 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	10,861	5,640
Additional paid-in capital	13,499,701	55,063
Unearned consulting fee	(255,205)	—
Deficit accumulated during the development stage	(4,383,321)	(696,326)

Total stockholders’ equity (deficiency)	8,874,431	(635,623)

Total liabilities and stockholders’ equity (deficiency)	$9,193,587	$162,188

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from December 6, 2002 (date of inception) to September 30,
	2003	2004	2003	2004	2004

Operating expenses:
General and administrative	$8,472	$678,870	$27,134	$1,632,001	$1,863,668
Research and development	33,957	1,011,245	158,349	2,057,386	2,509,167

Total operating expenses	42,429	1,690,115	185,483	3,689,387	4,372,835

Loss from operations	(42,429)	(1,690,115)	(185,483)	(3,689,387)	(4,372,835)

Other income (expense):
Interest income (expense), net	(3,493)	15,745	(7,681)	3,039	(9,839)
Other income (expense), net	—	(1,270)	—	(647)	(647)

Total other income (expense)	(3,493)	14,475	(7,681)	2,392	(10,486)

Net loss attributable to common stockholders	$(45,922)	$(1,675,640)	$(193,164)	$(3,686,995)	$(4,383,321)

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.16)	$(0.03)	$(0.43)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,640,271	10,370,011	5,640,271	8,627,308

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

Period from December 6, 2002 (inception) to September 30, 2004

	Common stock		Preferred stock		Additional paid-in	Subscription	Unearned consulting	Deficit accumulated during development	Total stock- holders' equity
	Shares	Amount	Shares	Amount	capital	receivable	fee	Stage	(deficiency)

Issuance of common stock at $0.001 per share for subscription receivable	5,640,271	$5,640	—	$—	$34,360	$(40,000)	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(144,470)	(144,470)

Balance at December 31, 2002	5,640,271	5,640	—	—	34,360	(40,000)	—	(144,470)	(144,470)

Payment for subscription receivable	—	—	—	—	—	4,000	—	—	4,000
Satisfaction of subscription receivable through rendering of services	—	—	—	—	—	36,000	—	—	36,000
Stock options issued to nonemployees for services	—	—	—	—	14,750	—	—	—	14,750
Common stock to be issued for services rendered	—	—	—	—	5,953	—	—	—	5,953
Net loss	—	—	—	—		—	—	(551,856)	(551,856)

Balance at December 31, 2003	5,640,271	5,640	—	—	55,063	—	—	(696,326)	(635,623)

Common stock issued for services to be rendered	267,734	268	—	—	450,680	—	(450,948)	—	—
Common stock issued for services rendered in 2003	3,887	4	—	—	591	—	—	—	595
Proceeds from private placement, net of $341,979 of fees	2,802,998	2,803	—	—	4,376,352	—	—	—	4,379,155
Stock options issued to nonemployees for services	—	—	—	—	280,838	—	—	—	280,838
Compensation expense recorded upon issuance of stock options to employees	—	—	—	—	190,718	—	—	—	190,718
Proceeds from private placement	—	—	2,395,210	2,395	7,997,605	—	—	—	8,000,000
Issuance of securities for debt repayment	63,326	63	—	—	149,937	—	—	—	150,000
Shares issued by accounting acquirer	2,083,000	2,083	—	—	(2,083)	—	—	—	—
Satisfaction of unearned consulting fees through rendering of services	—	—	—	—	—	—	195,743	—	195,743
Net loss	—	—			—	—	—	(3,686,995)	(3,686,995)
Balance at September 30, 2004	10,861,216	$10,861	2,395,210	$2,395	$13,499,701	$—	$(255,205)	$(4,383,321)	$8,874,431

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from December 6, 2002 (date of inception) to September 30,
	2003	2004	2004

Cash flows from operating activities:
Net loss	$(193,164)	$(3,686,995)	$(4,383,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	14,121	19,055
Issuance of options to employees	—	190,718	190,718
Issuance of stock and options for services	—	281,433	302,136
Services performed for unearned consulting fee	—	195,743	195,743
Services performed in lieu of payment of subscription receivable	—	—	36,000
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(6,258)	(18,648)	(48,765)
Increase (decrease) in accounts payable	(78,585)	156,612	264,925
Increase in accrued and other current liabilities	7,681	41,352	54,230
Net cash used in operating activities	(270,326)	(2,825,664)	(3,369,279)
Cash flows from investing activities:
Purchase of property and equipment	—	(76,102)	(125,431)
Net cash used in investing activities	—	(76,102)	(125,431)
Cash flows from financing activities:
Proceeds from issuances of notes payable to shareholders	270,663	125,000	801,619
Collection of subscription receivable	4,000	—	4,000
Repayment of notes payable to shareholders	—	(651,619)	(651,619)
Proceeds from private placement, net	—	12,379,155	12,379,155
Net cash provided by financing activities	274,663	11,852,536	12,533,155
Net increase in cash and cash equivalents	4,337	8,950,770	9,038,445
Cash and cash equivalents, beginning of period	—	87,675	—
Cash and cash equivalents, end of period	$4,337	$9,038,445	$9,038,445
Supplemental disclosures:
Common stock issued for services to be rendered	—	450,948	450.948
Common stock issued for services rendered in 2003	—	4	4
Common stock issued for repayment of debt in 2004	—	150,000	150,000
Cash paid for interest	—	37,749	37,749

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION

Hana Biosciences, Inc. (“Hana” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases. The Company has secured research grants of approximately $12 million to fund the initial development of each of its two initial products. The Company is committed to creating value by accelerating the development of lead product candidates, expanding its product candidate pipeline by being the alliance partner of choice to universities, research centers and other institutions.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2004 or for any subsequent period. These statements should be read in conjunction with the audited financial statements of Hana Biosciences and notes thereto for the year ended December 31, 2003 included in Company’s Current Report on Form 8-K/A filed with the SEC on August 26, 2004.

NOTE 3. MERGER WITH PUBLIC COMPANY AND REINCORPORATION

In July 2004 Hudson Health Sciences, Inc., a Delaware corporation, merged with Email Real Estate.com, Inc., a Colorado corporation. In connection with that transaction, a wholly-owned subsidiary of Email Real Estate.com merged with and into Hudson Health Sciences, with Hudson Health Sciences remaining as the surviving corporation and a wholly-owned subsidiary of Email Real Estate.com. Hudson Health Sciences then changed its name to “Hana Biosciences, Inc.” in connection with the merger. In exchange for their shares of capital stock in Hana Biosciences, the former stockholders of Hana Biosciences received shares of capital stock of Email Real Estate.com representing approximately 87 percent of the outstanding equity of Email Real Estate.com on a fully-diluted basis after giving effect the to the transaction. In addition, the terms of the merger provided that the board of directors of Email Real Estate.com would be reconstituted immediately following the effective time of the transaction such that the directors of Email Real Estate.com were replaced by the directors of Hana Biosciences. Further, upon the effective time of the merger, the business of Email Real Estate.com was abandoned and the business plan of Hana Biosciences was adopted. The transaction was therefore accounted for as a reverse acquisition with Hana Biosciences, Inc. as the acquiring party for accounting purposes and Email Real Estate.com as the acquired party for accounting purposes. The merger with Email Real Estate.com did not have any significant effects on the Company's assets or liabilities or on the Company's results of operations subsequent to the date of the merger.

At a Special Meeting held on September 28, 2004, the Shareholders of Email Real Estate.com approved a proposal to reincorporate that corporation, then the parent corporation of Hana Biosciences, under the laws of the State of Delaware by merging it with and into Hana Biosciences, a Delaware corporation. The reincorporation merger became effective September 30, 2004. In connection with the reincorporation merger, each outstanding common share of Email Real Estate.com automatically converted into and became exchangeable for one twelfth of a share of common stock of Hana Biosciences. In addition, each of the 6,179,829 outstanding shares of Email Real Estate.com, Inc. Series B Convertible Preferred Stock automatically converted into approximately 1.410068 common shares of Hana Biosciences. Accordingly, all share and per share information in these unaudited condensed financial statements has been restated to retroactively reflect the reincorporation and the effect it had on the capitalization of the Company.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $3,686,995 for the nine months ended September 30, 2004. The net loss from date of inception, December 6, 2002, to September 30, 2004 amounted to $4,383,321.

We have financed our operations since inception primarily through equity and debt financing. During the nine months ended September 30, 2004, we had a net increase in cash and cash equivalents of $8,950,770. This increase primarily resulted from net cash provided by financing activities of $11,852,536, substantially all of which was derived from the Company’s two private placements which netted the Company $12,379,155. The increase in cash provided by financing activities was offset by net cash used in operating activities of $2,825,633 and net cash used in investing activities of $76,102 for the nine months ended September 30, 2004. Total cash resources as of September 30, 2004 were $9,038,445 compared to $87,765 at December 31, 2003.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2004, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at September 30, 2004, we expect that we will have sufficient cash to fund our operations through 2005, but may need to seek additional financing in 2006 to be able to sustain our operations. We will need additional financing thereafter until we can achieve profitability, if ever.

NOTE 5. ISSUANCE OF SECURITIES

Issuance of Shares in the nine months ended September 30, 2004:

On January 30, 2004 the Company issued 3,887 shares of common stock valued at $6,548 ($1.68 per share) to a vendor in return for services rendered in 2003.

On January 31, 2004 the Company issued 29,748 shares of common stock valued at $50,105 ($1.68 per share) to a vendor in return for services to be rendered.

On February 19, 2004, the Company sold 2,802,998 shares of common stock at $1.68 per share during a private placement. The Company raised net proceeds of approximately $4.7 million.

On June 1, 2004 the Company issued 237,986 shares of common stock valued at $400,843 ($1.68 per share) to a vendor in return for services to be rendered.

On July 21, 2004, the Company sold 2,395,210 shares of Series A Convertible Preferred Stock at $3.34 per share in a private placement. The Company raised gross proceeds of $8.0 million. Each share of Series A Convertible Preferred Stock is convertible at the holder's election into 1.410068 common shares. Further, upon the effective date of the registration statement covering the resale of the common shares issuable upon conversion of the Series A Preferred Stock, each share of Series A Preferred Stock will automatically convert into common shares.

On August 18, 2004 the Company issued 63,326 shares of common stock valued at $150,000 ($2.37 per share) for repayment of outstanding notes payable.

The following table summarizes information about stock options outstanding at September 30, 2004, all of which are at fixed prices.

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding January 1, 2004	556,977	$0.24
Options granted under the plan	951,958	1.30
Options granted outside the plan	621,676	0.24
Options exercised	0	0.00
Options cancelled	(176,259)	0.39
Outstanding September 30, 2004	1,954,352	0.75
Exercisable at September 30, 2004	369,661	1.02

Weighted Average
Number of		Remaining Contractual	Number of
Options		Life of Options	Options
Exercise Price	Outstanding	Outstanding	Exercisable

$ 0.07	112,805	9.5 yrs.	112,805
$0.17 - $0.34	1,149,714	9.3 yrs.	0
$ 1.01	141,007	9.4 yrs.	94,697
$ 1.69	479,423	9.6 yrs.	162,158
$ 3.34	71,403	10 yrs.	0
$ 0.07 - $ 3.34	1,954,352	9.4 yrs.	369,660

NOTE 6. STOCK-BASED COMPENSATION

A description of the Company’s 2003 Stock Option Plan and other information related to stock options are included in Note 6 in its audited financial statements as of and for the year ended December 31, 2003, which are included in Company’s Current Report on Form 8-K/A filed with the SEC on August 26, 2004.

During 2004, the Company established a new stock option plan (the "2004 Plan") under which it may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 2,500,000 shares of its common stock at an exercise price determined by a committee of the Board of Directors.

The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Principles No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Principles No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". During the nine months ended September 30, 2004, the Company recorded earned compensation cost of $190,718. This cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that were less than the market value at the date of grant. For the three and nine months ended September 30, 2004 and 2003 there was no material difference in the Company’s historical net loss and pro forma net loss determined using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). During the nine months ended September 30, 2004, the Company recognized $280,838 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statement of operations. The value of these options was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0% for all options granted before July 21 2004 and 95% for options granted after July 21, 2004, risk-free interest rate of 3.0%; and expected lives of eight to ten years.

NOTE 7. PRIVATE PLACEMENT OF COMMON AND PREFERRED SHARES

In February 2004, the Company raised gross proceeds of approximately $4.7 million through the sale of 2,802,998 shares of common stock. In connection with this offering, the Company engaged Paramount BioCapital, Inc. as placement agent and paid commissions and other offering-related expenses consisting of $341,979 in cash and a 5-year warrant to purchase 277,731 shares of our common stock at $1.85 per share.

Immediately prior to the Email Real Estate.com - Hana Biosciences merger in July 2004 (see Note 3), the Company raised gross proceeds of $8 million through the sale of 2,395,210 shares of Series A Convertible Preferred Stock at $3.34 per share. Each share of Series A Convertible Preferred Stock is convertible at the holder’s election and without further consideration into 1.410068 common shares. Further, upon the effective date of the registration statement covering the resale of the common shares issuable upon conversion of the Series A Preferred Stock, each share of Series A Preferred Stock will automatically convert into common shares.

NOTE 8. LICENSE AGREEMENTS

In December 2002, the Company entered into an exclusive worldwide royalty-bearing license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. for its product PT-523. In consideration for the license, the Company paid to the licensors an initial license fee of $100,000 and agreed to make additional payments totaling $6 million upon the achievement of certain milestones, including a $5 million payment upon approval by the FDA of a New Drug Application.

In February 2004, the Company entered into an exclusive worldwide, royalty-bearing license agreement with Yale University and The Research Foundation of State University of New York for its product IPdR. In consideration for the grant of the license, the Company paid Yale and SUNY an initial aggregate license fee of $100,000 and issued 10 year options to purchase 100,000 shares of Hana’s common stock. The Company is also required to make two additional license payments of $250,000 each upon the completion of a Phase IIb clinical trial and upon New Drug Application approval by the FDA, respectively.

NOTE 9. REPAYMENT OF NOTES PAYABLE

On August 18, 2004 the Company repaid all of its outstanding notes payable and accrued interest. The balance as of August 18, 2004 was repaid using cash of $689,368 and the issuance of 63,326 shares of common stock which represents the remaining balance.

NOTE 10. SUBSEQUENT EVENTS

On September 23, 2004, the Board of Directors authorized the issuance of an aggregate of 60,000 shares to certain current and former employees and a director of the Company following the date the Company completed its reincorporation merger with Email Real Estate.com, Inc., which was completed on September 30, 2004 (see Note 3), and before December 31, 2004. The compensation expense to be recorded with the issuance of these shares will be based on the determination of the fair market value of these shares on the date of grant to take place during the fourth quarter of 2004.

On October 26, 2004 the Company entered into a License Agreement with NovaDel Pharma, Inc. Pursuant to the terms of the License Agreement, NovaDel granted to the Company a royalty-bearing exclusive right and license to develop and commercialize within the United States and Canada NovaDel’s lingual spray version of ondansetron, the most widely prescribed anti-emetic for preventing chemotherapy-induced nausea and vomiting. The technology licensed to the Company under the license agreement currently covers one United States issued patent. In connection with the development of the licensed product, NovaDel has agreed to perform or cause to be performed certain development activities on behalf and at the expense of the Company.

The license agreement provides that (i) the Company will make royalty payments to NovaDel based on a percentage of “Net Sales” (as defined in the agreement); (ii) the Company is obligated to make various milestone payments in an aggregate amount of up to $10 million; and (iii) the Company will issue to NovaDel shares of its common stock having a value of $500,000 and the Company will purchase 400,000 shares of NovaDel’s common stock at a price of $2.50 per share. Neither party may sell each other’s shares for a 2-year period following the effective date of the license agreement.

The license agreement expires on the later of (i) the expiration date of the last to expire patent covered by the license (currently March 18, 2022) or (ii) 20 years from the effective date of the license agreement. The license agreement also provides that NovaDel may terminate the agreement upon notice prior to the expiration of its term in the event the Company becomes insolvent or defaults in its payment obligations, and either party may terminate the agreement after giving notice and an opportunity to cure in the event the other party commits a material breach.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes contained in this Report. This discussion includes forward-looking statements that involve risks and uncertainties. See "Forward Looking Statements" at Page 1, above.

Overview

Since the inception of Hana Biosciences, Inc. in December 2002, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of either product candidate until approximately 2009 or 2010. Currently, a large portion of the development expenses relating to our lead product candidate, PT-523, are being funded by grants. Once the development covered by the grants is complete, we expect that our research and development expenses will increase significantly. In addition, as we initiate development of IPdR, our send product candidate, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Our company resulted from the July 2004 merger of Email Real Estate.com, Inc., a Colorado corporation incorporated in March 2001, and Hudson Health Sciences, Inc., a Delaware corporation. In connection with that transaction, a wholly-owned subsidiary of Email real Estate.com merged with and into Hudson Health Sciences, with Hudson Health Sciences remaining as the surviving corporation and a wholly-owned subsidiary of Email Real Estate.com. Hudson Health Sciences changed its name to “Hana Biosciences, Inc.” in connection with the merger. In exchange for their shares of capital stock in Hana Biosciences, the former stockholders of Hana Biosciences received shares of capital stock of Email Real Estate.com representing approximately 87 percent of the outstanding equity of Email Real Estate.com on a fully-diluted basis after giving effect the to the transaction. In addition, the terms of the merger provided that the board of directors of Email Real Estate.com would be reconstituted immediately following the effective time of the transaction such that the directors of Email Real Estate.com were replaced by the directors of Hana Biosciences. Further, upon the effective time of the merger, the business of Email Real Estate.com was abandoned and the business plan of Hana Biosciences was adopted. The transaction was therefore accounted for as a reverse acquisition with Hana Biosciences, Inc. as the acquiring party and Email Real Estate.com as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Hana Biosciences, Inc., unless the context indicates otherwise. The merger with Email Real Estate.com did not have any significant effects on our assets or liabilities or on our results of operations subsequent to the date of the merger.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and organizational affairs and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation.” Compensation for options granted to consultants has been determined in accordance with SFAS No. 123 as the fair value of the equity instruments issued. APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123, we currently have no outstanding milestone-based options. This amount is being recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

General and administrative expenses. For the nine months ended September 30, 2004, general and administrative expense was $1,632,001 as compared to $27,134 for the nine months ended September 30, 2003. The increase of $1,604,867 is due primarily to an increase in payroll expenses of approximately $445,000 and in increase in employee benefits expense of approximately $48,000. This increase is a result of the Company’s increase in headcount from zero fulltime employees at September 30, 2003 to two fulltime employees at September 30, 2004. Another factor contributing to the overall increase in general and administrative expenses is an increase in rent and utilities expense of approximately $115,000. This increase is a result of relocating our corporate headquarters from New York to California and the corresponding leasing of new facilities with rent expense totaling approximately $10,000 per month. For the nine months ended September 30, 2004, we recognized an increase in professional fees and travel expense of approximately $507,000 and $198,000 respectively when compared to the nine months ended September 30, 2003. The increase in professional fees primarily relates to legal and accounting expenses incurred for the Company’s February 2004 private placement and July 2004 merger and private placement. Another contributing factor to the increase in professional fees is the newly hired investor relations firm. The increase in travel expense for the nine months ended September 30, 2004 relates to executive travel in connection with investor meetings. Other increases for the nine months ended September 30, 2004 when compared to the corresponding period of the previous year is an increase in depreciation of $14,000 and an increase in director and officer insurance of $27,000. For the nine months ended September 30, 2004 the Company also incurred stock based compensation expense for options issued to employees totaling approximately $155,000, no corresponding expense existed for the nine months ended September 30, 2003.

Research and development expenses. For the nine months ended September 30, 2004, research and development expense was $2,057,386 as compared to $158,349 for the nine months ended September 30, 2003. The increase of $1,899,037 is due primarily to an increase in salaries of $404,000 which resulted from increasing our full-time employees from none at September 30, 2003 to six fulltime employees at September 30, 2004. For the nine months ended September 30, 2004 we incurred an expense of $200,000 associated with milestone payments related to advancements in PT-523 and IPdR. No such expense existed for the nine months ended September 30, 2003. We also recognized an increase in professional outside services of $857,000. This increase relates to the continuing development of the Company’s two lead compounds (PT-523 and IPdR) and includes costs incurred for the physical manufacturing of both drug compounds, payments to the Company’s contract research organization and legal expenses associated with our continued patent protection. Other increases for the nine months ended September 30, 2004 when compared to the corresponding period of the previous year is an increase in clinical trial insurance of $21,000 and an increase in travel expense of $58,000. For the nine months ended September 30, 2004 we also incurred stock based compensation expense for options issued to employees totaling approximately $35,000, no corresponding expense existed for the nine months ended September 30, 2003. In addition, we incurred fair value stock option expense of approximately $274,000 relating to option grants for the nine months ended September 30, 2004. No such expense was present in the corresponding period of 2003.

Interest income (expense), net. For the nine months ended September 30, 2004, net interest income was $3,039 as compared to net interest expense of $7,681 for the nine months ended September 30, 2003. The increase of $10,720 is a result of the Company’s increased cash balance deposited in interest earning money market accounts as well as the Company’s repayment of all notes payable during in the current year.

Other income (expense), net. For the nine months ended September 30, 2004, net other expense was $647 as compared to zero for the corresponding period of 2003. The increase is attributed to the Company’s miscellaneous minimum state tax payments offset by dividend income received from a cash account not present in 2003.

Net loss. Net loss for the nine months ended September 30, 2004, was $3,686,995 as compared to $193,164 for the nine months ended September 30, 2003. This increase in net loss is attributable primarily to an increase in research and development expenses of $1,899,037 and an increase in general and administrative expenses of $1,604,867.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

General and administrative expenses. For the three months ended September 30, 2004, general and administrative expense was $678,870 as compared to $8,472 for the three months ended September 30, 2003. The increase of $670,398 is due primarily to an increase in payroll expenses of approximately $145,000 and in increase in employee benefits expense of approximately $28,000. This increase is a result of the Company’s increase in headcount from zero fulltime employees at September 30, 2003 to two fulltime employees at September 30, 2004. Another factor contributing to the overall increase in general and administrative expenses is an increase in rent and utilities expense of approximately $40,000. This increase is a result of relocating our corporate headquarters from New York to California and the corresponding leasing of new facilities with rent expense totaling approximately $10,000 per month. For the three months ended September 30, 2004, we recognized an increase in professional fees and travel expense of approximately $271,000 and $51,000 respectively when compared to the three months ended September 30, 2003. The increase in professional fees primarily relates to legal and accounting expenses incurred for the Company’s July 2004 merger and private placement. Another contributing factor to the increase in professional fees is the hiring of an investor relations firm that was not present in 2003. The increase in travel expense for the three months ended September 30, 2004 relates to executive travel in connection with investor meetings. Another increase for the three months ended September 30, 2004 when compared to the corresponding period of the previous year is an increase in director and officer insurance of $24,000. For the three months ended September 30, 2004 the Company also incurred stock based compensation expense for options issued to employees totaling approximately $60,000, no corresponding expense existed for the three months ended September 30, 2003.

Research and development expenses. For the three months ended September 30, 2004, research and development expense was $1,011,245 as compared to $33,957 for the three months ended September 30, 2003. The increase of $977,288 is due primarily to an increase in salaries of $221,000 which resulted from increasing our full-time employees from none at September 30, 2003 to six fulltime employees at September 30, 2004. For the three months ended September 30, 2004 we recognized an increase in professional outside services of $601,000. This increase relates to the continuing development of the Company’s two lead compounds (PT-523 and IPdR) and includes costs incurred for the physical manufacturing of both drug compounds, payments to the Company’s contract research organization and legal expenses associated with our continued patent protection. Other increases for the three months ended September 30, 2004 when compared to the corresponding period of the previous year is an increase in clinical trial insurance of $6,000 and an increase in travel expense of $46,000. For the three months ended September 30, 2004 we also incurred stock based compensation expense for options issued to employees totaling approximately $14,000, no corresponding expense existed for the three months ended September 30, 2003. In addition, we incurred fair value stock option expense of approximately $87,000 relating to option grants for the three months ended September 30, 2004. No such expense was present in the corresponding period of 2003.

Interest income (expense), net. For the three months ended September 30, 2004, net interest income was $15,745 as compared to net interest expense of $3,493 for the three months ended September 30, 2003. The increase of $19,238 is a result of the Company’s increased cash balance deposited in interest earning money market accounts as well as the Company’s repayment of all notes payable during in the current quarter.

Other income (expense), net. For the three months ended September 30, 2004, net other expense was $1,270 as compared to zero for the corresponding period of 2003. The increase is attributed to the Company’s miscellaneous minimum state tax payments.

Net loss. Net loss for the three months ended September 30, 2004, was $1,675,640 as compared to $45,922 for the three months ended September 30, 2003. This increase in net loss is attributable primarily to an increase in research and development expenses of $977,288 and an increase in general and administrative expenses of $670,398.

Liquidity and Capital Resources

From inception to September 30, 2004, we have incurred an aggregate net loss of $4,383,321, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through September 30, 2004, we had a net increase in cash and cash equivalents of $9,038,445. This increase primarily resulted from net cash provided by financing activities of $12,533,155, substantially all of which was derived from the Company’s two private placements which netted the Company $12,379,155. The increase in cash provided by financing activities was offset by net cash used in operating activities of $3,369,279 and net cash used in investing activities of $125,431 for the cumulative period from inception to September 30, 2004.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2004, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at September 30, 2004 we expect that we will have sufficient cash to fund our operations through 2005, but may need to seek additional financing in 2006 to be able to sustain our operations. We will need additional financing thereafter until we can achieve profitability, if ever.

Financings. In February 2004, we raised gross proceeds of approximately $4.7 million through the sale of 2,802,998 shares of our common stock. In connection with this offering, we engaged Paramount BioCapital, Inc. as placement agent and paid commissions and other offering-related expenses consisting of $341,979 in cash and a 5-year warrant to purchase 277,331 shares of our common stock.

Immediately prior to the Email Real Estate.com - Hana Biosciences merger in July 2004, the Company raised gross proceeds of $8 million through the sale of 2,395,210 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at the holder’s election into 1.410068 common shares. Further, upon the effective date of the registration statement covering the resale of the common shares issuable upon conversion of the Series A Preferred Stock, each share of Series A Preferred Stock will automatically convert into common shares.

License Agreements. In the event we achieve certain milestones in connection with the development of our product candidates, we will be obligated to make milestone payments to our licensors in accordance with the terms of our license agreements. The development of pharmaceutical product candidates is subject to numerous risks and uncertainties, including, without limitation, the following: (1) risk of delays in or discontinuation of development from lack of financing, (2) our inability to obtain necessary regulatory approvals to market the products, (3) unforeseen safety issues relating to the products, and (4) dependence on third party collaborators to conduct research and development of the products. Additionally, on a historical basis, only approximately 11 percent of all product candidates that enter human clinical trials are eventually approved for sale. Accordingly, we cannot state that it is reasonably likely that we will be obligated to make any milestone payments under our license agreements. Our license agreement relating to PT-523 expires as the patent rights subject to the license expire. The only currently issued patent subject to the PT-523 license agreement will expire in 2007, although there are two pending patent applications that will expire in 2023 if issued. Our license agreement relating to IPdR also expires as the patent rights subject to the license expire. The IPdR license covers two issued patents, expiring in 2007 and 2015, respectively.

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our resources at September 30, 2004 and as a result of the net proceeds we received from our July 2004 private placement, we expect that we will have sufficient cash to fund our operations through 2005 and that we may need additional financing in 2006.

Research and Development Projects

PT-523. In 2003, we submitted an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to commence Phase I clinical trials of PT-523 for the treatment of cancer. Phase I trials, which commenced in April 2004, will involve an estimated 20 - 45 patients, to date seven patients have received doses of PT-523. The primary purposes for this study are to evaluate the safety of PT-523 when administered intravenously to patients with solid tumors and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities.

PT-523 has received clinical development grants from the National Cancer Institute covering approximately $8 million in development activities. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under the terms of these grants, all amounts are disbursed directly to the institutions conducting the studies. None of the funds are disbursed to us and we have no obligation to repay such funds.

We believe we currently have sufficient capital to fund development activities of PT-523 during the remainder of 2004 and 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to PT-523 or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly.

IPdR. The Company plans to initiate Phase I clinical trials in glioblastoma multiforme, a type of brain cancer, following the submission of our Corporate IND which will follow additional toxicology studies in rodents and further evaluation of drug metabolism. In addition, Dr. Timothy Kinsella, Professor and Chairman Department of Radiation Oncology at Case Western Reserve University, is in the process of submitting an investigator IND which will cover Phase I clinical trials for liver, pancreatic, colorectal, and malignant brain tumors. We expect to commence Phase I clinical trials in 2005. The primary purposes for this study will be to evaluate the safety of oral IPdR in patients with selected radiosensitive and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities.

IPdR has received clinical development grants from the National Cancer Institute. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under our license agreement the Company was obligated to reimburse other parties approximately $15,000 for past patent expenses.

We believe we currently have sufficient capital to fund our development activities of IPdR during 2004 and 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to IPdR or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. In addition to the risks presented in the event we are unable to raise sufficient capital to fund development of IPdR, additional risks, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, could also be extremely costly. See also “Risk Factors” in this prospectus. As with the risks associated with our development of PT-523, the existence of any of these factors could increase our development costs or make successful completion of development impractical, which would have a material adverse affect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this prospectus.

Ondansetron Lingual Spray. Ondansetron Lingual Spray (LS), is a novel delivery system that utilizes highly-absorptive surfaces of the oral mucosa to deliver ondansetron , widely used to prevent chemotherapy-induced nausea and vomiting, directly into the bloodstream, achieving therapeutic levels in a shorter period of time than conventional oral dosage forms. We licensed our rights to develop and commercialize Ondansetron LS in the US and Canada from NovaDel Pharma, Inc. pursuant to the terms of an October 2004 license agreement.

Ondansetron LS may provide increased convenience and efficacy for cancer patients experiencing nausea and vomiting. Drug delivery across the oral mucosa avoids delays associated with tablet dissolution, gastrointestinal transit and absorption of conventional tablet and orally dissolving tablet formulations. Therefore, the proprietary lingual spray formulation of ondansetron is expected to more rapidly alleviate nausea and vomiting as compared to current oral formulations of the drug. In addition, small doses of ondansetron are expected to be required since LS delivery avoids the “first pass effect”, metabolism and degradation of the active ingredient by the liver, of orally administered ondansetron.

The clinical development strategy for Ondansetron LS is focused on identifying a formulation that provides a dose of ondansetron that is equivalent to the marketed formulations in terms of systemic exposure to the active ingredient. In addition, the development strategy will provide support for potential advantages of the Ondansetron LS formulation such as time to therapeutic effect or convenience in dispensing and administration.

Pharmacokinetic and therapeutic properties of the Ondansetron LS product manufactured at pilot scale will be confirmed in healthy volunteers and in patients undergoing highly emetogenic chemotherapy. These studies will be conducted at centers in both the United States and Canada, under investigational new drug applications filed with the regulatory authorities in each of these countries

We expect to complete a pilot pharmacokinetic (PK) study in the first half of 2005 and conduct the pivotal trial for a section 505(b)(2) new drug application (NDA) which references the existing approval for Zofran® (GlaxoSmithKline). A similar regulatory filing strategy will be utilized in Canada.

Item 3. Controls and Procedures

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13A- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended September 30, 2004, there were no significant changes in our internal controls over financial reporting that have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   In connection with the July 2004 merger between Email Real Estate.com, Inc. and Hana Biosciences, Inc. effective as of July 21, 2004, the Registrant issued an aggregate of 2,395,210 shares of its Series A Convertible Preferred Stock to the former holders of Hana Biosciences’ Series A Convertible Preferred Stock and an aggregate of 6,179,829 shares of the Registrant’s Series B Convertible Preferred Stock to the former holders of Hana Biosciences’ common stock. Each shares of the Registrant’s Series A and Series B Convertible Preferred Stock is convertible into common shares at an initial conversion ratio of 16.920814. In addition, at the time of the merger, Hana Biosciences had outstanding options, warrants, and other rights to purchase up to an aggregate of 1,311,065 shares of its common stock, which automatically converted into rights to purchase approximately 22,184,287 shares of the Registrant’s common stock. The Registrant relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, based on its belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 “non-accredited” investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

(b)   Immediately prior to the July 21, 2004 merger between Hana Biosciences, Inc. (“Hana”) and Email Real Estate.com, Inc., Hana (then known as Hudson Health Sciences, Inc.) sold to 15 investors 2,395,210 shares of its Series A Convertible Preferred Stock at a price of $3.34 per share. Each share of Series A Convertible Preferred Stock was initially convertible into one share of Hana common stock, and as a result of the July 2004 merger with Email Real Estate.com and September 2004 reincorporation of that company under Delaware law, is now convertible into 1.410068 shares of the Registrant’s common stock. Hana relied on the exemption from the registration requirements of the Securities Act provided by Section 4(2) and Rule 506 promulgated thereunder, based on its belief that the offer and sale of the shares did not involve a public offering, as all of the purchasers (most of which were institutional) were “accredited” investors and no general solicitation was involved in the offering.

Item 3. Defualts Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

On September 28, 2004, a Special Meeting of the Stockholders was held at the Registrant’s executive offices located at 400 Oyster Point Boulevard, Suite 215, South San Francisco, California 94080. At the Special Meeting, the stockholders approved a proposal to reincorporate the Registrant under the laws of the State of Delaware by merging Hana Biosciences, Inc., a Delaware corporation and then the Registrant’s wholly-owned subsidiary, with and into the Registrant, formerly a Colorado corporation. The Registrant’s stockholders approved the proposed reincorporation at the Special Meeting. 103,794,574 votes were cast for the proposal; Zero votes were cast against the proposal; 1,000 votes abstained; and there were no broker non-votes.

The reincorporation was effected as of the close of business on September 30, 2004. In connection with the reincorporation merger, each outstanding Colorado common share was automatically converted into one-twelfth of a common share of the surviving corporation.

Item 5. Other Information

(a)	See Item 4 of this Part II, above.

(b)	On September 30, 2004, the Company’s Board of Directors adopted the 2004 Stock Incentive Plan, a copy of which is filed with this Form 10-QSB as Exhibit 10.6.

Item 6. Exhibits

(a)	Exhibits

Exhibit No. Description

2.1	Agreement and Plan of Merger dated June 17, 2004 by and among the Registrant, Hudson Health Sciences, Inc. (n/k/a Hana Biosciences, Inc.) and EMLR Acquisition Corp. (incorporated by reference to Exhibit 2.0 of the Registrant’s Form 8-K filed June 24, 2004).

2.2	Stock Purchase Agreement dated June 17, 2004 by and among the Registrant, The Washington Trust, R&R Biotech, LLC, Turquoise Partners, LLC and Chase Financing, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed June 24, 2004).

2.3	Amendment No. 1 dated July 16, 2004 to Stock Purchase Agreement dated June 17, 2004 by and among the Registrant, The Washington Trust, R&R Biotech, LLC, Turquoise Partners, LLC and Chase Financing, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K filed August 4, 2004).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form SB-2/A (File No. 333-118426) filed October 12, 2004).

3.2	Amended and Restated Bylaws of Hana Biosciences, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Form SB-2/A (File No. 333-118426) filed October 12, 2004).

3.3	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Form SB-2/A (File No. 333-118426) filed October 12, 2004).

10.1	Employment Agreement dated November 1, 2003 between Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) and Mark J. Ahn (incorporated by reference to Exhibit 10.1 of the Registrant’s Form SB-2 (File No. 333-118426) filed August 20, 2004).

10.2	Employment Agreement dated January 25, 2004 between Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) and Fred Vitale (incorporated by reference to Exhibit 10.2 of the Registrant’s Form SB-2 (File No. 333-118426) filed August 20, 2004).

10.3	License Agreement dated on or about December 19, 2002, among Dana-Farber Cancer Institute, Inc., Ash Steven, Inc. and Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) (incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 (File No. 333-118426) filed August 20, 2004).

10.4	License Agreement dated on or about February 4, 2004, among Yale University, The Research Foundation of State University of New York and Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) (incorporated by reference to Exhibit 10.4 of the Registrant’s Form SB-2 (File No. 333-118426) filed August 20, 2004).

10.5	Form of Registration Rights Agreement dated July 21, 2004 by and among Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) and certain investors identified therein (incorporated by reference to Exhibit 10.5 of the Registrant’s Form SB-2 (File No. 333-118426) filed August 20, 2004).

10.6	2004 Stock Incentive Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	HANA BIOSCIENCES, INC.
By: /s/ Mark J. Ahn
Mark J. Ahn
President and Chief Executive Officer

Date: November 12, 2004	By: /s/ John P. Iparraguirre
John P. Iparraguirre
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.6	2004 Stock Incentive Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

