Form 10QSB
period 2005-03-31
Hana Biosciences Inc
filed 2005-05-16
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

(650) 588-6404
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 2005 there were 18,141,693 shares of the issuer’s common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,565,740	$6,584,361
Prepaid expenses	33,202	26,885
Total current assets	4,598,942	6,611,246

Property and equipment, net	104,678	109,604
Investments in restricted equity securities, at cost	636,000	636,000
Other assets	20,453	20,303
Total assets	$5,360,073	$7,377,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$957,401	$649,644
Accrued expenses	379,231	515,215
Total liabilities	1,336,632	1,164,859

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value:
10,000,000 shares authorized, 0 and 2,395,210 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (liquidation preference $8,000,000)	--	2,395
Common stock; $0.001 par value:
100,000,000 shares authorized, 14,225,611 and 10,792,702 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	14,226	10,793
Additional paid-in capital	14,452,248	13,975,514
Common stock to be issued - 55,500 shares	--	249,750
Deficit accumulated during the development stage	(10,443,033)	(8,026,158)
Total stockholders' equity	4,023,441	6,212,294

Total liabilities and stockholders' equity	$5,360,073	$7,377,153

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from December 6, 2002 (date of inception) to March 31,
	2005	2004	2005
Operating expenses:
General and administrative	$707,213	$392,710	$3,747,585
Research and development	1,721,725	452,086	6,720,025
Total operating expenses	2,428,938	844,796	10,467,610

Loss from operations	(2,428,938)	(844,796)	(10,467,610)

Other income (expense):
Interest income (expense), net	19,567	(9,050)	32,728
Other income (expense), net	(7,504)	130	(8,151)
Total other income (expense)	12,063	(8,920)	24,577

Net loss	$(2,416,875)	$(853,716)	$(10,443,033)
Net loss per share, basic and diluted	$(0.18)	$(0.12)
Weighted average shares used in computing net loss per share, basic and diluted	13,569,263	6,939,655

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

Period from December 6, 2002 (date of inception) to March 31, 2005

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Common Stock to be Issued	Subscription receivable	Unearned consulting Fee	Deficit accumulated during development stage	Total stockholders' equity (deficiency)

Issuance of common stock at $0.001 per share for subscription receivable		$--	5,640,266	$5,640	$34,360	$--	$(40,000)	$--	$--	$--
Net loss	--	--	--	--	--	--	--	--	(144,470)	(144,470)
Balance at December 31, 2002			5,640,266	5,640	34,360	--	(40,000)	--	(144,470)	(144,470)

Payment for subscription receivable	--	--	--	--	--	--	4,000	--	--	4,000
Satisfaction of subscription receivable through rendering of services	--	--	--	--	--	--	36,000	--	--	36,000
Stock options issued to nonemployees for services	--	--	--	--	14,750	--	--	--	--	14,750
Common stock to be issued for services rendered	--	--	--	--	5,953	--	--	--	--	5,953
Net loss	--	--	--	--		--	--	--	(551,856)	(551,856)
Balance at December 31, 2003	--	--	5,640,266	5,640	55,063	--	--	--	(696,326)	(635,623)

Common stock issued for services to be rendered			126,131	126	212,319	--	--	(212,445)	--	--
Common stock issued for services rendered in 2003	--	--	3,887	4	591	--	--	--	--	595
Proceeds from private placement, net of $341,979 fees	--	--	2,802,989	2,803	4,376,352	--	--	--	--	4,379,155
Stock options issued to nonemployees for services	--	--	--	--	310,252	--	--	--	--	310,252
Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	375,552	--	--	--	--	375,552
Proceeds from private placement	2,395,210	2,395	--	--	7,997,605	--	--	--	--	8,000,000
Issuance of shares for debt repayment	--	--	63,326	64	149,936	--	--	--	--	150,000
Issuance of shares for license agreement	--	--	73,121	73	499,927	--	--	--	--	500,000
55,500 shares to be issued for services rendered	--	--	--	--	--	249,750	--	--	--	249,750
Shares issued by accounting acquirer in reverse acquisition	--	--	2,082,982	2,083	(2,083)	--	--	--	--	--
Satisfaction of unearned consulting fees through rendering of services	--	--	--	--	--	--	--	212,445	--	212,445
Net loss			--	--	--	--	--	--	(7,329,832)	(7,329,832)
Balance at December 31, 2004	2,395,210	$2,395	10,792,702	$10,793	$13,975,514	$249,750	$--	$--	$(8,026,158)	$6,212,294

Automatic conversion of Series A Preferred Stock	(2,395,210)	(2,395)	3,377,409	3,377	(982)	--	--	--	--	--
Issuance of 55,500 shares for services rendered in 2004	--	--	55,500	56	249,694	(249,750)	--	--	--	--
Stock options issued to nonemployees for services	--	--	--	--	19,371	--	--	--	--	19,371
Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	208,651	--	--	--	--	208,651
Net loss	--	--	--	--	--	--	--	--	(2,416,875)	(2,416,875)
Balance at March 31, 2005	--	$--	14,225,611	$14,226	$14,452,248	$--	$--	$--	$(10,443,033)	$4,023,441

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from December 6, 2002 (date of inception) to March 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(2,416,875)	$(853,716)	$(10,443,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,415	2,709	33,441
Issuance of stock and options to employees	208,651	51,817	584,203
Issuance of stock and options to nonemployees for services	19,371	104,822	350,921
Services rendered for satisfaction of unearned consulting fee	--	8,351	212,445
Services rendered in lieu of payment of subscription receivable	--	--	36,000
Shares to be issued to employees for services rendered	--	--	249,750
Issuance of shares in partial consideration for license agreement	--	--	500,000
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(6,467)	(4,553)	(53,655)
Increase (decrease) in accounts payable	307,757	(11,124)	957,401
Increase (decrease) in accrued and other current liabilities	(135,984)	68,910	379,231
Net cash used in operating activities	(2,016,132)	(632,784)	(7,193,296)

Cash flows from investing activities:
Purchase of property and equipment	(2,489)	(11,366)	(138,119)
Purchase of equity securities	--	--	(636,000)
Net cash used in investing activities	(2,489)	(11,366)	(774,119)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	--	125,000	801,619
Collection of subscription receivable	--	--	4,000
Repayment of notes payable to stockholders	--	--	(651,619)
Proceeds from private placements of preferred and common stock, net	--	4,379,155	12,379,155
Net cash provided by financing activities	--	4,504,155	12,533,155
Net increase (decrease) in cash and cash equivalents	(2,018,621)	3,860,005	4,565,740
Cash and cash equivalents, beginning of period	6,584,361	87,675	--
Cash and cash equivalents, end of period	$4,565,740	$3,947,680	$4,565,740
Supplemental disclosures of cash flow data:
Cash paid for interest	$--	$--	$37,749
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$--	$--	$150,000
Common stock issued to employees for services rendered in 2004	$249,750	$--	$249,750

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2005 or for any subsequent period. These statements should be read in conjunction with the audited financial statements of Hana Biosciences and notes thereto for the year ended December 31, 2004 in its annual report on Form 10-KSB filed with the SEC on March 30, 2005.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $2,416,875 for the three months ended March 31, 2005. The net loss from date of inception, December 6, 2002, to March 31, 2005 amounted to $10,443,033.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended March 31, 2005, we had a net decrease in cash and cash equivalents of $2,018,621. This decrease primarily resulted from net cash used in operating activities of $2,016,132 and net cash used in investing activities of $2,489 for the three months ended March 31, 2005. Total cash resources as of March 31, 2005 were $4,565,740 compared to $6,584,361 at December 31, 2004.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2005, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our three product candidates over the next nine months, we estimate that we will need to raise additional capital to fund 2006 research and development activities, likely by selling shares of our capital stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development activities over the next 12 months. In addition, we could be forced to delay or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

NOTE 4. ISSUANCE OF SECURITIES

Issuance of Shares in the three months ended March 31, 2005:

On January 19, 2005 the Company issued 55,500 shares of common stock as satisfaction of a recorded liability to certain current and former employees and a director of the Company. This grant was approved on September 23, 2004 by the Board of Directors who authorized the issuance following the date the Company completed its reincorporation merger with EMLR, which was completed on September 30, 2004.

The following table summarizes information about stock options outstanding at March 31, 2005, all of which are at fixed prices.

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding January 1, 2005	2,259,355	$0.97
Options granted under the plan	110,000	2.40
Outstanding March 31, 2005	2,369,355	1.04
Exercisable at March 31, 2005	798,108	0.70

The following table summarizes information about stock options outstanding at March 31, 2005:

	Weighted Average Number of Options	Remaining Contractual Life of Options	Number of Options
Exercise Price	Outstanding	Outstanding	Exercisable
$ 0.07	112,808	9.0 yrs.	112,808
$ 0.17	678,079	8.7 yrs.	226,026
$ 0.34	471,636	9.1 yrs.	125,258
$ 1.01	141,007	8.9 yrs.	141,007
$ 1.69	479,422	9.1 yrs.	188,009
$ 2.39	305,000	9.6 yrs.	5,000
$ 2.40	110,000	9.8 yrs.	0
$ 3.34	71,403	9.5 yrs.	0
$ 0.07 - $ 3.34	2,369,355	9.1 yrs.	798,108

In addition on March 31, 2005, the Company also had 277,731 warrants outstanding in connection with the Company's February 2004 Private Placement.

NOTE 5. STOCK-BASED COMPENSATION

A description of the Company’s 2003 and 2004 Stock Option Plans and other information related to stock options are included in Note 4 in its audited financial statements as of and for the year ended December 31, 2004, which are included in Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2005.

The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Principles No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Principles No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". During the three months ended March 31, 2005 and 2004, the Company recorded earned compensation cost of $208,651 and $51,817, respectively. This cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that were less than the market value at the date of grant.

Had compensation costs for the three months ended March 31, 2005 and 2004 been determined in accordance with the fair value method prescribed by SFAS 123 for all options issued to employees and amortized over the vesting period, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) for options would have been increased to the pro forma amounts indicated below.

	2005	2004
Net loss, as reported	$(2,416,875)	$(853,716)
Add: Stock-based employee compensation expense for stock options included in reported net loss per share	208,651	51,817
Deduct: Total stock-based employee compensation expense determined under the fait value method	(301,579)	(56,658)
Net loss, pro forma	$(2,509,803)	$(858,557)

Net loss per common share - basic and diluted
As reported	$(0.18)	$(0.12)
Pro forma	$(0.19)	$(0.12)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). During the three months ended March 31, 2005 and 2004, the Company recognized $19,371 and $104,822 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statement of operations, respectively. The value of the options granted in 2004 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%, risk-free interest rate of 3.0%; and expected lives of ten years. The value of the options granted in 2005 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility 87%, risk-free interest rate of 3.0%; and expected lives of eight years.

NOTE 6. AUTOMATIC CONVERSION OF PREFERRED SHARES

On January 18, 2005 the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Company filed and requested effectiveness of the SB-2 resale registration statement to satisfy certain of its obligations in connection with its two most recent private placements in February and July 2004. The registration statement covers the resale of the common shares underlying the Company's Series A Convertible Preferred Stock issued in July 2004, among others. As a result of the effectiveness of the registration statement, all of the Series A Convertible Preferred Stock automatically converted into an aggregate of 3,377,409 common shares on January 18, 2005.

NOTE 7. LICENSE AGREEMENTS

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

On October 26, 2004, the Company entered into a License Agreement with NovaDel Pharma, Inc. (NovaDel). Pursuant to the terms of the License Agreement, NovaDel granted to the Company a royalty-bearing exclusive right and license to develop and commercialize within the United States and Canada NovaDel's lingual spray version of ondansetron, the most widely prescribed anti-emetic for preventing chemotherapy-induced nausea and vomiting. The technology licensed to the Company under the license agreement currently covers one United States issued patent. In connection with the development of the licensed product, NovaDel has agreed to perform or cause to be performed certain development activities on behalf and at the expense of the Company.

The license agreement provides that (i) the Company will make royalty payments to NovaDel based on a percentage of “Net Sales” (as defined in the agreement); (ii) the Company is obligated to make various milestone payments in an aggregate amount of up to $10 million.

As part of the agreement the Company has issued to NovaDel 73,121 shares of its common stock having a value of $500,000 and the Company also purchased 400,000 shares of NovaDel's common stock for $1,000,000 or $2.50 per share. The fair value of the NovaDel shares equaled $1.59 per share on the date of the license agreement and as a result, the Company has expensed the $364,000 premium as a licensing fee in 2004 and recorded the balance of $636,000 as an investment (see Note 8). Neither party may sell each other's shares for a 2-year period following the effective date of the license agreement.

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

NOTE 8. INVESTMENT IN EQUITY SECURITIES

As explained in Note 7, during October 2004, the Company acquired 400,000 shares of common stock from NovaDel for, effectively, $636,000. The Company is restricted from selling the shares for two years. Accordingly, the Company is accounting for the shares using the cost method. If the shares owned by the Company had been unrestricted at March 31, 2005, they would have had a market value of $488,000. The Company believes the decrease in the fair value of these shares to be temporary and no charge for impairment is required during the first quarter.

NOTE 9. SUBSEQUENT EVENTS

On April 22, 2005, the Company completed a private placement where it sold 3,916,082 shares of its common stock at a price of $1.28 per share resulting in gross proceeds of approximately $5.01 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 1,174,809 shares at an exercise price of $1.57 per share. In connection with the private placement, the Company paid an aggregate of approximately $321,000 in commissions to placement agents and issued 5-year warrants to purchase an aggregate of 350,820 shares of common stock at a price of $1.57 per share. In connection with the private placement, the Company agreed to file, within 30 days of the closing, a registration statement under the Securities Act covering the resale of the Shares and the shares issuable upon exercise of the Warrants.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” following Item 1 of our Annual Report filed on form 10-KSB for the year ended December 31, 2004, our actual results may differ materially from those anticipated in these forward-looking statements.

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

o
Ondansetron Lingual Spray (OLS) for chemotherapy-induced nausea and vomiting, was licensed from NovaDel, Inc. Ondansetron hydrochloride is the active ingredient of GlaxoSmithkline's Zofran,. which in 2003, had sales of about $1.0 billion. GSK's product patent expires in June, 2006, and OLS is on target to start producing revenues for Hana in 2007. In February 2005, we commenced a pilot pharmacokinetic, or “PK,” study with OLS, the results to which we expect by the second quarter of 2005.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” However, as a result of amendments to SFAS 123, the Company will be required to expense the fair value of employees stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006. Compensation for options granted to consultants has been determined in accordance with SFAS No. 123 as the fair value of the equity instruments issued. APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. We currently have no outstanding milestone-based options. This amount is being recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

General and administrative expenses. For the three months ended March 31, 2005, general and administrative expense was $707,213 as compared to $392,710 for the three months ended March 31, 2004. The increase of $314,503 is due to an increase in payroll expenses of approximately $62,000 and in increase in employee benefits expense of approximately $41,000. This increase is primarily a result of the Company’s increase in headcount from three fulltime employees at March 31, 2004 to five fulltime employees at March 31, 2005. For the three months ended March 31, 2005, we recognized an increase in professional fees of approximately $64,000 when compared to the three months ended March 31, 2004. The increase in professional fees primarily relates to legal, accounting and public relations expenses. Other increases for the three months ended March 31, 2005 when compared to the corresponding period of the previous year is an increase in director and officer insurance of $21,000. For the three months ended March 31, 2005, we also incurred an increase to stock-based compensation expense for options issued to employees of approximately $76,000. In addition, for the three months ended March 31, 2005 we incurred expense of approximately $19,000 relating to the fair value option grants to non employees for services rendered, no corresponding expense existed for the three months ended March 31, 2004.

Research and development expenses. For the three months ended March 31, 2005, research and development (“R&D”) expense was $1,721,725 as compared to $452,086 for the three months ended March 31, 2004. The increase of $1,269,639 is due primarily to an increase in salaries and other employee benefits of approximately $275,000 which resulted from increasing our full-time employees from two at March 31, 2004 to nine full-time employees devoted to R&D at March 31, 2005. For the three months ended March 31, 2005, we also recognized an increase in professional outside services of approximately $1,011,000. This increase relates to the continuing development of our three lead compounds (PT-523, IPdR and OLS) and includes costs incurred for the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection. Other increases for the three months ended March 31, 2005 when compared to the corresponding period of the previous year is an increase in travel expense of $58,000. For the three months ended March 31, 2005 we also incurred a decrease of $75,000 associated with milestone payments related to advancements in our product candidates in the three months ended March 31, 2004. For the three months ended March 31, 2005 we also incurred an increase to stock-based compensation expense for options issued to employees totaling approximately $81,000 In addition, for the three months ended March 31, 2005 we experienced a decrease of approximately $102,000 relating to the fair value option grants to non employees for services rendered for the three months ended March 31, 2004. Given the current and desired pace of clinical development of our three product candidates, over the next 9 months we estimate that we will need approximately $4.8 million in order to fund our research and development activities.  This amount includes milestone payments that we expect to be triggered under the license agreements relating to our product candidates, the manufacturing and clinical trial costs for our three product candidates and the salaries associated with those individuals in the research and development department. On April 22, 2005, the Company completed a private placement where it sold 3,849,472 shares of its common stock at a price of $1.28 per share resulting in gross proceeds of approximately $4.93 million. In connection with the private placement, the Company paid an aggregate of approximately $315,000 in commissions to placement agents. Based on this private placement the Company estimates that we will have sufficient capital to fund our research and development activities through 2006. However, we will need to raise additional capital in 2006, likely by selling shares of our capital stock or other securities in order to fund our research and development activities beyond 2005. In the event we are not able to raise additional capital in 2006, we will be forced to curtail our planned R&D activities, which will delay the overall development of our product candidates.

Interest income (expense), net. For the three months ended March 31, 2005, net interest income was $19,567 as compared to net interest expense of $9,050 for the three months ended March 31, 2004. The increase of $28,617 resulted from our increased cash balance deposited in interest earning money market accounts as well as our repayment of all notes payable during the latter half of 2004.

Other income (expense), net. For the three months ended March 31, 2005, net other expense was $7,504 as compared to net other income of $130 for the corresponding period of the previous year. The decrease is attributed to our miscellaneous minimum state tax present in the current year.

Net loss. Net loss for the three months ended March 31, 2005 was $2,416,875 as compared to $853,716 for the three months ended March 31, 2004. This increase in net loss is attributable primarily to an increase in research and development expenses of $1,269,639 and an increase in general and administrative expenses of $314,503.

Liquidity and Capital Resources

From inception to March 31, 2005, we have incurred an aggregate net loss of $10,443,033, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through March 31, 2005, we had a net increase in cash and cash equivalents of $4,565,740. This increase primarily resulted from net cash provided by financing activities of $12,533,155, substantially all of which was derived from our two private placements which netted us $12,379,155. The increase in cash provided by financing activities was offset by net cash used in operating activities of $7,193,296 and net cash used in investing activities of $774,119 for the cumulative period from inception to March 31, 2005.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2005, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our three product candidates, we estimate that we will need to raise additional capital in 2005 in order to fund our development activities over the next nine months, likely by selling shares of our capital stock or other securities, in order to fund our research and development activities. If we are unable to raise additional capital in 2005, we will likely be forced to curtail our desired development activities over the next 9 months, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

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

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 9 months we estimate that we will need approximately $4.8 million in order to fund our research and development activities.  This amount includes 3.5 million relating to milestone payments that we expect to be triggered under the license agreements relating to our product candidates and the manufacturing and clinical trial costs for our three product candidates. The remaining amount is devoted to salaries associated with those individuals in the research and development department. Based on the recently completed private placement the Company estimates that we will have sufficient capital to fund our research and development activities through 2006. However, we will need to raise additional capital in 2006, likely by selling shares of our capital stock or other securities in order to fund our research and development activities beyond 2005. In the event we are not able to raise additional capital in 2006, we will be forced to curtail our planned R&D activities, which will delay the overall development of our product candidates.

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

Plan of Operation

Our plan of operation for the year ending December 31, 2005 is to continue implementing our business strategy, including the clinical development of our three product candidates. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 9 months to include:

▪	operating expenses, including expanded research and development and general and administrative expenses; and

▪	product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for PT-523, IPdR and ondansetron lingual spray.

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, over the next 9 months we expect to spend approximately $4.8 million on clinical development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates), $1.3 million on general corporate, and $90,000 on facilities rent. We expect to have completed our Phase I trial for PT-523 and to have initiated our Phase I trial for IPdR. Additionally, we expect to have initiated clinical trials for ondansetron lingual spray.

Research and Development Projects

PT-523. In 2003, we submitted an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to commence Phase I clinical trials of PT-523 for the treatment of cancer. Phase I trials, which commenced in April 2004, will involve an estimated 20 - 45 patients, to date twelve patients have received doses of PT-523. The primary purposes for this study are to evaluate the safety of PT-523 when administered intravenously to patients with solid tumors and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities. In 2005, we initiated a Phase I/II study in previously treated non-small cell lung cancer, and plan to initiate a Phase I/II trial in recurrent Acute Lymphocytic Leukemia (“ALL”).

PT-523 has received clinical development grants from the National Cancer Institute covering approximately $8 million in development activities. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under the terms of these grants, all amounts are disbursed directly to the institutions conducting the studies. None of the funds are disbursed to us and we have no obligation to repay such funds. We estimate that the NCI has disbursed approximately $1 million in connection with the development of PT-523. Through March 31, 2005, we have incurred $1,761,218 of costs related to our development of PT-523, of which $272,205 and $1,027,847 was incurred in fiscal 2003 and 2004, respectively. For the three months ended March 31, 2005, we incurred $461,166 in the development of PT-523. We currently anticipate that we will need to expend approximately an additional $1,200,000 to $1,500,000 in development costs in fiscal 2005 and at least an aggregate of approximately $75 million until we receive FDA approval for PT-523, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development we expect that it will take an additional 4-5 years before we complete development and obtain FDA approval of PT-523, if ever.

We believe we currently have sufficient capital to fund development activities of PT-523 during the remainder of 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to PT-523 or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

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

IPdR has received clinical development grants from the National Cancer Institute. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under our license agreement the Company was obligated to reimburse other parties approximately $15,000 for past patent expenses. Since acquiring our rights to IPdR, through March 31, 2005, we have incurred $1,259,122 of project costs related to our development of IPdR, of which $656,251 was incurred in fiscal 2004. Currently, we anticipate that we will need to expend an additional $100,000 to $300,000 in development costs in fiscal 2005 and at least an aggregate of approximately $50 million until we receive FDA approval for IPdR, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 5 or 6 years until we will have completed development and obtained FDA approval of IPdR, if ever.

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

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation. We do, however, have various commitments under certain agreements, as follows:

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

Lease Agreements. In December 2004 the Company entered into an office lease that expires on December 31, 2005. Total remaining lease commitments amount to approximately $91,000.

Employment Agreements. The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $396,000 at March 31, 2005.

The Company entered into a written two year employment agreement with its Vice President of Business Development on January 25, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $145,000 at March 31, 2005

The Company entered into a written three year employment agreement with its Vice President and Chief Medical Officer on October 21, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $375,000 at March 31, 2005.

The Company entered into a written three year employment agreement with its Vice President and Chief Financial Officer on November 15, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $452,000 at March 31, 2005.

Item 3. Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13A- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to such evaluation.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defualts Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: May 13, 2005	By:	/s/ Mark J. Ahn

Mark J. Ahn
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Russell L. Skibsted

Russell L. Skibsted
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.