Form 10QSB
period 2005-06-30
Hana Biosciences Inc
filed 2005-08-15
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50782

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

400 Oyster Point Blvd., Suite 215, South San Francisco, CA 94080
(Address of principal executive offices)

(650) 588-6404
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 15, 2005 there were 18,316,485 shares of the issuer's common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [  ] No [X]

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-QSB that are forward-looking in nature are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words “may,”“could,”“should,”“anticipate,”“believe,”“estimate,”“expect,”“intend,”“plan,”“predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this prospectus with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition. Drug discovery and development involve a high degree of risk and you are cautioned that these forward-looking statements are inherently uncertain. Factors that might cause such a material difference include, among others, uncertainties related to the ability to attract and retain partners for our technologies, the identification of lead compounds, the successful preclinical development thereof, the completion of clinical trials, the FDA review process and other governmental regulation, our pharmaceutical collaborator's ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement, and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,755,933	$6,584,361
Prepaid expenses	25,767	26,885
Total current assets	6,781,700	6,611,246

Property and equipment, net	100,622	109,604
Investments in restricted equity securities, at cost	636,000	636,000
Other assets	20,453	20,303
Total assets	$7,538,775	$7,377,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$331,822	$649,644
Accrued expenses	348,911	515,215
Total liabilities	680,733	1,164,859

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value:
10,000,000 shares authorized, 0 and 2,395,210 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (liquidation preference $8,000,000)	—	2,395
Common stock; $0.001 par value:
100,000,000 shares authorized, 18,141,693 and 10,792,702 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	18,142	10,793
Additional paid-in capital	19,333,875	13,975,514
Common stock to be issued - 26,250 and 55,500 shares at June 30, 2005 and December 31, 2004, respectively	34,913	249,750
Deficit accumulated during the development stage	(12,528,888)	(8,026,158)
Total stockholders' equity	6,858,042	6,212,294

Total liabilities and stockholders' equity	$7,538,775	$7,377,153

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from December 6, 2002 (date of inception) to June 30,
	2005	2004	2005	2004	2005
Operating expenses:
General and administrative	$963,270	$560,422	$1,670,483	$953,132	$4,710,855
Research and development	1,150,447	615,019	2,872,172	1,067,105	7,870,472

Total operating expenses	2,113,717	1,175,441	4,542,655	2,020,237	12,581,327

Loss from operations	(2,113,717)	(1,175,441)	(4,542,655)	(2,020,237)	(12,581,327)

Other income (expense):
Interest income (expense), net	30,495	(3,656)	50,062	(12,706)	63,223
Other income (expense), net	(2,633)	493	(10,137)	623	(10,784)

Total other income (expense)	27,862	(3,163)	39,925	(12,083)	52,439

Net loss	$(2,085,855)	$(1,178,604)	$(4,502,730)	$(2,032,320)	$(12,528,888)

Net loss per share, basic and diluted	$(0.13)	$(0.14)	$(0.29)	$(0.26)

Shares used in computing net loss per share, basic and diluted	15,726,776	8,553,588	15,402,248	7,750,659

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

Period from December 6, 2002 (date of inception) to June 30, 2005

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Common Stock to be Issued	Subscription receivable	Unearned consulting Fee	Deficit accumulated during development stage	Total stockholders' equity (deficiency)

Issuance of common stock at $0.001 per share for subscription receivable		$—	5,640,266	$5,640	$34,360	$—	$(40,000)	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—	(144,470)	(144,470)
Balance at December 31, 2002			5,640,266	5,640	34,360	—	(40,000)	—	(144,470)	(144,470)

Payment for subscription receivable	—	—	—	—	—	—	4,000	—	—	4,000
Satisfaction of subscription receivable through rendering of services	—	—	—	—	—	—	36,000	—	—	36,000
Stock options issued to nonemployees for services	—	—	—	—	14,750	—	—	—	—	14,750
Common stock to be issued for services rendered	—	—	—	—	5,953	—	—	—	—	5,953
Net loss	—	—	—	—		—	—	—	(551,856)	(551,856)
Balance at December 31, 2003	—	—	5,640,266	5,640	55,063	—	—	—	(696,326)	(635,623)

Common stock issued for services to be rendered			126,131	126	212,319	—	—	(212,445)	—	—
Common stock issued for services rendered in 2003	—	—	3,887	4	591	—	—	—	—	595
Proceeds from private placement, net of $341,979 in fees	—	—	2,802,989	2,803	4,376,352	—	—	—	—	4,379,155
Stock options issued to nonemployees for services	—	—	—	—	310,252	—	—	—	—	310,252
Compensation expense recorded upon issuance of stock options to employees	—	—	—	—	375,552	—	—	—	—	375,552

Proceeds from private placement	2,395,210	2,395	—	—	7,997,605	—	—	—	—	8,000,000
Issuance of shares for debt repayment	—	—	63,326	64	149,936	—	—	—	—	150,000
Issuance of shares for license agreement	—	—	73,121	73	499,927	—	—	—	—	500,000
55,500 shares to be issued for services rendered	—	—	—	—	—	249,750	—	—	—	249,750
Shares issued by accounting acquirer in reverse acquisition	—	—	2,082,982	2,083	(2,083)	—	—	—	—	—
Satisfaction of unearned consulting fees through rendering of services	—	—	—	—	—	—	—	212,445	—	212,445
Net loss			—	—	—	—	—	—	(7,329,832)	(7,329,832)
Balance at December 31, 2004	2,395,210	$2,395	10,792,702	$10,793	$13,975,514	$249,750	$—	$—	$(8,026,158)	$6,212,294

Automatic conversion of Series A Preferred Stock	(2,395,210)	(2,395)	3,377,409	3,377	(982)	—	—	—	—	—
Issuance of 55,500 shares for services rendered in 2004	—	—	55,500	56	249,694	(249,750)	—	—	—	—
Stock options issued to nonemployees for services	—	—	—	—	20,587	—	—	—	—	20,587
Compensation expense recorded upon issuance of stock options to employees	—	—	—	—	414,912	—	—	—	—	414,912
Proceeds from private placement, net of $334,519 in fees	—	—	3,916,082	3,916	4,674,150	—	—	—	—	4,678,066
26,250 shares to be issued for services rendered	—	—	—	—	—	34,913	—	—	—	34,913
Net loss	—	—	—	—	—	—	—	—	(4,502,730)	(4,502,730)
Balance at June 30, 2005	—	$—	18,141,693	$18,142	$19,333,875	$34,913	$—	$—	$(12,528,888)	$6,858,042

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from December 6, 2002 (date of inception) to June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(4,502,730)	$(2,032,320)	$(12,528,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,998	7,686	41,024
Issuance of options to employees	414,912	116,923	790,464
Issuance of stock and options to nonemployees for services	20,587	191,197	352,137
Services rendered for satisfaction of unearned consulting fee	—	164,975	212,445
Services rendered in lieu of payment of subscription receivable	—	—	36,000
Shares to be issued to employees for services rendered	34,913	—	284,663
Issuance of shares in partial consideration for license agreement	—	—	500,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	968	(8,112)	(46,220)
Increase (decrease) in accounts payable	(317,822)	62,285	331,822
Increase (decrease) in accrued and other current liabilities	(166,304)	20,989	348,911
Net cash used in operating activities	(4,500,478)	(1,476,377)	(9,677,642)

Cash flows from investing activities:
Purchase of property and equipment	(6,016)	(71,213)	(141,646)
Purchase of equity securities	—	—	(636,000)
Net cash used in investing activities	(6,016)	(71,213)	(777,646)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	—	125,000	801,619
Collection of subscription receivable	—	—	4,000
Repayment of notes payable to stockholders	—	—	(651,619)
Proceeds from private placements of preferred and common stock, net	4,678,066	4,379,155	17,057,221
Net cash provided by financing activities	4,678,066	4,504,155	17,211,221
Net increase in cash and cash equivalents	171,572	2,956,565	6,755,933
Cash and cash equivalents, beginning of period	6,584,361	87,675	—
Cash and cash equivalents, end of period	$6,755,933	$3,044,240	$6,755,933
Supplemental disclosures of cash flow data:
Cash paid for interest	$—	$—	$37,749
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$—	$—	$150,000
Common stock issued for services to be rendered	$—	$450,948	$450,948
Common stock issued to employees for services rendered in 2004	$249,750	$—	$249,750

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles "for interim financial information." and, accordingly, they do not include all required disclosures for complete annual Financial Statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Hana Biosciences, Inc. ("Hana", the "Company" or we) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and actual results may differ from these estimates. The accompanying condensed financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-KSB (the “10-KSB”) filed with the Securities and Exchange Commission ("SEC") on March 30, 2005.

Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2005 and 2004 was 4,387,105 and 1,364,055, respectively.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $4,502,730 for the six months ended June 30, 2005. The net loss from date of inception, December 6, 2002 to June 30, 2005, amounted to $12,528,888.

We have financed our operations since inception primarily through equity and debt financing. During the six months ended June 30, 2005, we had a net increase in cash and cash equivalents of $171,572. This increase primarily resulted from net cash provided by financing activities of $4,678,066 offset by cash used in operating activities of $4,500,478 and net cash used in investing activities of $6,016 for the six months ended June 30, 2005. Total cash resources as of June 30, 2005 were $6,755,933 compared to $6,584,361 at December 31, 2004.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2005, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our three product candidates over the next twelve months, we estimate that we will need to raise additional capital to fund 2006 research and development activities, likely by selling shares of our capital stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development activities over the next 12 months. In addition, we could be forced to delay or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

NOTE 3. ISSUANCE OF SECURITIES

Issuance of Shares in the six months ended June 30, 2005:

On January 19, 2005 the Company issued 55,500 shares of common stock as satisfaction of a recorded liability to certain current and former employees and a director of the Company. This grant was approved on September 23, 2004 by the Board of Directors who authorized the issuance following the date the Company completed its reincorporation merger (See Note 2 in the 10-KSB).

On April 22, 2005, the Company completed a private placement where it sold 3,916,082 shares of its common stock at a price of $1.28 per share resulting in gross proceeds of approximately $5.01 million. In addition to the shares of common stock, the investors also received fully vested 5-year warrants to purchase an aggregate of 1,174,809 shares at an exercise price of $1.57 per share. These warrants may be redeemed, at the option of the Company, at any time after the average closing sale price of the common stock equals or exceeds 200% of the Exercise Price for 30 consecutive calendar days. In connection with the private placement, the Company paid an aggregate of approximately $321,000 in commissions to placement agents and issued fully vested 5-year warrants to purchase an aggregate of 350,820 shares of common stock at a price of $1.57 per share.  Included in the amounts paid to placement agents were $52,500 in commissions and 58,593 warrants to Paramount BioCapital, Inc., a related party. The Company also incurred approximately $14,000 of legal expenses.

The following table summarizes information about stock options outstanding at June 30, 2005, all of which are at fixed prices:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding January 1, 2005	2,259,355	$0.97
Options granted under the plan	554,000	1.59
Options cancelled	(229,209)	1.57
Outstanding June 30, 2005	2,584,146	1.05
Exercisable at June 30, 2005	822,608	0.73

The following table summarizes information about stock options outstanding at June 30, 2005:

	Weighted Average Number of Options	Remaining Contractual Life of Options	Number of Options
Exercise Price	Outstanding	Outstanding	Exercisable
$ 0.07	112,808	8.7 yrs.	112,808
$ 0.17	678,079	8.4 yrs.	226,026
$ 0.34	443,434	8.8 yrs.	125,257
$ 1.01	141,007	8.6 yrs.	141,007
$ 1.33	383,000	9.8 yrs.	0
$ 1.69	338,415	8.8 yrs.	211,510
$ 2.17	31,000	9.7 yrs.	1,000
$ 2.39	305,000	9.3 yrs.	5,000
$ 2.40	80,000	9.6 yrs.	0
$ 3.34	71,403	9.3 yrs.	0
$ 0.07 - $ 3.34	2,584,146	8.9 yrs.	822,608

In addition on June 30, 2005, the Company also had 1,802,959 warrants outstanding in connection with the Company's Private Placements. The weighted average exercise price of these warrants is $1.61 per share.

NOTE 4. STOCK-BASED COMPENSATION

A description of the Company's 2003 and 2004 Stock Option Plans and other information related to stock options are included in Note 4 in the 10-KSB.

The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". During the three months ended June 30, 2005 and 2004, the Company recorded earned compensation cost of $206,261 and $65,106, respectively. During the six months ended June 30, 2005 and 2004, the Company recorded earned compensation cost of $414,912 and $116,923, respectively. This cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that were less than the market value at the date of grant.

Had compensation costs for the three and six months ended June 30, 2005 and 2004 been determined in accordance with the fair value method prescribed by SFAS 123 for all options issued to employees and amortized over the vesting period, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) would have been increased to the pro forma amounts indicated below.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net loss, as reported	$(2,085,855)	$(1,178,604)
Add: Stock-based employee compensation expense for stock options included in reported net loss per share	206,261	65,106
Deduct: Total stock-based employee compensation expense determined under the fair value method	(303,871)	(73,213)
Net loss, pro forma	$(2,183,465)	$(1,186,711)

Net loss per common share - basic and diluted
As reported	$(0.13)	$(0.14)
Pro forma	$(0.14)	$(0.14)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss, as reported	$(4,502,730)	$(2,032,320)
Add: Stock-based employee compensation expense for stock options included in reported net loss per share	414,912	116,923
Deduct: Total stock-based employee compensation expense determined under the fait value method	(605,450)	(129,871)
Net loss, pro forma	$(4,693,268)	$(2,045,268)

Net loss per common share - basic and diluted
As reported	$(0.29)	$(0.26)
Pro forma	$(0.30)	$(0.26)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). During the three months ended June 30, 2005 and 2004, the Company recognized $1,216 and $86,345 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statements of operations, for such periods. During the six months ended June 30, 2005 and 2004, the Company recognized $20,587 and $191,197 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statements of operations, for such periods. The value of the options granted in 2004 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%, risk-free interest rate of 3.0%; and expected lives of ten years. The value of the options granted in 2005 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 87% - 106%, risk-free interest rate of 3.0%; and expected lives of two to eight years.

NOTE 5. AUTOMATIC CONVERSION OF PREFERRED SHARES

On January 18, 2005 the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Company filed and requested effectiveness of the SB-2 resale registration statement to satisfy certain of its obligations in connection with its private placements in February and July 2004. The registration statement covers the resale of the common shares underlying the Company's Series A Convertible Preferred Stock issued in July 2004, among others. As a result of the effectiveness of the registration statement, all of the Series A Convertible Preferred Stock automatically converted into an aggregate of 3,377,409 common shares on January 18, 2005.

NOTE 6. INVESTMENT IN EQUITY SECURITIES

As explained in Note 6 in the 10-KSB during October 2004, the Company acquired 400,000 shares of common stock from NovaDel Pharma Inc, (AMEX:NVD) for, effectively, $636,000. The Company is restricted from selling the shares for two years. Accordingly, the Company is accounting for the shares using the cost method. If the shares owned by the Company had been unrestricted at June 30, 2005, they would have had a market value of $492,000. The Company believes the decrease in the fair value of these shares to be temporary and no charge for impairment is required at June 30, 2005.

NOTE 7. SHARES TO BE ISSUED

On April 8, 2005, the Company entered into an agreement with an investor relations firm whereby a portion of the monthly fee is payable in common stock of the Company. As of June 30, 2005, the total number of shares earned per the agreement is 26,250 which had a fair value of $34,913 which will be issued in the future.

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

Overview

Hana Biosciences is a South San Francisco, CA development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care.  Hana aims to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market.  We currently have three product candidates in early-stage development - Talotrexin (PT-523), for the treatment of a variety of solid tumor cancers and hematological malignancies; IPdR, being developed primarily for the treatment of brain cancers; and Ondansetron lingual spray, which is being developed to alleviate chemotherapy-induced nausea and vomiting.  To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Our objective is to be a leading oncology company. Our business model focuses on leveraging our experienced biopharmaceutical management team to advance our unique product candidates through translational research for timely transfer from the lab to clinical trials. We believe risk is mitigated by targeting multiple technologies with well-validated mechanisms of action and strong intellectual property rights to set the platform for accelerated growth.

Hana currently has three products in development:

•
Talotrexin (PT-523),our lead product candidate, is an antifolate, cytotoxic agent (i.e., substance harmful to the structure and function of cells) being evaluated for the treatment of solid tumors and hematological malignancies, including NSCLC (non-small cell lung cancer), ALL (acute lymphocytic leukemia), cervical, endometrial, and ovarian cancers. Compared to currently available antifolates such as methotrexate or pemetrexed (Alimta®; Eli Lilly) in preclinical studies, Talotrexin enters into cells up to 10-times more efficiently, overcomes resistance by remaining active in tumors by not requiring polyglutamation, and binds more tightly to its anti-tumor target DHFR, which we believe will enhance its efficacy. Phase I trial in solid tumors, Ph I/II in non-small cell lung cancer, and Ph I/II in acute lymphocytic leukemia are ongoing. Hana intends to initiate Phase II trials in cervical, endometrial, ovarian cancers after a maximum tolerable dose is established in one of the aforementioned Phase I trials.

•
Ondansetron Lingual Spray (OLS) is a delivery system that uses the vast and highly-absorptive surfaces of the oral mucosa to deliver ondansetron (Zofran®;GlaxoSmithkline) directly into the blood stream to prevent chemotherapy, radiation and post-operative induced nausea and vomiting. Taking pills for patients experiencing nausea and vomiting can be problematic. Drug delivery via oral mucosa avoids degradation in the GI tract and metabolism by liver enzymes—the so-called first-pass effect. Potential patient benefits include a faster onset of action, improved safety profile, and enhanced patient compliance. OLS is being developed as a 505(b)(2) registration and targets a 2007 launch.

•
IPdR is a radiation therapy sensitizer that is designed for the treatment of certain types of brain cancers. Radiation therapy deposits energy that injures or destroys cells in the treated area. Radiosensitizers, when used in combination with radiation therapy, potentially make the tumor cells more likely to be damaged by the radiation therapy. IPdR is an orally administered prodrug for 5-iodo-2’-deoxyuridine, or IUdR. Prodrugs are compounds that are converted within the body into active form that has medical effects. A prodrug can be useful when the active drug is too toxic to administer systemically. IUdR would be an effective radiosensitizer, but its systemic toxicity limits the duration and dosage such that its efficacy is limited. We anticipate being able to commence a Phase I clinical trial of IPdR by mid to late 2005.

The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business.

To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Since the inception of Hana Biosciences, Inc. in December 2002, our efforts and resources have been focused primarily on acquiring and developing our biopharmaceutical technologies, raising capital and recruiting personnel. We completed three financings of $17.7 million, before applicable fees, and secured research grants totaling approximately $12 million. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007 or 2008. Currently, a large portion of the development expenses relating to our lead product candidate, Talotrexin, are being funded by grants. Once the development covered by the grants is complete, we expect that our research and development expenses will increase significantly. In addition, as we initiate development of IPdR and ondansetron lingual spray, our second and third product candidates, respectively, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

General and administrative expenses. For the three months ended June 30, 2005, general and administrative expense was $963,270 as compared to $560,422 for the three months ended June 30, 2004. The increase of $402,848 is due primarily to an increase in salaries and other employee benefits of approximately $190,000. This increase is primarily a result of the Company's increase in headcount from four fulltime employees at June 30, 2004 to five fulltime employees at June 30, 2005. For the three months ended June 30, 2005, we recognized an increase in professional fees of approximately $121,000 when compared to the three months ended June 30, 2004. The increase in professional fees primarily relates to legal, accounting and public relations expenses. Other increases for the three months ended June 30, 2005 when compared to the corresponding period of the previous year is an increase in director and officer insurance of $17,000. For the three months ended June 30, 2005, we also incurred an increase to stock-based compensation expense for options issued to employees of approximately $68,000.

Research and development expenses. For the three months ended June 30, 2005, research and development (“R&D”) expense was $1,150,447 as compared to $615,019 for the three months ended June 30, 2004. The increase of $535,428 is due primarily to an increase in salaries and other employee benefits of approximately $386,000 which resulted from increasing our full-time employees from two at June 30, 2004 to eight full-time employees devoted to R&D at June 30, 2005. For the three months ended June 30, 2005, we also recognized an increase in professional outside services of approximately $196,000. This increase relates to the continuing development of our three lead compounds (Talotrexin, IPdR and OLS) and includes costs incurred for the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection. Other increases for the three months ended June 30, 2005 when compared to the corresponding period of the previous year is an increase in travel expense related to research and development of $35,000. For the three months ended June 30, 2005 we also incurred a decrease of $100,000 associated with milestone payments related to advancements in our product candidates in the three months ended June 30, 2004. For the three months ended June 30, 2005 we also incurred an increase to stock-based compensation expense for options issued to employees totaling approximately $73,000. In addition, for the three months ended June 30, 2005 we experienced a decrease of approximately $83,000 relating to the fair value option grants to non employees for services rendered for the three months ended June 30, 2004.

Interest income (expense), net. For the three months ended June 30, 2005, net interest income was $30,495 as compared to net interest expense of $3,656 for the three months ended June 30, 2004. The increase of $34,151 resulted from our increased cash balance deposited in interest earning money market accounts as well as our repayment of all notes payable during the latter half of 2004.

Other income (expense), net. For the three months ended June 30, 2005, net other expense was $2,633 as compared to net other income of $493 for the corresponding period of the previous year. The decrease is attributed to our miscellaneous minimum state tax present in the current year.

Net loss. Net loss for the three months ended June 30, 2005 was $2,085,855 as compared to $1,178,604 for the three months ended June 30, 2004. This increase in net loss is attributable primarily to an increase in research and development expenses of $535,428 and an increase in general and administrative expenses of $402,848.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

General and administrative expenses. For the six months ended June 30, 2005, general and administrative expense was $1,670,483 as compared to $953,132 for the six months ended June 30, 2004. The increase of $717,351 is due primarily to an increase in salaries and other employee benefits of approximately $292,000. This increase is primarily a result of the Company's increase in headcount from four fulltime employees at June 30, 2004 to five fulltime employees at June 30, 2005. For the six months ended June 30, 2005, we recognized an increase in professional fees of approximately $204,000 when compared to the six months ended June 30, 2004. The increase in professional fees primarily relates to legal, accounting and investor relations expenses. Other increases for the six months ended June 30, 2005 when compared to the corresponding period of the previous year is an increase in director and officer insurance of $39,000. For the six months ended June 30, 2005, we also incurred an increase to stock-based compensation expense for the intrinsic value of options issued to employees of approximately $144,000. In addition, for the six months ended June 30, 2005 we incurred expense of approximately $19,000 relating to the fair value option grants to non employees for services rendered, no corresponding expense existed for the six months ended June 30, 2004.

Research and development expenses. For the six months ended June 30, 2005, research and development (“R&D”) expense was $2,872,172 as compared to $1,067,105 for the six months ended June 30, 2004. The increase of $1,805,067 is due primarily to an increase in salaries and other employee benefits of approximately $696,000 which resulted from increasing our full-time employees from two at June 30, 2004 to eight full-time employees devoted to R&D at June 30, 2005. For the six months ended June 30, 2005, we also recognized an increase in professional outside services of approximately $1,205,000. This increase relates to the continuing development of our three lead compounds (Talotrexin, IPdR and OLS) and includes costs incurred for the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection. Other increases for the six months ended June 30, 2005 when compared to the corresponding period of the previous year is an increase in travel expense related to research and development of $122,000. For the six months ended June 30, 2005 we also incurred a decrease of $175,000 associated with milestone payments related to advancements in our product candidates in the six months ended June 30, 2004. For the six months ended June 30, 2005 we also incurred an increase to stock-based compensation expense for options issued to employees totaling approximately $155,000. In addition, for the six months ended June 30, 2005 we experienced a decrease of approximately $186,000 relating to the fair value option grants to non employees for services rendered for the six months ended June 30, 2004. Given the current and desired pace of clinical development of our three product candidates, over the next twelve months we estimate that we will need approximately $10.9 million in order to fund our research and development activities.  This amount includes milestone payments that we expect to be triggered under the license agreements relating to our product candidates, the manufacturing and clinical trial costs for our three product candidates and the salaries associated with those individuals in the research and development department. Based on this amount the Company estimates that we will have sufficient capital to fund our research and development activities through 2005. However, we will need to raise additional capital in 2006, likely by selling shares of our capital stock or other securities in order to fund our research and development activities beyond the current year. In the event we are not able to raise additional capital in 2006, we will be forced to curtail our planned R&D activities, which will delay the overall development of our product candidates.

Interest income (expense), net. For the six months ended June 30, 2005, net interest income was $50,062 as compared to net interest expense of $12,706 for the six months ended June 30, 2004. The increase of $62,768 resulted from our increased cash balance deposited in interest earning money market accounts as well as our repayment of all notes payable during the latter half of 2004.

Other income (expense), net. For the six months ended June 30, 2005, net other expense was $10,137 as compared to net other income of $623 for the corresponding period of the previous year. The decrease is attributed to our miscellaneous minimum state tax present in the current year.

Net loss. Net loss for the six months ended June 30, 2005 was $4,502,730 as compared to $2,032,320 for the six months ended June 30, 2004. This increase in net loss is attributable primarily to an increase in research and development expenses of $1,805,067 and an increase in general and administrative expenses of $717,351.

Liquidity and Capital Resources

From inception to June 30, 2005, we have incurred an aggregate net loss of $12,528,888, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through June 30, 2005, we had a net increase in cash and cash equivalents of $6,755,933. This increase primarily resulted from net cash provided by financing activities of $17,211,221, substantially all of which was derived from our three private placements which netted us $17,057,221. The increase in cash provided by financing activities was offset by net cash used in operating activities of $9,677,642 and net cash used in investing activities of $777,646 for the cumulative period from inception to June 30, 2005.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2005, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our three product candidates, we estimate that we will need to raise additional capital in 2006 in order to fund our development activities over the next twelve months, likely by selling shares of our capital stock or other securities, in order to fund our research and development activities. If we are unable to raise additional capital in 2006, we will likely be forced to curtail our desired development activities over the next 12 months, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

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

In April 2005, the Company completed a private placement where it sold 3,916,082 shares of its common stock at a price of $1.28 per share resulting in gross proceeds of approximately $5.01 million. In addition to the shares of common stock, the investors also received fully vested 5-year warrants to purchase an aggregate of 1,174,809 shares at an exercise price of $1.57 per share. These warrants may be redeemed, at the option of the Company, at any time after the average closing sale price of the Common Stock equals or exceeds 200% of the Exercise Price for thirty consecutive calendar days. In connection with the private placement, the Company paid an aggregate of approximately $321,000 in commissions to placement agents and issued fully vested 5-year warrants to purchase an aggregate of 350,820 shares of common stock at a price of $1.57 per share. Included in the amounts paid to placement agents were $52,500 in commissions and 58,593 warrants to Paramount BioCapital, Inc., a related party. In connection with the private placement the Company also incurred approximately $14,000 of legal expenses.

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that we will need approximately $10.9 million in order to fund our research and development activities.  This amount includes 3.5 million relating to milestone payments that we expect to be triggered under the license agreements relating to our product candidates. The remaining amount is devoted to salaries associated with those individuals in the research and development department as well as and the manufacturing and clinical trial costs for our three product candidates. Based on the recently completed private placement the Company estimates that we will have sufficient capital to fund our research and development activities through 2005. However, we will need to raise additional capital in 2006, likely by selling shares of our capital stock or other securities in order to fund our research and development activities beyond 2005. In the event we are not able to raise additional capital in 2006, we will be forced to curtail our planned R&D activities, which will delay the overall development of our product candidates.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

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

Plan of Operation

Our plan of operation for the year ending December 31, 2005 is to continue implementing our business strategy, including the clinical development of our three product candidates. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 6 months to include:

▪	operating expenses, including expanded research and development and general and administrative expenses; and

▪	product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for Talotrexin, IPdR and ondansetron lingual spray.

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, over the next 12 months we expect to spend approximately $10.9 million on clinical development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates), $1.7 million on general corporate, and $120,000 on facilities rent. We expect to have completed our Phase I trial for Talotrexin and to have initiated our Phase I trial for IPdR. Additionally, we expect to have initiated clinical trials for ondansetron lingual spray.

Research and Development Projects

Talotrexin. In 2003, we submitted an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to commence Phase I clinical trials of Talotrexin for the treatment of cancer. Phase I trials, which commenced in April 2004, will involve an estimated 25 - 45 patients, to date nineteen subjects have received doses of Talotrexin. The primary purposes for this study are to evaluate the safety of Talotrexin when administered intravenously to patients with solid tumors and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities.

In February 2005, we commenced a Phase I and II study of Talotrexin in the treatment of relapsed or refractory non-small cell lung cancer or “NSCLC”. The primary objectives of the Phase I portion of this study are to: (1) evaluate the safety of Talotrexin and (2) establish the maximum tolerated dose and identify the dose limiting toxicities of Talotrexin. The primary objectives of the Phase II portion of this study are to evaluate the activity of Talotrexin as therapy in subjects with NSCLC who have progressed on or following first-line therapy's, as measured by overall survival. A total of 120 patients are expected to enroll in the Phase I and II clinical trial with nine subjects already having received doses of Talotrexin. Further, we anticipate initiating a Phase II clinical trial in cervical cancer before the end of 2005.

In May 2005, we commenced a Phase I and II study of Talotrexin in the treatment of refractory adult lymphoblastic leukemia or “ALL”. The primary objectives of the Phase I portion of this study are to: (1) evaluate the safety of Talotrexin and (2) establish the maximum tolerated dose and identify the dose limiting toxicities of Talotrexin. The primary objectives of the Phase II portion of this study are to evaluate the activity of Talotrexin as therapy in leukemia patients with relapsed or refractory to frontline and/or salvage therapy as measured by overall response. A total of 75 patients are expected to enroll in the Phase I and II clinical trial with four subjects already having received doses of Talotrexin.

Talotrexin has received clinical development grants from the National Cancer Institute covering approximately $8 million in development activities. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under the terms of these grants, all amounts are disbursed directly to the institutions conducting the studies. None of the funds are disbursed to us and we have no obligation to repay such funds. We estimate that the NCI has disbursed approximately $1 million in connection with the development of Talotrexin. Through June 30, 2005, we have incurred $1,967,282 of costs related to our development of Talotrexin, of which $272,205 and $1,027,847 was incurred in fiscal 2003 and 2004, respectively. For the six months ended June 30, 2005, we incurred $667,230 in the development of Talotrexin. We currently anticipate that we will need to expend approximately an additional $1,000,000 to $1,300,000 in development costs in fiscal 2005 and at least an aggregate of approximately $75 million until we receive FDA approval for Talotrexin, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development we expect that it will take an additional 4-5 years before we complete development and obtain FDA approval of Talotrexin, if ever.

We believe we currently have sufficient capital to fund development activities of Talotrexin during the remainder of 2005. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2005. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to Talotrexin or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

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

IPdR has received clinical development grants from the National Cancer Institute. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under our license agreement the Company was obligated to reimburse other parties approximately $15,000 for past patent expenses. Since acquiring our rights to IPdR, through June 30, 2005, we have incurred $1,388,333 of project costs related to our development of IPdR, of which $656,251 was incurred in fiscal 2004. Currently, we anticipate that we will need to expend an additional $100,000 to $200,000 in development costs in fiscal 2005 and at least an aggregate of approximately $50 million until we receive FDA approval for IPdR, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 5 or 6 years until we will have completed development and obtained FDA approval of IPdR, if ever.

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

Ondansetron Lingual Spray. In October 2004, we acquired the exclusive license rights to develop and commercialize ondansetron lingual spray, or “OLS,” in the United States and Canada. As initial consideration for that license, we purchased 400,000 shares of common stock of NovaDel Pharma, Inc., our licensor, for an aggregate price of $1 million, and we issued to NovaDel 73,121 shares of our common stock. . Since acquiring our rights to OLS, through June 30, 2005, we have incurred $84,496 of project costs related to our development of which the entire amount was incurred in fiscal 2005. Currently, we anticipate that we will need to expend an additional $1,500,000 to $2,500,000 in development costs in fiscal 2005 and at least an aggregate of approximately $20 million until we receive FDA approval for OLS, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 1 or 2 years until we will have completed development and obtained FDA approval of OLS, if ever.

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

▪
Talotrexin License. Our rights to Talotrexin are governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses, to the intellectual property rights and know-how relating to Talotrexin and all of its uses. Upon execution of the license agreement, we paid a $100,000 license fee and reimbursed our licensors for approximately $11,000 of patent-related expenses. The license agreement also requires us to make an annual license fee payment of $25,000 and provides for future payments totaling up to $6 million upon the achievement of certain milestones, including a $5 million payment upon approval by the FDA of a New Drug Application for Talotrexin. To date, we have made one of these milestone payments in the amount of $100,000 following commencement of the Phase I clinical trial. Additionally, we are obligated to pay royalties in the amount of 3.5 percent of “net sales” (as defined in the license agreement) of Talotrexin. We are also required to pay to the licensors 20 percent of fees or non-royalty consideration (e.g., milestone payments, license fees) received by us in connection with any sublicense of Talotrexin granted prior to the start of a Phase II trial, and 15 percent of such fees after initiation of a Phase II clinical trial.

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

Lease Agreements. In December 2004 the Company entered into an office lease that expires on December 31, 2005. Total remaining lease commitments amount to approximately $61,000.

Employment Agreements. The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $334,000 at June 30, 2005.

The Company entered into a written two year employment agreement with its Vice President of Business Development on January 25, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $161,000 at June 30, 2005.

The Company entered into a written three year employment agreement with its Vice President and Chief Medical Officer on October 21, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $338,000 at June 30, 2005.

The Company entered into a written three year employment agreement with its Vice President and Chief Financial Officer on November 15, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $408,000 at June 30, 2005.

Item 3. Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13A- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

4.1
Form of common stock purchase warrants issued in connection with Registrant’s April 2005 private placement (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-125083).

10.1
Form of Subscription Agreement between the Registrant and investors in the Registrant’s April 2005 private placement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-125083).

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

HANA BIOSCIENCES, INC.

Date: August 15, 2005	By:	/s/ Mark J. Ahn
Mark J. Ahn President and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Russell L. Skibsted
Russell L. Skibsted Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1
Form of common stock purchase warrants issued in connection with Registrant’s April 2005 private placement (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-125083).

10.1
Form of Subscription Agreement between the Registrant and investors in the Registrant’s April 2005 private placement (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-125083).

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.