Form 10QSB
period 2005-09-30
Hana Biosciences Inc
filed 2005-11-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32626

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

400 Oyster Point Blvd., Suite 215, South San Francisco, CA 94080
(Address of principal executive offices)

(650) 588-6404
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2005 there were 22,168,366 shares of the issuer's common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. When used in this report, the words “may,”  “could,”  “should,”  “anticipate,”  “believe,”  “estimate,”  “expect,”  “intend,”  “plan,”  “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this prospectus with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition. Drug discovery and development involve a high degree of risk and you are cautioned that these forward-looking statements are inherently uncertain. Factors that might cause such a material difference include, among others, uncertainties related to the ability to attract and retain partners for our technologies, the identification of lead compounds, the successful preclinical development thereof, the completion of clinical trials, the FDA review process and other governmental regulation, our pharmaceutical collaborator's ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement, and other factors. Additional risks are described in the our Annual Report on Form 10-KSB for the year ended December 31, 2004. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,823,372	$6,584,361
Grant receivable	95,800	--
Prepaid expenses	92,007	26,885
Total current assets	6,011,179	6,611,246

Property and equipment, net	93,661	109,604
Investments in restricted equity securities, at cost	636,000	636,000
Other assets	20,453	20,303
Total assets	$6,761,293	$7,377,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$357,634	$649,644
Accrued expenses	476,589	515,215
Total liabilities	834,223	1,164,859

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value:
10,000,000 shares authorized, 0 and 2,395,210 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (liquidation preference $8,000,000)	--	2,395
Common stock; $0.001 par value:
100,000,000 shares authorized, 18,433,650 and 10,792,702 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	18,434	10,793
Additional paid-in capital	19,997,663	13,975,514
Common stock to be issued - 52,500 and 55,500 shares at September 30, 2005 and December 31, 2004, respectively	148,838	249,750
Deficit accumulated during the development stage	(14,237,865)	(8,026,158)
Total stockholders' equity	5,927,070	6,212,294

Total liabilities and stockholders' equity	$6,761,293	$7,377,153

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from December 6, 2002 (date of inception) to September 30,
	2005	2004	2005	2004	2005
Operating expenses:
General and administrative	$959,199	$678,870	$2,629,682	$1,632,011	$5,670,054
Research and development	776,350	1,011,245	3,648,522	2,057,386	8,646,822

Total operating expenses	1,735,549	1,690,115	6,278,204	3,689,387	14,316,876

Loss from operations	(1,735,549)	(1,690,115)	(6,278,204)	(3,689,387)	(14,316,876)

Other income (expense):
Interest income, net	36,012	15,745	86,074	3,039	99,235
Other expense, net	(9,440)	(1,270)	(19,577)	(647)	(20,224)

Total other income	26,572	14,475	66,497	2,392	79,011

Net loss	$(1,708,977)	$(1,675,640)	$(6,211,707)	$(3,686,995)	$(14,237,865)

Net loss per share, basic and diluted	$(0.09)	$(0.16)	$(0.38)	$(0.43)

Shares used in computing net loss per share, basic and diluted	18,296,200	10,370,011	16,380,517	8,627,308

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

Period from December 6, 2002 (date of inception) to September 30, 2005

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Common Stock to be Issued	Subscription receivable	Unearned consulting Fee	Deficit accumulated during development stage	Total stockholders' equity (deficiency)

Issuance of common stock at $0.001 per share for subscription receivable		$--	5,640,266	$5,640	$34,360	$--	$(40,000)	$--	$--	$--
Net loss	--	--	--	--	--	--	--	--	(144,470)	(144,470)
Balance at December 31, 2002			5,640,266	5,640	34,360	--	(40,000)	--	(144,470)	(144,470)

Payment for subscription receivable	--	--	--	--	--	--	4,000	--	--	4,000
Satisfaction of subscription receivable through rendering of services	--	--	--	--	--	--	36,000	--	--	36,000
Stock options issued to nonemployees for services	--	--	--	--	14,750	--	--	--	--	14,750
Common stock to be issued for services rendered	--	--	--	--	5,953	--	--	--	--	5,953
Net loss	--	--	--	--		--	--	--	(551,856)	(551,856)
Balance at December 31, 2003	--	--	5,640,266	5,640	55,063	--	--	--	(696,326)	(635,623)

Common stock issued for services to be rendered			126,131	126	212,319	--	--	(212,445)	--	--
Common stock issued for services rendered in 2003	--	--	3,887	4	591	--	--	--	--	595
Proceeds from private placement, net of $341,979 in fees	--	--	2,802,989	2,803	4,376,352	--	--	--	--	4,379,155
Stock options issued to nonemployees for services	--	--	--	--	310,252	--	--	--	--	310,252
Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	375,552	--	--	--	--	375,552
Proceeds from private placement	2,395,210	2,395	--	--	7,997,605	--	--	--	--	8,000,000
Issuance of shares for debt repayment	--	--	63,326	64	149,936	--	--	--	--	150,000
Issuance of shares for license agreement	--	--	73,121	73	499,927	--	--	--	--	500,000
55,500 shares to be issued for services rendered	--	--	--	--	--	249,750	--	--	--	249,750
Shares issued by accounting acquirer in reverse acquisition	--	--	2,082,982	2,083	(2,083)	--	--	--	--	--
Satisfaction of unearned consulting fees through rendering of services	--	--	--	--	--	--	--	212,445	--	212,445
Net loss			--	--	--	--	--	--	(7,329,832)	(7,329,832)
Balance at December 31, 2004	2,395,210	$2,395	10,792,702	$10,793	$13,975,514	$249,750	$--	$--	$(8,026,158)	$6,212,294
Automatic conversion of Series A Preferred Stock	(2,395,210)	(2,395)	3,377,409	3,377	(982)	--	--	--	--	--
Issuance of 55,500 shares for services rendered in 2004	--	--	55,500	56	249,694	(249,750)	--	--	--	--
Stock options issued to nonemployees for services	--	--	--	--	44,777	--	--	--	--	44,777
Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	621,173	--	--	--	--	621,173
Proceeds from private placement, net of $334,519 in fees	--	--	3,916,082	3,916	4,674,150	--	--	--	--	4,678,066
52,500 shares to be issued for services rendered	--	--	--	--	--	148,838	--	--	--	148,838
Issuance of stock upon exercise of warrants and options	--	--	291,957	292	433,337	--	--	--	--	433,629
Net loss	--	--	--	--	--	--	--	--	(6,211,707)	(6,211,707)
Balance at September 30, 2005	--	$--	18,433,650	$18,434	$19,997,663	$148,838	$--	$--	$(14,237,865)	$5,927,070

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from December 6, 2002 (date of inception) to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(6,211,707)	$(3,686,995)	$(14,237,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,799	14,121	48,825
Issuance of options to employees	621,173	190,718	996,725
Issuance of stock and options to nonemployees for services	44,777	281,433	376,327
Services rendered for satisfaction of unearned consulting fee	--	195,743	212,445
Services rendered in lieu of payment of subscription receivable	--	--	36,000
Shares to be issued to nonemployees for services rendered	148,838	--	148,838
Shares to be issued to employees for services rendered	--	--	249,750
Issuance of shares in partial consideration for license agreement	--	--	500,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(161,072)	(18,648)	(208,260)
Increase (decrease) in accounts payable	(292,010)	156,612	357,634
Increase (decrease) in accrued and other current liabilities	(38,626)	41,352	476,589
Net cash used in operating activities	(5,865,828)	(2,825,664)	(11,042,992)

Cash flows from investing activities:
Purchase of property and equipment	(6,856)	(76,102)	(142,486)
Purchase of equity securities	--	--	(636,000)
Net cash used in investing activities	(6,856)	(76,102)	(778,486)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	--	125,000	801,619
Collection of subscription receivable	--	--	4,000
Repayment of notes payable to stockholders	--	(651,619)	(651,619)
Proceeds from private placements of preferred and common stock, net	4,678,066	12,379,155	17,057,221
Proceeds from exercise of warrants and options	433,629	--	433,629
Net cash provided by financing activities	5,111,695	11,852,536	17,644,850
Net increase (decrease) in cash and cash equivalents	(760,989)	8,950,770	5,823,372
Cash and cash equivalents, beginning of period	6,584,361	87,675	--
Cash and cash equivalents, end of period	$5,823,372	$9,038,445	$5,823,372
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,238	$37,749	$38,987
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$--	$--	$150,000
Common stock issued on conversion of Preferred stock	$2,395	$--	$2,395
Common stock issued for services to be rendered	$--	$450,948	$450,948
Common stock issued to employees for services rendered in 2004	$249,750	$--	$249,750

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles "for interim financial information." and, accordingly, they do not include all required disclosures for complete annual Financial Statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Hana Biosciences, Inc. ("Hana", the "Company" “we”, “us” or “our”) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and actual results may differ from these estimates. The accompanying condensed financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “10-KSB”) filed with the Securities and Exchange Commission ("SEC") on March 30, 2005. The accompanying condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet as of that date included in the Form 10-KSB.

Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005 and 2004 was 4,222,063 and 1,677,040, respectively.

NOTE 2. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $6,211,707 for the nine months ended September 30, 2005. The net loss from date of inception, December 6, 2002 to September 30, 2005, amounted to $14,237,865.

We have financed our operations since inception primarily through equity and debt financing. During the nine months ended September 30, 2005, we had a net decrease in cash and cash equivalents of $760,989. This decrease primarily resulted from net cash used in operating activities of $5,865,828 and net cash used in investing activities of $6,856 offset by net cash provided by financing activities of $5,111,695 for the nine months ended September 30, 2005. Total cash resources as of September 30, 2005 were $5,823,372 compared to $6,584,361 at December 31, 2004.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2005, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our three product candidates, we estimate that we will have sufficient cash on hand to fund clinical development through 2006 (See Item 2 in the Other Information section of the 10-QSB). The Company, however, may choose to raise additional capital before year-end 2006 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

NOTE 3. ISSUANCE OF SECURITIES

On January 19, 2005 the Company issued 55,500 shares of common stock as satisfaction of a recorded liability of $249,750 to certain current and former employees and a director of the Company. This grant was approved on September 23, 2004 by the Board of Directors, which authorized the issuance following the date the Company completed its reincorporation merger (See Note 2 in the 10-KSB).

On April 22, 2005, the Company completed a private placement where it sold 3,916,082 shares of its common stock at a price of $1.28 per share resulting in gross proceeds of approximately $5.01 million. In connection with the private placement, the Company issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share, of which there remain outstanding warrants to purchase an aggregate of 1,250,069 shares.  The terms of the warrants provide that the Company may, at its option, redeem the warrants after such time that the average closing price of the Company's common stock exceeded $3.14 per share for a 30-day period, which condition was satisfied in August 2005.  Accordingly, the Company may redeem the warrants, at a redemption price of $.01 per warrant share, at any time upon 30 days' prior written notice to the warrant holders.  The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, the Company paid an aggregate of approximately $321,000 in commissions to placement agents.  Included in the amounts paid to placement agents were $52,500 in commissions and 58,593 warrants to Paramount BioCapital, Inc., a related party. The Company also incurred approximately $14,000 of legal expenses for the private placement.

During the third quarter ended September 30, 2005 the Company issued 291,957 shares of common stock upon the exercise of warrants and options. These exercises of securities netted the Company total proceeds of $433,629.

The following table summarizes information about stock options outstanding at September 30, 2005, all of which are at fixed prices:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding January 1, 2005	2,259,355	$0.97
Options granted under option plans	699,000	1.60
Options cancelled	(295,360)	1.62
Options exercised	(14,101)	0.07
Outstanding September 30, 2005	2,648,894	1.07
Exercisable at September 30, 2005	925,365	0.81

The following table summarizes information about stock options outstanding at September 30, 2005:

	Weighted Average Number of Options	Remaining Contractual Life of Options	Number of Options
Exercise Price	Outstanding	Outstanding	Exercisable
$ 0.07	98,707	8.5 yrs.	98,707
$ 0.17	678,079	8.2 yrs.	226,026
$ 0.34	443,434	8.6 yrs.	190,113
$ 1.01	141,007	8.4 yrs.	141,007
$ 1.33	368,000	9.5 yrs.	0
$ 1.62	60,000	9.8 yrs.	0
$ 1.65	80,000	9.8 yrs.	0
$ 1.69	317,264	8.5 yrs.	239,711
$ 2.17	1,000	1.7 yrs.	1,000
$ 2.39	310,000	9.1 yrs.	5,000
$ 2.40	80,000	9.3 yrs.	0
$ 3.34	71,403	9.0 yrs.	23,801
$ 0.07 - $ 3.34	2,648,894	8.7 yrs.	925,365

In addition on September 30, 2005, the Company also had 1,523,169 warrants outstanding in connection with the Company's Private Placement's. The weighted average exercise price of these warrants is $1.62 per share.

NOTE 4. STOCK-BASED COMPENSATION

A description of the Company's 2003 and 2004 Stock Option Plans and other information related to stock options are included in Note 4 in the 10-KSB.

The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". During the three months ended September 30, 2005 and 2004, the Company recorded earned compensation cost of $206,261 and $73,796, respectively. During the nine months ended September 30, 2005 and 2004, the Company recorded earned compensation cost of $621,173 and $190,719, respectively. This cost was recognized in the accompanying condensed financial statements for the intrinsic value of the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that were less than the market value at the date of grant.

Had compensation costs for the three and nine months ended September 30, 2005 and 2004 been determined in accordance with the fair value method prescribed by SFAS 123 for all options issued to employees and amortized over the vesting period, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) would have been increased to the pro forma amounts indicated below.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net loss, as reported	$(1,708,977)	$(1,675,640)
Add: Stock-based employee compensation expense for stock options included in reported net loss per share	206,261	73,796
Deduct: Total stock-based employee compensation expense determined under the fair value method	(347,965)	(88,179)
Net loss, pro forma	$(1,850,681)	$(1,690,023)

Net loss per common share - basic and diluted
As reported	$(0.09)	$(0.16)
Pro forma	$(0.10)	$(0.16)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss, as reported	$(6,211,707)	$(3,686,995)
Add: Stock-based employee compensation expense for stock options included in reported net loss per share	621,173	190,719
Deduct: Total stock-based employee compensation expense determined under the fair value method	(953,415)	(218,050)
Net loss, pro forma	$(6,543,949)	$(3,714,326)

Net loss per common share - basic and diluted
As reported	$(0.38)	$(0.43)
Pro forma	$(0.40)	$(0.43)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). During the three months ended September 30, 2005 and 2004, the Company recognized $24,190 and $87,391 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statements of operations, for such periods. During the nine months ended September 30, 2005 and 2004, the Company recognized $44,777 and $274,088 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statements of operations, for such periods. The value of the options granted in 2005 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 87% - 106%, risk-free interest rate of 3.0%; and expected lives of two to eight years. The value of the options granted in 2004 was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0% - 94%, risk-free interest rate of 3.0%; and expected lives of ten years.

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

NOTE 6. INVESTMENT IN EQUITY SECURITIES

As explained in Note 6 in the 10-KSB during October 2004, the Company acquired 400,000 shares of common stock from NovaDel Pharma Inc, for, effectively, $636,000. The Company is restricted from selling the shares until October 2006. Accordingly, the Company is accounting for the shares using the cost method. If the shares owned by the Company had been unrestricted at September 30, 2005, they would have had a market value of $700,000.

NOTE 7. SHARES TO BE ISSUED

On April 8, 2005, the Company entered into an agreement with an investor relations firm, pursuant to which a portion of the monthly fee owed to such firm is payable in common stock of the Company. As of September 30, 2005, the total number of shares earned under the agreement was 52,500. These shares had a fair value of $148,838 and will be issued in the future.

NOTE 8. GRANT RECEIVABLE

On August 8, 2005 the Company was awarded a $159,000 Small Business Innovation Research (SBIR) grant entitled “Development of PT-523 for the treatment of lung cancer” by the National Institutes of Health (NIH). The award enables the Company to be reimbursed for preclinical studies of Talotrexin (formerly PT-523) in combination with other therapeutic agents as a potential first-in-class therapeutic approach to treating various forms of cancer. At September 30, 2005 the Company had incurred $95,800 in reimbursable expenses, none of which had been reimbursed at such date, relating to these preclinical studies which have been recognized as a receivable on the Company’s Balance Sheet.

NOTE 9. SUBSEQUENT EVENT

On October 24, 2005, the Company completed a private placement of 3,686,716 shares of its common stock. Of the total number of shares sold, 3,556,000 shares were sold at a price of $4.00 per share and 130,716 shares were sold to executive officers and affiliates of a director of the Company at a price of $4.59 per share, which resulted in total gross proceeds to the Company of approximately $14.8 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 737,343 shares at an exercise price of $5.80 per share. In connection with the private placement, the Company paid an aggregate of approximately $1,000,000 in commissions to placement agents and issued 5-year warrants to purchase an aggregate of 253,306 shares at an exercise price of $5.80 per share.  The Company also incurred approximately $77,500 of legal and other expenses paid to placement agents.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes accompanying those statements included elsewhere in this Quarterly Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” following Item 1 of our Annual Report filed on form 10-KSB for the year ended December 31, 2004, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Hana Biosciences is a South San Francisco, CA based development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care.  We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market.  We currently have three product candidates in early-stage development - Talotrexin (PT-523), for the treatment of a variety of solid tumor cancers and hematological malignancies; IPdR, being developed primarily for the treatment of brain cancers; and Zensana (Ondansetron oral spray), which is being developed to alleviate chemotherapy-induced nausea and vomiting.  To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

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

Hana currently has three products in development:
•
Talotrexin (PT-523),our lead product candidate, is an antifolate, cytotoxic agent (i.e., substance harmful to the structure and function of cells) being evaluated for the treatment of solid tumors and hematological malignancies, including NSCLC (non-small cell lung cancer), ALL (acute lymphocytic leukemia), cervical, endometrial, and ovarian cancers. Compared to currently available antifolates such as methotrexate or pemetrexed (Alimta®; Eli Lilly) in preclinical studies, Talotrexin enters into cells up to 10-times more efficiently, overcomes resistance by remaining active in tumors by not requiring polyglutamation, and binds more tightly to its anti-tumor target DHFR, which we believe will enhance its efficacy. Talotrexin is currently being studied in a Phase I trial in solid tumors, a Phase I/II trial in non-small cell lung cancer, and a Phase I/II trial in ALL are ongoing. Hana intends to initiate Phase II trials in cervical, endometrial, ovarian cancers after a maximum tolerable dose is established in one of the aforementioned Phase I trials.

•
IPdR is a radiation therapy sensitizer that is designed for the treatment of certain types of brain cancers. Radiation therapy deposits energy that injures or destroys cells in the treated area. Radiosensitizers, when used in combination with radiation therapy, potentially make the tumor cells more likely to be damaged by the radiation therapy. IPdR is an orally administered prodrug for 5-iodo-2'-deoxyuridine, or IUdR. Prodrugs are compounds that are converted within the body into active form that has medical effects. A prodrug can be useful when the active drug is too toxic to administer systemically. IUdR would be an effective radiosensitizer, but its systemic toxicity limits the duration and dosage such that its efficacy is limited. We have initiated a Phase I IPdR clinical trial in colorectal, gastric, pancreatic and liver cancers.

•
Ondansetron Oral Spray (Zensana) is a delivery system that uses the vast and highly-absorptive surfaces of the oral mucosa to deliver ondansetron (Zofran®;GlaxoSmithkline) directly into the blood stream to prevent chemotherapy, radiation and post-operative induced nausea and vomiting. Taking pills for patients experiencing nausea and vomiting can be problematic. Drug delivery via oral mucosa avoids degradation in the GI tract and metabolism by liver enzymes--the so-called first-pass effect. Potential patient benefits include a faster onset of action, improved safety profile, and enhanced patient compliance. Zensana is being developed as a 505(b)(2) registration and targets a 2007 launch.

The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business.

To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

Since the inception of Hana Biosciences, Inc. in December 2002, our efforts and resources have been focused primarily on acquiring and developing our biopharmaceutical technologies, raising capital and recruiting personnel. We completed three financings of $17.7 million, before applicable fees, and secured research grants totaling approximately $12 million. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007 or 2008. Currently, a large portion of the development expenses relating to our lead product candidate, Talotrexin, are being funded by grants. Once the development covered by the grants is complete, we expect that our research and development expenses will increase significantly. In addition, as we initiate development of IPdR and ondansetron oral spray, our second and third product candidates, respectively, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

General and administrative expenses. For the three months ended September 30, 2005, general and administrative (“G&A”) expense was $959,199 as compared to $678,870 for the three months ended September 30, 2004. The increase of $280,329 is due primarily to an increase in salaries and other employee benefits of approximately $101,000 which resulted from the Company's increase in headcount from two fulltime employees at September 30, 2004 to five fulltime employees at September 30, 2005. For the three months ended September 30, 2005, we also incurred a decrease of approximately $10,000 associated professional fees. This reduction is mostly attributed to lower legal expenses when compared to the corresponding period of the previous year. For the three months ended September 30, 2005, our stock-based compensation expense for options issued to employees increased by approximately $60,000. Another contributing factor to the additional overall expense was an increase of approximately $14,000 in the current year relating to the fair value option grants of non employees for services rendered. In addition, the Company incurred an increase in stock-based expense of approximately $114,000 relating to the shares earned by the Company’s investor relations firm.

Research and development expenses. For the three months ended September 30, 2005, research and development (“R&D”) expense was $776,350 as compared to $1,011,245 for the three months ended September 30, 2004. The decrease of $234,895 is due primarily to a decrease in the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection of approximately $325,000. For the three months ended September 30, 2004 the Company incurred expenses relating to the drug manufacturing of two of its clinical compounds, these expenses were not present in the current period. The decrease in drug manufacturing and other professional services was offset by an increase in salaries and other employee benefits of approximately $112,000 which resulted from increasing our full-time employees from six at September 30, 2004 to eight full-time employees devoted to R&D at September 30, 2005. For the three months ended September 30, 2005, our stock-based compensation expense for options issued to employees increased by approximately $73,000. In addition, for the three months ended September 30, 2005 we experienced a decrease of approximately $77,000 relating to the fair value option grants to non employees for services rendered.

Interest income (expense), net. For the three months ended September 30, 2005, net interest income was $36,012 as compared to net interest income of $15,745 for the three months ended September 30, 2004. The increase of $20,267 resulted from our increased cash balance deposited in interest earning money market accounts as well as our repayment of all notes payable during the latter half of 2004.

Other income (expense), net. For the three months ended September 30, 2005, net other expense was $9,440 as compared to net other expense of $1,270 for the corresponding period of the previous year. The increase is attributed to our miscellaneous minimum state tax present in the current year.

Net loss. Net loss for the three months ended September 30, 2005 was $1,708,977 as compared to $1,675,640 for the three months ended September 30, 2004. This increase in net loss is attributable primarily to an increase in general and administrative expenses of $280,329 offset by a decrease in research and development expenses of $234,895.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

General and administrative expenses. For the nine months ended September 30, 2005, general and administrative (“G&A”) expense was $2,629,682, compared to $1,632,011 for the nine months ended September 30, 2004. The increase of $997,671 is due primarily to an increase in salaries and other employee benefits of approximately $405,000, which resulted from an increase in headcount from two fulltime employees at September 30, 2004 to five fulltime employees at September 30, 2005. For the nine months ended September 30, 2005, we recognized an increase in professional fees of approximately $159,000 when compared to the nine months ended September 30, 2004. The increase in professional fees primarily relates to legal, accounting and investor relations expenses for fiscal year 2005. Other increases for the nine months ended September 30, 2005 when compared to the corresponding period of the previous year is an increase in director and officer insurance of $37,000. For the nine months ended September 30, 2005, we also incurred an increase to stock-based compensation expense for the intrinsic value of options issued to employees of approximately $203,000. In addition, for the nine months ended September 30, 2005 we incurred expense of approximately $34,000 relating to the fair value option grants to non employees for services rendered, no corresponding expense existed for the nine months ended September 30, 2004. In addition, the Company incurred an increase in stock-based expense of approximately $149,000 relating to the shares earned by the Company’s investor relations firm.

Research and development expenses. For the nine months ended September 30, 2005, research and development (“R&D”) expense was $3,648,522 as compared to $2,057,386 for the nine months ended September 30, 2004. The increase of $1,591,136 is due primarily to an increase in salaries and other employee benefits of approximately $813,000 which resulted from increasing our full-time employees from six at September 30, 2004 to eight full-time employees devoted to R&D at September 30, 2005. For the nine months ended September 30, 2005, we also recognized an increase in professional outside services of approximately $842,000. This increase relates to the continued development of our three lead compounds (Talotrexin, IPdR and Zensana) and includes costs incurred for the payments to our contract research organization and legal expenses associated with our continued patent protection. For the nine months ended September 30, 2005 we also incurred an increase of $96,000 in travel expense associated with various site monitoring visits when compared to the corresponding period of the previous year. For the nine months ended September 30, 2005 we also incurred a decrease of $175,000 associated with milestone payments related to advancements in our product candidates when compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2005 we also incurred an increase to stock-based compensation expense for options issued to employees totaling approximately $227,000. In addition, for the nine months ended September 30, 2005 we experienced a decrease of approximately $263,000 relating to the fair value option grants to non employees for services rendered when compared to the corresponding period of the previous year. Given the current and desired pace of clinical development of our three product candidates, over the next twelve months we estimate that we will need approximately $11.5 million in order to fund our research and development activities.  This amount includes milestone payments that we expect to be triggered under the license agreements relating to our product candidates, the manufacturing and clinical trial costs for our three product candidates and the salaries associated with those individuals in the research and development department. Based on the current cash available on hand combined with the recently completed common stock financing the Company estimates that we will have sufficient capital to fund our research and development activities through 2006.

Interest income (expense), net. For the nine months ended September 30, 2005, net interest income was $86,074 as compared to net interest income of $3,039 for the nine months ended September 30, 2004. The increase of $83,035 resulted from our increased cash balance deposited in interest earning money market accounts as well as our repayment of all notes payable during the latter half of 2004.

Other income (expense), net. For the nine months ended September 30, 2005, net other expense was $19,577 as compared to net other expense of $647 for the corresponding period of the previous year. The increase is attributed to our miscellaneous minimum state tax present in the current year.

Net loss. Net loss for the nine months ended September 30, 2005 was $6,211,707 as compared to $3,686,995 for the nine months ended September 30, 2004. This increase in net loss is attributable primarily to an increase in research and development expenses of $1,591,136 and an increase in general and administrative expenses of $997,671.

Liquidity and Capital Resources

From inception to September 30, 2005, we have incurred an aggregate net loss of $14,237,865, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through September 30, 2005, we had a net increase in cash and cash equivalents of $5,823,372. This increase primarily resulted from net cash provided by financing activities of $17,644,850, substantially all of which was derived from our three private placements which netted us $17,057,221. The increase in cash provided by financing activities was offset by net cash used in operating activities of $11,042,992 and net cash used in investing activities of $778,486 for the cumulative period from inception to September 30, 2005.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2005, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our three product candidates, we estimate that we will have sufficient cash on hand to fund clinical development through 2006 (See Item 2 in the Other Information section of the 10-QSB). The Company, however, may choose to raise additional capital before year-end 2006 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

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

On April 22, 2005, the Company completed a private placement where it sold 3,916,082 shares of its common stock at a price of $1.28 per share resulting in gross proceeds of approximately $5.01 million. In connection with the private placement, the Company issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share, of which there remain outstanding warrants to purchase an aggregate of 1,250,069 shares.  The terms of the warrants provide that the Company may, at its option, redeem the warrants after such time that the average closing price of the Company's common stock exceeded $3.14 per share for a 30-day period, which condition was satisfied in August 2005.  Accordingly, the Company may redeem the warrants, at a redemption price of $.01 per warrant share, at any time upon 30 days' prior written notice to the warrant holders.  The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, the Company paid an aggregate of approximately $321,000 in commissions to placement agents.  Included in the amounts paid to placement agents were $52,500 in commissions and 58,593 warrants to Paramount BioCapital, Inc., a related party. The Company also incurred approximately $14,000 of legal expenses for the private placement.

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that we will need approximately $11.5 million in order to fund our research and development activities, including amounts to milestone payments that we expect to be triggered under the license agreements relating to our product candidates. The remaining amount is devoted to salaries associated with those individuals in the research and development department as well as and the manufacturing and clinical trial costs for our three product candidates. Based on the recently completed private placement the Company estimates that we will have sufficient capital to fund our research and development activities through 2006.

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

Plan of Operation

Our plan of operation for the year ending December 31, 2005 is to continue implementing our business strategy, including the clinical development of our three product candidates. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 3 months to include:

▪	operating expenses, including expanded research and development and general and administrative expenses; and

▪	product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for Talotrexin, IPdR and Zensana (ondansetron oral spray).

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, over the next 12 months we expect to spend approximately $11.5 million on clinical development (including milestone payments of $3.5 million that we expect to be triggered under the license agreements relating to our product candidates), $1.9 million on general corporate, and $120,000 on facilities rent. We expect to have completed all three Phase I clinical trials in Talotrexin. These trials include those in Solid tumors, non-small cell lung cancer or “NSCLC” and adult lymphoblastic leukemia or “ALL”. In addition we expect to initiate 3 Phase II trials in NSCLC, cervical cancer and ALL. We also expect to complete our Phase I clinical trial in gastrointestinal cancer in IPdR and also complete the pivotal trials in Zensana and file an NDA.

Research and Development Projects

Talotrexin. In 2003, we submitted an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to commence a Phase I clinical trial of Talotrexin for the treatment of cancer. This Phase I trial, which commenced in April 2004, will involve an estimated 25 - 45 patients, to date 26 subjects have received doses of Talotrexin. The primary purposes for this study are to evaluate the safety of Talotrexin when administered intravenously to patients with solid tumors and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities.

In February 2005, we commenced a Phase I and II study of Talotrexin in the treatment of relapsed or refractory non-small cell lung cancer or “NSCLC”. The primary objectives of the Phase I portion of this study are to: (1) evaluate the safety of Talotrexin and (2) establish the maximum tolerated dose and identify the dose limiting toxicities of Talotrexin. The primary objectives of the Phase II portion of this study are to evaluate the activity of Talotrexin as therapy in subjects with NSCLC who have progressed on or following first-line therapy's, as measured by overall survival. A total of 120 patients are expected to enroll in the Phase I and II clinical trial with 17 subjects already having received doses of Talotrexin. Further, we anticipate initiating a Phase II clinical trial in cervical cancer the first half of 2006.

In May 2005, we commenced a Phase I and II study of Talotrexin in the treatment of refractory adult lymphoblastic leukemia or “ALL”. The primary objectives of the Phase I portion of this study are to: (1) evaluate the safety of Talotrexin and (2) establish the maximum tolerated dose and identify the dose limiting toxicities of Talotrexin. The primary objectives of the Phase II portion of this study are to evaluate the activity of Talotrexin as therapy in leukemia patients with relapsed or refractory to frontline and/or salvage therapy as measured by overall response. A total of 75 patients are expected to enroll in the Phase I and II clinical trial with five subjects already having received doses of Talotrexin.

Talotrexin has received clinical development grants from the National Cancer Institute covering approximately $8 million in development activities. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under the terms of these grants, all amounts are disbursed directly to the institutions conducting the studies. None of the funds are disbursed to Hana Biosciences and we have no obligation to repay such funds. We estimate that the NCI has disbursed approximately $1 million in connection with the development of Talotrexin. Through September 30, 2005, we have incurred $2,193,776 of costs related to our development of Talotrexin, of which $272,205 and $1,027,847 was incurred in fiscal 2003 and 2004, respectively. For the nine months ended September 30, 2005, we incurred $893,724 in the development of Talotrexin. We currently anticipate that we will need to expend approximately an additional $500,000 to $750,000 in development costs in fiscal 2005 and at least an aggregate of approximately $75 million until we receive FDA approval for Talotrexin, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development we expect that it will take an additional 4-5 years before we complete development and obtain FDA approval of Talotrexin, if ever.

We believe we currently have sufficient capital to fund development activities of Talotrexin through 2006. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2006. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to Talotrexin or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

IPdR. In August 2004, an investigator-initiated IND was submitted to the FDA to initiate a Phase I clinical trial of IPdR for the treatment of selected radiosensitive cancers. After completing additional pre-clinical toxicology studies, the FDA approved the IND, and the phase I trial commenced in September 2005, which we estimate will involve approximately 40-60 patients. The primary purposes for this study will be to evaluate the safety of oral IPdR in patients with selected radiosensitive gastrointestinal cancers and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities. . In addition, we continue activities toward initiating a clinical trial in glioblastoma multiforme, a type of brain cancer, in early 2006.

IPdR has received clinical development grants from the National Cancer Institute. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under our license agreement the Company was obligated to reimburse other parties approximately $15,000 for past patent expenses. Since acquiring our rights to IPdR, through September 30, 2005, we have incurred $1,389,633 of project costs related to our development of IPdR, of which $656,251 was incurred in fiscal 2004. Currently, we anticipate that we will need to expend an additional $100,000 to $200,000 in development costs in fiscal 2005 and at least an aggregate of approximately $50 million until we receive FDA approval for IPdR, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 5 or 6 years until we will have completed development and obtained FDA approval of IPdR, if ever.

We believe we currently have sufficient capital to fund our development activities of IPdR during 2006. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2006. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to IPdR or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

Ondansetron Oral Spray. In October 2004, we acquired the exclusive license rights to develop and commercialize ondansetron oral spray, or “Zensana,” in the United States and Canada. As initial consideration for that license, we purchased 400,000 shares of common stock of NovaDel Pharma, Inc., our licensor, for an aggregate price of $1 million, and we issued to NovaDel 73,121 shares of our common stock. . Since acquiring our rights to Zensana, through September 30, 2005, we have incurred $85,871 of project costs related to our development of which the entire amount was incurred in fiscal 2005. Currently, we anticipate that we will need to expend an additional $1,500,000 to $2,500,000 in development costs in fiscal 2005 and at least an aggregate of approximately $20 million until we receive FDA approval for Zensana, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 1 or 2 years until we will have completed development and obtained FDA approval of Zensana, if ever.

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

▪
Zensana License. Our rights to Zensana are subject to the terms of an October 2004 license agreement with NovaDel Pharma, Inc. The license agreement grants us a royalty-bearing, exclusive right and license to develop and commercialize Zensana within the United States and Canada. The technology licensed to us under the license agreement currently covers one United States issued patent, which expires in March 2022. In consideration for the license, we issued 73,121 shares of our common stock to NovaDel and have agreed to make double-digit royalty payments to NovaDel based on a percentage of “net sales” (as defined in the agreement). We are also obligated to make various milestone payments in an aggregate amount of up to $10 million. In addition, we purchased from NovaDel 400,000 shares of its common stock at a price of $2.50 per share for an aggregate payment of $1 million.

 Lease Agreements. In December 2004 the Company entered into an office lease that expires on December 31, 2005. Total remaining lease commitments amount to approximately $31,000.

Employment Agreements. The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $272,000 at September 30, 2005.

The Company entered into a written two year employment agreement with its Vice President of Business Development on January 25, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $56,000 at September 30, 2005.

The Company entered into a written three year employment agreement with its Vice President and Chief Medical Officer on October 21, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $309,000 at September 30, 2005.

The Company entered into a written three year employment agreement with its Vice President and Chief Financial Officer on November 15, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $372,000 at September 30, 2005.

Item 3. Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13A- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to such evaluation.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Securities Purchase Agreement dated October 19, 2005 (the “Agreement”) among the Company and certain institutional and other accredited investors identified therein, on October 24, 2005, the Company completed the sale of an aggregate of 3,686,716 shares (the “Shares”) of the Company’s common stock at a price of $4.00 per Share; provided, however that the purchase price was $4.59 per Share with respect to certain affiliates of the Company who purchased Shares in the private placement, as described below. In addition to the Shares, the Company also issued five-year warrants to purchase, at an exercise price of $5.80 per share, an additional 737,343 shares of Common Stock. The Company previously disclosed the entry into the Agreement on its Current Report filed October 20, 2005.

Among the investors participating in the private placement were Mark J. Ahn (together with his spouse) and Fred L. Vitale, who purchased 10,892 and 43,572 Shares, respectively. Mr. Ahn is President and Chief Executive Officer and a director of the Company. Mr. Vitale is Vice President, Business Development of the Company. In addition, Coqui Capital Partners, L.P. and Kier Family, L.P. purchased 54,466 and 21,786 Shares, respectively. Isaac Kier, a director of the Company, is a limited partner of Coqui Capital Partners, L.P and the general partner of Kier Family, L.P. Notwithstanding the $4.00 offering price applicable to non-affiliated investors, the per Share purchase price paid by Messrs. Ahn, Vitale and by Coqui Capital Partners, L.P. and Kier Family, L.P. was $4.59, which was the last closing sale price of the Company’s common stock prior to entry into the Agreement. Each of such affiliated investors also received warrants to purchase an additional number of shares of common stock equal to 20 percent of the Shares purchased, which warrants have the same terms as those received by the other investors in the offering.

The Company engaged Oppenheimer & Co., Inc. and Griffin Securities, Inc. (together, the “Placement Agents”) as placement agents in connection with the private placement. In consideration for their services, the Company paid the Placement Agents aggregate cash commissions of $1,002,680 and issued 5-year warrants to the Placement Agents to purchase an aggregate of 253,306 shares at an exercise price of $5.80 per share. The Company also reimbursed the Placement Agents an aggregate of $60,000 for expenses they incurred in connection with the private placement. In addition, the Company incurred approximately $17,500 of legal expenses for the private placement.

The offer and sale of the Shares and Warrants were made in reliance on the exemption from registration requirements provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Each of the investors was “accredited” (as defined under Regulation D) and no general solicitation was used in connection with the offer and sale of such securities.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.1
Amendment No. 1 to License and Development Agreement dated August 8, 2005 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed by NovaDel Pharma, Inc. on August 12, 2005)

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

HANA BIOSCIENCES, INC.

Date: November 14, 2005	By:	/s/ Mark J. Ahn
Mark J. Ahn President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Russell L. Skibsted
Russell L. Skibsted Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 1 to License and Development Agreement dated August 8, 2005 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed by NovaDel Pharma, Inc. on August 12, 2005).

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.