Form 10-K
period 2005-12-31
Hana Biosciences Inc
filed 2006-03-16
CIK 1140028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  1-32626

Hana Biosciences, Inc.
(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (IRS Employer Identification No.)
400 Oyster Point Blvd., Suite 215 (Address of Principal Executive Offices)	94080 (Zip Code)
 (650) 588-6404
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐          Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ྑ Yes ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing sale price on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $32,660,770.

As of March 8, 2006, there were 22,525,734 shares of the registrant’s common stock issued outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2006 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2005.

References to the “Company,” the “Registrant,” “we,” “us,” or “our” or in this Annual Report on Form 10-K refer to Hana Biosciences, Inc., a Delaware corporation, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not historical but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Risk Factors” in Item 1A and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, particularly those risks identified in Item 1A in this Annual Report, and should not unduly rely on these forward looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. We currently have three product candidates in early-stage development - Talotrexin (also known as PT-523), for the treatment of a variety of solid tumors and hematological malignancies, including NSCLC (non-small cell lung cancer), ALL (acute lymphocytic leukemia), cervical, and ovarian cancers; Zensana™ (ondansetron oral spray), which is being developed to alleviate chemotherapy-induced nausea and vomiting; and IPdR, being developed primarily for the treatment of colorectal, gastric, pancreatic, liver and brain cancers. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

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

People: We are committed to building a world-class team with leading core competencies in clinical, regulatory, business development, and commercialization. Our management and advisors are comprised of experienced biotechnology and pharmaceutical industry entrepreneurs and respected experts in the field of oncology.

Products: We are also committed to accelerating the development of our three lead product candidates - Talotrexin, Zensana™ (ondansetron oral spray) and IPdR.

Pipeline: In addition to the development of our current products, we are focused on increasing value for our shareholders by expanding our product candidate pipeline. As a key component of our strategy, we seek to acquire global rights to additional product candidates and form alliances in oncology and immunology, while continuing to develop and commercialize new products. Our goal is to become the partner of choice for suppliers, researchers, and alliance partners.

Culture: We are committed to nurturing a unique company culture focused on patients, developing extraordinary team members, creating high performing teams, all with the highest standards of integrity.

Historical Development; Merger Transaction

Hana Biosciences was originally incorporated under Delaware law in December 2002 under the name Hudson Health Sciences, Inc. In July 2004, we acquired publicly-held Email Real Estate.com, Inc. (“EMLR”) in a reverse merger transaction. In connection with the transaction, a wholly-owned subsidiary of EMLR merged into our company, with Hana remaining as a wholly-owned subsidiary of EMLR. In connection with the merger, EMLR issued to our stockholders approximately 87 percent of the outstanding equity of EMLR on a fully-diluted basis after giving effect to the transaction. In addition, our management replaced the management of EMLR and the combined company adopted our business plan. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition with Hana as the accounting acquirer (legal acquiree) and EMLR as the accounting acquiree (legal acquirer). In September 2004, EMLR was reincorporated under Delaware law by merging it with and into Hana, then its wholly-owned subsidiary, with Hana remaining as the surviving corporation. In connection with the reincorporation, each outstanding common share became automatically exchangeable into one-twelfth of a common share of the reincorporated company.

Cancer Overview

Cancer is a group of diseases characterized by either the runaway growth of cells or the failure of cells to die normally. Cancer is caused by a series of mutations, or alterations, in genes that control cells’ ability to grow and divide. Some mutations are inherited; others arise from environmental factors such as smoking or exposure to chemicals, radiation, or viruses that damage cells’ DNA. The mutations cause cells to divide relentlessly or lose their normal ability to die. Often, cancer cells spread to distant parts of the body, where they can form new tumors. Cancer can arise in any organ of the body and, according to the American Cancer Society, strikes one of every two American men and one of every three American women at some point in their lives.

There are more than 100 different varieties of cancer, which can be divided into six major categories. Carcinomas, the most common type of cancer, originate in tissues that cover a surface or line a cavity of the body. Sarcomas begin in tissue that connects, supports or surrounds other tissues and organs. Lymphomas are cancers of the lymph system, the circulatory system that bathes and cleanses the body’s cells. Leukemias involve blood-forming tissues and blood cells. As their name indicates, brain tumors are cancers that begin in the brain, and skin cancers, including dangerous melanomas, originate in the skin. Cancers are considered metastatic if they spread via the blood or system to other parts of the body to form secondary tumors.

The American Cancer Society estimates that nearly 1.4 million new cases of cancer are diagnosed in the United States, a figure that does not include the 1 million cases of skin cancer diagnosed annually. Cancer is the second leading cause of death (after heart disease) in the United States, expected to account for about 570,280 deaths in 2005. In 2005, one in four deaths in the U.S. is expected to be due to cancer. For all forms of cancer combined, the 5-year relative survival rate is 64%. Despite the fact that the cancer mortality rate in the U.S. has risen steadily for the past 50 years, scientific advances appear to have begun to turn the tide. The year 1997 was the first in the past half century in which fewer Americans died of cancer than the year before-the start of what researchers hope will be a long-term decline in cancer deaths.

The cost of cancer to the healthcare system is significant. The National Institute of Health estimates that the overall cost of cancer in 2004 was $189.8 billion. This cost includes $69.4 billion in direct medical expenses, $16.9 billion in indirect morbidity costs, and $103.5 billion in indirect mortality costs.

In addition, according to Business Insights, the cancer market expanded by 18.9% in 2004, with the highest growth rates occurring in the cytotoxics or antineoplastics class of drugs.  This class is forecast to become an even more important driving force behind the market, which is estimated to be valued at $43 billion in 2005 and $69 billion in 2010. Predominant classes of cytotoxic agents are antimetabolites, alkylating agents, cytotoxic antibiotics, vinca alkaloids, platinum compounds, and taxanes.

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

Cytotoxic agents act primarily on macromolecular synthesis, repair or activity, which affects the production or function of DNA, RNA or protein. For example, our drug candidate Talotrexin is a novel non-classical antifolate or antimetabolite that is a cytotoxic agent for the treatment of solid tumors. Although there are many cytotoxic agents, there is a considerable amount of overlap in their mechanisms of action. As such, the choice of a particular agent or group of agents is generally not a consequence of a prior prediction of antitumor activity by the drug, but instead the result of empirical clinical trials.

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

Scientists are also looking for ways to increase the effectiveness of radiotherapy. Two types of investigational drugs are being studied for their effect on cells exposed to radiation. Radiosensitizers, such as IPdR being developed by us, increase the damage done to tumor cells by radiation; and radioprotectors protect normal tissues from the effects of radiation.

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

In addition to anemia, fatigue, hair-loss, reduction in blood platelets and white and red blood cells, and bone pain, one of the most common side effects of chemotherapy is nausea and vomiting. Several drugs have been developed to help prevent and control chemotherapy-induced nausea and vomiting, which have led to improvements in the management of symptoms associated with this cancer treatment, allowing for greater accuracy and consistency concerning the administration of cancer treatment. Nausea and vomiting induced by chemotherapy is treated by drugs such as 5-HT3 receptor antagonists, like our product candidate Zensana™ (ondansetron oral spray), which are selective blocking agents of the hormone serotonin.

Our Pipeline

Talotrexin (PT-523)

Overview

We hold an exclusive, worldwide license to develop and commercialize Talotrexin, our lead product candidate, pursuant to a December 2002 license agreement with the Dana-Farber Cancer Institute and Ash Stevens, Inc. Talotrexin is a cytotoxic agent that we are developing for the treatment of various solid and hematological cancers. We are currently studying Talotrexin in a Phase I solid tumor clinical trial being conducted at Dana-Farber, Massachusetts General Hospital and Beth-Israel Deaconess Hospital; a multicenter Phase I and II clinical trial in patients with relapsed or refractory non-small cell lung cancer (NSCLC) in several sites in the United States and across Eastern Europe; and an open-label, multicenter Phase I and II study in the treatment of refractory leukemias in the United States.

Product Description

Talotrexin is a novel, non-classical antifolate that was developed at Dana-Farber and the National Cancer Institute as part of a program to identify products with improved efficacy, tolerability and decreased resistance. Antifolates are an important class of cytotoxic or antineoplastic agents (substances that inhibit the growth of tumors) which are antimetabolites, or drugs that are structurally similar to naturally occurring metabolites, but differ enough to interfere with normal metabolic pathways. The drug known as methotrexate is the most commonly used antifolate currently on the market. Antifolates, and methotrexate specifically, have been used clinically for more than 30 years to treat both solid and hematological cancers (such as breast cancer and acute lymphocytic leukemia), as well as inflammatory diseases (such as rheumatoid arthritis). Antifolates in this product class, including methotrexate, are structurally related to folic acid and act as antagonists to this vitamin by inhibiting the enzyme that converts folic acid to its active form. Rapidly dividing cells, such as cancer cells, need folic acid to multiply. The decreased level of folic acid leads to depressed DNA, RNA, and protein synthesis, which in turn leads to cell death.

The combined results of several preclinical studies suggest that Talotrexin has the potential to significantly enhance the treatment of patients with cancer and other autoimmune diseases. Potential advantages of Talotrexin over existing therapies include increased potency, a superior resistance profile and better tolerability.

•
Increased potency: Talotrexin is cytotoxic because it inhibits dihydrofolate reductase, or “DHFR,” an enzyme involved in the biosynthesis of folic acid coenzymes. Talotrexin is more tightly bound to DHFR and enters cells more efficiently through the reduced folate carrier transport system pathway than other antifolates, including methotrexate. These properties of Talotrexin result in its increased potency in the inhibition of tumor cell growth.

•
Superior resistance profile: First generation antifolates, such as methotrexate and Alimta® (pemetrexed; Eli Lilly & Co.), need to be polyglutamated for intracellular retention and effective inhibition of targeted enzymes. Cancer cells are either intrinsically resistant, or develop resistance to treatment. Through rational drug design, Talotrexin does not require polyglutamation for its activity and therefore circumvents drug resistance. In preclinical studies, Talotrexin has demonstrated efficacy against tumor cells that were resistant to other antifolates.

•
Better Tolerability: Classical compounds such as methotrexate are polyglutamated once they enter the cells. This polyglutamation allows the drug to stay in the cell and act on its target more effectively. However, while healthy cells maintain their ability to make polyglutamates, cancer cells lose their ability to form polyglutamates. Consequently, the drug stays in the healthy cells, causing toxicity, but it is not able to exert its effect on cancer cells to kill them. Talotrexin is believed to address this problem by blocking and altering the side chain of the compound. Based on preclinical studies conducted to date, we believe this alteration allows the drug to stay in the cancer cell with tighter binding and act on its target. Preclinical studies, however, often do not reflect subsequent human clinical trial success. Talotrexin may prove to be poorly tolerated or ineffective in human clinical trials.

Clinical Development

In March 2003, we submitted an Investigational New Drug application, or “IND,” with the U.S. Food and Drug Administration to seek approval to commence Phase I clinical trials of Talotrexin for the treatment of cancer in humans. The FDA accepted the IND in May 2003, enabling us to initiate clinical trials in the U.S. In 2003, we received institutional review board approval to begin Phase I clinical studies at the Dana Farber Cancer Institute, Massachusetts General Hospital, and Beth-Israel Deaconess Hospital. Joseph Paul Eder, M.D., Assistant Professor of Medicine at Harvard Medical School and the Clinical Director of the Experimental Therapeutics Program, is the primary investigator for the Phase I clinical study, which commenced in March 2004.

The primary objectives of the study are to: (1) evaluate the safety of a short intravenous infusion of Talotrexin when administered on days 1, 8, and 15 of a 28-day cycle to patients with solid tumors who have failed curative or survival prolonging therapy or for whom no such therapies exist; and (2) establish the maximum tolerated dose and identify the dose limiting toxicities of Talotrexin. The secondary objectives of this study are to determine the pharmacokinetics and to evaluate preliminary efficacy of Talotrexin in patients receiving a short intravenous infusion of Talotrexin. A total of 20-40 patients are expected to be enrolled in this trial with 31 subjects already having received at least one dose of Talotrexin.

In February 2005, an open-label multicenter, multinational Phase I and II study of Talotrexin was commenced in the treatment of relapsed or refractory non-small cell lung cancer or “NSCLC.” The primary objectives of the Phase I portion of this study are to: (1) evaluate the safety of Talotrexin when administered on Days 1 and 8 of a 21-day cycle to NSCLC subjects who have failed curative or survival prolonging therapy or for whom no such therapies exist; and (2) establish the maximum tolerated dose and identify the dose limiting toxicities of Talotrexin. The primary objectives of the Phase II portion of this study are to evaluate the activity of Talotrexin as therapy in subjects with NSCLC who have progressed on or following standard first-line as well as second line therapies, as measured by overall survival. A total of 110 patients are expected to enroll in the Phase I and II clinical trial with 24 subjects receiving at least one dose of Talotrexin. While some treatment options are currently available, we believe that a significant opportunity exists to improve the therapeutic options for patients with the progressive form of this cancer. This study will evaluate the anti-tumor activity of Talotrexin among patients with previously treated non-small cell lung cancer.

In May 2005, we commenced an open-label, multicenter Phase I and II study of Talotrexin in the treatment of refractory leukemias including myelodysplastic syndromes.. The primary objectives of the Phase I portion of this study are to: (1) evaluate the safety of Talotrexin when administered on Days 1 through 5 of a 21-day cycle to refractory leukemia subjects who have failed curative or survival prolonging therapy or for whom no such therapies exist; and (2) establish the maximum tolerated dose and identify the dose limiting toxicities of Talotrexin. The primary objective of the Phase II portion of this study is to evaluate the activity of Talotrexin as therapy in adult lymphoblastic leukemia (“ALL”) patients who relapsed or refractory to frontline and/or salvage therapy as measured by overall response. The secondary objective is to assess the impact of Talotrexin as measured by duration of remission and survival. A total of 75 patients are expected to enroll in the Phase I and II clinical trial with fourteen subjects already having received at least one dose of Talotrexin. While some treatment options are currently available, we believe that a significant opportunity exists to improve the therapeutic options for patients with the progressive form of this cancer.

We also anticipate initiating a Phase II clinical trial in cervical cancer in early 2006. We expect that it will take at least an additional 4-5 years to complete development and obtain FDA approval of Talotrexin, if ever.

Additional Potential Indications for Talotrexin

While Talotrexin continues in clinical development for oncology, we also intend to evaluate its potential in non-oncology indications, such as rheumatoid arthritis, psoriasis, inflammatory bowel disease, and multiple sclerosis. After initial preclinical studies are evaluated in each of the indications, our scientific advisory board, consultants, and management team will evaluate its potential in these indications. We then intend to pursue further clinical testing of Talotrexin in the non-oncology indications that we believe show the most potential.

Competition

Cytotoxic agents such as antifolates have been in use for many years. Originally used as a chemotherapy drug to treat certain kinds of cancer, methotrexate was also found to be beneficial in those with inflammatory arthritis and psoriasis. In cancer, methotrexate has been used in breast, head and neck, lung, acute lymphocytic leukemia, gestational trophoblastic disease, lymphoma, and bone tumors. It is also used to treat rheumatoid arthritis and psoriasis. Trimetrexate is a methotrexate analog originally developed by Pfizer, which was approved in 1993 for the treatment of moderate-to-severe pneumocystis carinii pneumonia for immunocompromised patients. Alimta (pemetrexed), being developed by Eli Lilly and Company, was granted accelerated approval in August 2004 as a single agent to treat locally advanced or metastatic non-small cell lung cancer that is refractory to chemotherapy. Alimta was originally approved by the FDA in February 2004 for use in combination with cisplatin to treat patients with malignant pleural mesothelioma whose disease is unresectable or who are otherwise not candidates for curative surgery. According to Eli Lilly, sales of Alimta were reported to be $463 million in 2005. Possible advantages of Talotrexin versus other compounds include increased targeting to tumor cells, better tolerability and superior resistance profile.

We believe the efficacy and safety profile of Talotrexin will make it an attractive alternative to existing antifolate therapies for oncology and inflammatory diseases. We intend to achieve market share at the expense of existing and established products, as well as future products in the relevant target markets. Some of our competitors include, but are not limited to, Eli Lilly and Company (pemetrexed), Allos Therapeutics (pralatrexate), BioNumerik (MDAM), and BTG (plevitrexed).

Zensana™ (ondansetron oral spray)

Overview

Our second product candidate, Zensana™ (ondansetron oral spray), is a novel delivery system that utilizes the highly-absorptive surfaces of the oral mucosa to deliver ondansetron, widely used to prevent chemotherapy-induced nausea and vomiting, directly into the bloodstream with the potential of achieving therapeutic levels in a shorter period of time than conventional oral dosage forms. We hold an exclusive right to develop and commercialize Zensana™ in the U.S. and Canada pursuant to a license agreement with NovaDel Pharma, Inc.

Product Description

Zensana™ is a novel delivery system that utilizes the vast and highly-absorptive surfaces of the oral mucosa to deliver ondansetron directly into the bloodstream, potentially achieving therapeutic levels in a shorter period of time than conventional oral dosage forms. Ondansetron is a selective blocking agent of the serotonin 5-HT3 receptor type and is widely accepted as the standard of care to prevent chemotherapy-induced nausea and vomiting. Zensana™ may provide increased convenience and efficacy for cancer patients experiencing nausea and vomiting. Drug delivery across the oral mucosa avoids delays associated with tablet dissolution, gastrointestinal transit and absorption of conventional tablet and orally dissolving tablet formulations. Therefore, we expect the proprietary oral spray formulation of ondansetron to more rapidly alleviate nausea and vomiting as compared to current oral formulations of the drug. In addition, small doses of ondansetron are expected to be required since oral spray delivery avoids the “first pass effect” − metabolism and degradation of the active ingredient by the liver - of orally administered ondansetron.

Ondansetron is currently approved in the U.S. by the FDA and is currently being marketed by GlaxoSmithKline under the name Zofran® for the following indications:

(1)	Prevention of nausea and vomiting associated with highly emetogenic (i.e., vomit-inducing) cancer chemotherapy;

(2)	Prevention of nausea and vomiting associated with initial and repeat courses of moderately emetogenic cancer chemotherapy;

(3)	Prevention of nausea and vomiting associated with radiotherapy in patients receiving either total body irradiation, single high-dose fraction to the abdomen, or daily fractions to the abdomen; and

(4)	Prevention of postoperative nausea and/or vomiting.

As with other antiemetics (i.e., agents that prevent or reduce vomiting), routine prophylaxis is not recommended for patients in whom there is little expectation that nausea and/or vomiting will occur postoperatively. In patients where nausea and/or vomiting must be avoided postoperatively, Zofran® Tablets, Zofran® ODT Orally Disintegrating Tablets, and Zofran® Oral Solution are recommended even where the incidence of postoperative nausea and/or vomiting is low.

Clinical and Regulatory Development Plan

Our clinical development strategy for Zensana™ has been focused on identifying a formulation that provides a dose of ondansetron that is equivalent to the approved 8 mg tablet formulations in terms of overall systemic exposure to the active ingredient. In addition, we expect that our development strategy will provide support for potential advantages of the Zensana™ formulation such as time to therapeutic effect or convenience in dispensing and administration.

In the first quarter of 2005, we completed a pilot pharmacokinetic, or “PK,” study with Zensana™ in 9 healthy subjects. This study indicated that Zensana™ had a comparable PK profile to the commercially available 8 mg ondansetron tablet, but with a more rapid time to detectable drug levels. Based on these proof-of-principle results, and other preclinical studies, we held a pre-IND meeting with the FDA in September 2005 to discuss our registrational strategy. At that meeting, we presented our planned clinical program, with specific regard to new drug application (NDA) enabling trials under the 505(b)(2) registration guidelines that we proposed. During this meeting, the FDA indicated that, should we prove PK exposure equivalence between Zensana™ and the approved oral 8mg dose, in terms of both maximum plasma concentration (Cmax) and total exposure as measured by the area under the curve (AUC), within the FDA’s standard 80% to125% range, it would be sufficient for an NDA filing. In addition, the FDA requested that we demonstrate how Zensana™ performs in a multidose setting and what the effects of food and water would have on the PK profile of Zensana™.

Based on the FDA’s guidance, we filed an IND in November 2005, and in December 2005, initiated the first of four pivotal PK trials, all in healthy volunteers: a single dose trial comparing Zensana™ to tablet Zofran® involving 32 healthy volunteers; a multidose or steadystate single arm trial of Zensana™ involving 15 healthy volunteers; a food & water PK study involving 24 healthy volunteers; and a confirmatory single-dose study involving 44 healthy volunteers.

The results of these pivotal PK trials, which we announced in the first quarter of 2006, demonstrated the following:

•	Zensana™ is statistically bioequivalent to the 8 mg tablet of ondansetron and has a safety profile similar to the ondansetron 8 mg tablet;

•	Zensana™ delivered statistically faster absorption as defined by median time to detectible drug levels of ondansetron at 15 minutes versus the tablet at 30 minutes;

•	Zensana™ was well-tolerated by both men and women and has a similar safety profile as the ondansetron 8 mg tablet; and

•	Zensana™ can be conveniently administered in multiple doses.

With these studies complete, we intend to submit an NDA in the second quarter of 2006, following a meeting with the FDA. We intend that this NDA will be based on demonstration of the bioequivalence of Zensana™ to already approved oral ondansetron under Section 505(b)(2) of the Food, Drug and Cosmetic Act (the “FDCA”). Section 505(b)(2) of the FDCA permits the FDA, in its review of an NDA, to rely on a previous FDA finding of safety and efficacy for a related drug. The 505(b)(2) approval pathway is distinguished from the Abbreviated New Drug Application (ANDA) or generics route by the requirement that drug products approved under this section must have significant difference relative to the reference approved product. The additional information in the 505(b)(2) applications can be provided by literature or reference to past FDA findings of safety and effectiveness for approved drugs, or it can be based upon studies conducted by or for the applicant to which it has obtained a right of reference. The majority of 505(b)(2) applications are filed for new formulations of drugs which are widely used, like ondansetron, so there is an understanding on the part of the FDA, as well as the medical community on their pharmacokinetics, safety and efficacy.

Assuming approval of our planned NDA by the FDA, we expect to commercially launch Zensana™ in 2007, following the expiration of certain patents related to ondansetron.

Market and Competition

According to the National Cancer Institute over 500,000 Americans received chemotherapy in 2004, and the majority of these patients received an anti-emetic such as ondansetron. Nausea and vomiting are the leading concerns of patients undergoing chemotherapy. Annual U.S. sales for ondansetron were approximately $1.0 billion, representing a 66% market share among the four approved 5-HT3 products in 2004.

Since the introduction of Zofran® (ondansetron), the 5-HT3 class of treatment has grown significantly, with the introduction of three other U.S. marketed antiemetics (i.e. products that prevent vomiting and nausea) − Kytril (granisetron), Anzemet (dolasetron) and most recently, Aloxi (palonosetron). The two formulations most commonly prescribed for chemo-induced nausea and vomiting are the tablet and IV forms. Emend (aprepitant), an NK1 inhibitor, is the only FDA-approved agent for the prevention of delayed nausea and vomiting associated with highly emetogenic chemotherapy.

In addition to the currently branded antiemetics, there will be generic versions of ondansetron after the patent for Zofran® expires in December 2006. Manufacturers have submitted abbreviated new drug applications for the three formulations of ondansetron. After the launch of the generic versions, each of them will have 180 day exclusivity for the sale of their respectively approved formulation.

IPdR: Product Description

Overview

Our third product candidate, IPdR, is a radiation therapy sensitizer that we are developing for use in the treatment of certain types of brain cancers. When used in conjunction with radiation therapy, a sensitizer potentially makes the tumor area more likely to be damaged by the radiation. We hold an exclusive, worldwide license to develop and commercialize IPdR pursuant to a license agreement with Yale University and the State University of New York.

Product Description

Radiotherapy, also called radiation therapy, is the treatment of cancer and other diseases with ionizing radiation. Ionizing radiation deposits energy that injures or destroys cells in the area being treated − the target tissue − by damaging their genetic material, making it impossible for these cells to continue to grow. Although radiation damages both cancer cells and normal cells, the latter are able to repair themselves and function properly. Radiotherapy may be used to treat localized solid tumors, such as cancers of the skin, tongue, larynx, brain, breast, or uterine cervix. It can also be used to treat leukemia and lymphoma (cancers of the blood-forming cells and lymphatic system, respectively).

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

In September 2005, we initiated a Phase I clinical trial in colorectal, gastric, pancreatic and liver cancers. The objectives of this clinical trial are to establish the safety, dose and preliminary efficacy of IPdR in combination with radiation therapy. After the completion of this study, we expect to begin a Phase II study for malignant gliomas. After the completion of that study and meeting with the FDA, we anticipate initiating several additional Phase II and III studies. We envision these studies being done for primary brain tumor and for the treatment of brain metastases. Upon completion of these studies, and having a pre-NDA meeting with the FDA, we hope to use data from these studies to file a NDA. We estimate NDA approval and market launch in 2009. Also, development timelines may potentially be shorter through FDA “Fast Track” review due to the likelihood of orphan drug designation, high unmet medical need, and high rate of disease progression.

Competition

Chemoradiotherapy (external irradiation combined with concurrent chemotherapy) using fluorouracil (FU) and more recently 5FU prodrug Xeloda® (capecitabine; Roche) has been in use since the 1960s in radical and adjuvant treatment programs. Also, FU can be considered one of the first “targeted” molecules in the oncologist’s armamentarium; its activity is based on the observations that uracil is preferentially used by cancer cells and that a fluorinated analog of this base might selectively alter cancer cell metabolism. IPdR is active downstream from the 5FU biological pathway. In 2002, 2 million patients were treated worldwide with FU, and a large percentage also received FU-based chemoradiotherapy, providing a basis for the oncologic management of many patients. Overall, FU chemoradiotherapy maximizes local control and, for some tumor sites, improves survival rates; moreover, it results in improved organ preservation with excellent functional outcome in several anatomic sites.

In addition, there are two late stage radiation sensitizers in clinical development: Efaproxyn (RSR13) and Xcytrin (motexafin gadolinium). RSR13, being developed by Allos, is a synthetic small molecule that enhances the diffusion of oxygen to hypoxic tumor tissues from hemoglobin. A Phase III study, known as ENRICH (Enhancing Whole Brain Radiation Therapy in Patients with Breast Cancer and Hypoxic Brain Metastases), is designed to compare the effect of whole brain radiation therapy with supplemental oxygen with or without Efaproxyn in women with brain metastases originating from breast cancer. Xcytrin, being developed by Pharmacyclics, is an anti-cancer agent with a novel mechanism of action that is designed to selectively concentrate in tumor and induce cancer cell death. Xcytrin has been granted Fast-Track status by the FDA for the treatment of brain metastases (cancer that has spread to the brain from another part of the body) in non-small cell lung cancer (NSCLC) patients. Xcytrin is currently being evaluated in a randomized Phase III clinical trial (the SMART trial) designed to compare the effects of whole brain radiation therapy alone to whole brain radiation therapy plus Xcytrin for the treatment of brain metastases in patients suffering from NSCLC.

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

Drug Approval Process. None of our drugs may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies, and formulation studies,

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin,

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication,

•	submission to the FDA of an NDA,

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or “cGMPs,” and

•	FDA review and approval of the NDA.

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

Since the inception of Hana Biosciences, Inc. in December 2002, our efforts and resources have been focused primarily on acquiring and developing our biopharmaceutical technologies, raising capital and recruiting personnel. We completed four financings of $32.4 million, before applicable fees, and secured research grants totaling approximately $12 million. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007 or 2008. Currently, a large portion of the development expenses relating to our lead product candidate, Talotrexin, are being funded by grants. Once the development covered by the grants is complete, we expect that our research and development expenses will increase significantly. In addition, as we initiate development of IPdR and commercialization of Zensana™ (ondansetron oral spray), our second and third product candidates, our research and development and sales and marketing expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

License Agreements

Talotrexin. Our rights to Talotrexin are governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses, to the intellectual property rights and know-how relating to Talotrexin and all of its uses. Patents related to this technology and covered by the license include: (i) a composition of matter patent, (ii) a utility application, and (iii) provisional use patents for multiple indications. The technology licensed to us includes one United States patent issued in 1988 and one pending patent application filed in April 2003.

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

The license agreement includes certain other covenants, which require us to, among other things, maintain and prosecute patents related to Talotrexin; use our commercially reasonable efforts to bring the licensed product to market as soon as reasonably practicable; and prepare and provide to the licensors certain reports concerning our development and commercialization efforts. In the event we fail to carry out our responsibilities under the license agreement, the licensors may terminate the license. The license agreement may also be terminated in the event we fail to make a scheduled milestone or royalty payment, we otherwise materially breach the license agreement, or if we become involved in a bankruptcy, insolvency or similar proceeding, provided that we are entitled to notice of such intention to terminate and an opportunity to cure.

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

Zensana™ (ondansetron oral spray). Pursuant to the terms of an October 2004 license agreement with NovaDel Pharma, Inc., we hold a royalty-bearing, exclusive right and license to develop and commercialize within the United States and Canada NovaDel’s lingual spray version of ondansetron. The technology licensed to us under the license agreement currently covers one United States issued patent. In connection with the development of the licensed product, NovaDel has agreed to perform or cause to be performed certain development activities on behalf and at the expense of the Company.

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

The license agreement expires on the later of (i) the expiration date of the last to expire patent covered by the license (currently March 2022) or (ii) October 2024, 20 years from the effective date of the license agreement. The license agreement also provides that NovaDel may terminate the agreement upon notice prior to the expiration of its term in the event the Company becomes insolvent or defaults in its payment obligations, and either party may terminate the agreement after giving notice and an opportunity to cure in the event the other party commits a material breach.

Employees

We currently employ 16 persons, all of whom are based at our South San Francisco office. We believe the relationships with our employees are satisfactory.

ITEM 1A. RISK FACTORS

An investment in our common stock is very risky. You may lose the entire amount of your investment. Prior to making an investment decision, you should carefully review this entire prospectus and consider the following risk factors:

Risks Related to Our Business

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until we receive approval for our product candidates from the FDA or other regulatory authorities, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants. We will need additional financing in addition to such funds, which may not be available on favorable terms, if at all. We may, however, choose to raise additional capital before 2007 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. There can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development activities. In addition, we could be forced to delay or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2005, we had a net loss of $10 million, and since our inception in December 2002 through December 31, 2005, we have an accumulated deficit of $18.1 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.

Our current “burn rate” − i.e., the amount of cash we spend to fund our operations − is approximately $1.1 million per month. We expect our burn rate to increase substantially in the foreseeable future as we

•	continue to undertake pre-clinical development and clinical trials for our current and any new product candidates;

•	seek regulatory approvals for our product candidates;

•	implement additional internal systems and infrastructure;

•	seek to acquire additional technologies to develop; and

•	hire additional personnel.

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

We are a development-stage company that was founded in December 2002. We only have three product candidates, two of which − IPdR and Zensana™ (ondansetron oral spray) − we acquired in 2004. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to undertake clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

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

We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Historically, only approximately 11 percent of all drug candidates that start clinical trials are eventually approved for sale. After clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

• delay commercialization of, and our ability to derive product revenues from, our product candidates;

• impose costly procedures on us; and

• diminish any competitive advantages that we may otherwise enjoy.

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

Some of product candidates are in early stages of clinical trials, which are very expensive, time-consuming and difficult to design. We cannot predict with any certainty that we will ever receive regulatory approval to sell our product candidates.

Talotrexin and IPdR are in early stages of development and require extensive clinical testing. In 2003, the FDA accepted our Investigational New Drug application, or “IND,” for Talotrexin and in March 2004 we initiated a Phase I clinical trial at Dana-Farber Cancer Institute, Massachusetts General Hospital and Beth-Israel Deaconess Hospital. We have also recently completed an open-label multicenter, multinational Phase I and II study of Talotrexin in the treatment of relapsed or refractory non-small cell lung cancer (NSCLC) and in June 2005, commenced an open-label multicenter Phase I and II study of Talotrexin in the treatment of refractory leukemia. We only commenced an initial Phase I in IPdR in September 2005.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Further, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols.

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

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	pharmacological benefit and cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers;

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	the price at which we sell our products.

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. For example, our current Phase I trial for Talotrexin is being conducted by Dana-Farber Cancer Institute, Massachusetts General Hospital and Beth-Israel Deaconess Hospital. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

•
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

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
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

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. In particular, assuming we obtain approval for Talotrexin, we will compete with existing antifolate therapies currently being sold by Pfizer (trimetrexate), Eli Lilly & Co. (pemetrexed) and Novartis (edatrexate). Although there are no approved radiation sensitizers currently on the market, there are several product candidates in development that will compete with IPdR and which are significantly further in development. For example, Allos Therapeutics and Pharmacyclics each have a radiation sensitizer in Phase III development. Zensana™  (ondansetron oral spray) will compete with the currently available oral form of the drug, which is currently being manufactured and sold by GlaxoSmithKline under the name Zofran®. These or other future competing products and product candidates may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies that currently sell both generic and proprietary compounds for the treatment of cancer include, among others, Pfizer (trimetrexate), Eli Lilly & Company (pemetrexed), Novartis (edatrexate), and Allos (PDX). Alternative technologies are being developed to treat cancer and immunological disease, several of which are in advanced clinical trials. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

To date, through our license agreements for Talotrexin, IPdR and Zensana™  (ondansetron oral spray), we hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications. We also have patent applications pending in several foreign jurisdictions. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

To date, we have not received any threats, claims or other notices from third parties alleging that our products or methods infringe their rights. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, however, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our product candidates;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Our license agreements relating to our product candidates may be terminated in the event we commit a material breach, the result of which would significantly harm our business prospects.

Our license agreements relating to Talotrexin, IPdR and Zensana™  (ondansetron oral spray) are subject to termination by our licensors in the event we materially breach those agreements. With respect to the Talotrexin license, our licensor may terminate the agreement, after giving us notice and an opportunity to cure, if we commit a material breach, including failing to make a scheduled milestone or other payment when due. The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding. Our license agreements for IPdR and Zensana™ contain similar provisions. In the event these license agreements are terminated, we will lose all of our rights to develop and commercialize the applicable product candidate covered by such license, which would significantly harm our business and future prospects.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payers.

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

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we expect that in the next 12 months we will hire an additional three employees, consisting of one person in an administrative function and two employees focused on research and development. We expect that the total cost of these additional employees will approximate $325,000 per year. We believe our current facilities are sufficient for such increase in headcount, but additional employees may place a strain on our management by having to address additional administrative needs. If we are unable to manage our growth effectively, our ability to manage the business may be harmed. In addition, we are also actively pursuing additional product candidates to acquire for development. Acquiring these additional products, if any, could significantly increase our capital requirements and place further administrative strain on our existing personnel, which may delay or otherwise adversely affect the development of our existing product candidates if our employees are unable to devote sufficient time to developing those products. Alternatively, we may be required to hire even more employees, further increasing the size of our organization and related expenses. If we are unable to manage this growth successfully, we may not efficiently use our resources, which may delay the development of our product candidates.

We rely on key executive officers and their experience and knowledge of our business would be difficult to replace in the event any of them left our company.

We are highly dependent on Mark J. Ahn, Ph.D., our president and chief executive officer, Fred Vitale, our vice president and chief business officer, Gregory Berk, our senior vice president and chief medical officer and John Iparraguirre, our vice president and chief financial officer. Dr. Ahn’s, Mr. Vitale’s and Dr. Berk’s employment with us are governed by a written employment agreements. Dr. Ahn’s and Mr. Vitale’s employment agreements provide for a term that expire in November 2008. Dr. Berk’s employment term under his agreement expires in November 2007. Mr. Iparraguirre does not have a written employment agreement with us. Dr. Ahn, Mr. Vitale, Dr. Berk and Mr. Iparraguirre may terminate their employment with us at any time, however, subject to certain non-compete and non-solicitation covenants. We are not aware that Dr. Ahn, Mr. Vitale, Dr. Berk and Mr. Iparraguirre have any plans to leave our company. We do not have “key person” life insurance policies for any of our officers and key employees. The loss of the technical knowledge and management and industry expertise that would resulting the event Dr. Ahn left our company could result in delays in the development of our product candidates and diversion of management resources. The loss of Mr. Vitale could impair our ability to expand our product development pipeline, which may harm our business prospects. The loss of Dr. Berk could impair our ability initiate new, and sustain existing, clinical trials. The loss of Mr. Iparraguirre could impair our ability to obtain additional financing.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. In particular, over the next 12 months we plan to hire nine additional employees, consisting of one employee in an administrative function, five employees focused on research and development and three employees focused on sales and marketing. We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $900,000. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the San Francisco Bay Area, is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We currently do not carry product liability insurance but instead maintain a $5 million clinical trial insurance policy for the ongoing Phase I and Phase I/II trials of Talotrexin. Although we intend to obtain clinical trial insurance prior to the commencement of any clinical trials for IPdR and Zensana™ (ondansetron oral spray), we, or any collaborators, may not be able to obtain insurance at a reasonable cost, if at all. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Our Securities

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

Since the completion of the EMLR-Hana Biosciences merger transaction in July 2004 through December 31, 2005, the market price of our common stock has ranged from a high of $15.00 per share to a low of $1.25 per share, as adjusted to reflect the 1-for-12 combination effected in connection with our September 30, 2004 reincorporation. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our executive offices are located at 400 Oyster Point Blvd., Suite 215, South San Francisco, California 94080. We currently occupy this space, which consists of 5,942 square feet of office space, pursuant to a written lease agreement under which we pay rent of approximately $10,400 per month. Our lease currently expires on December 31, 2006. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2005, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock traded on the on the OTC Bulletin Board under the symbol “EMLR.OB” until October 1, 2004. From October 1, 2004 until September 21, 2005, our common stock traded on the OTC Bulletin Board under the symbol “HNAB.OB.” Since September 22, 2005, our common stock has traded on the American Stock Exchange under the symbol “HBX.” The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board and American Stock Exchange, as applicable, during each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. These quotations have been adjusted to reflect the 1-for-12 combination effected in connection with our reincorporation on September 30, 2004. The prices for the periods prior to June 2004 reflect the prices applicable to the common stock of EMLR, which we acquired in a reverse merger transaction on July 22, 2004.

	Price Range
Quarter Ended	High	Low

March 31, 2004	$10.80	$5.40
June 30, 2004	20.40	7.80
September 30, 2004	13.80	7.20
December 31, 2004	7.40	5.25
March 31, 2005	5.90	1.50
June 30, 2005	2.50	1.25
September 30, 2005	5.25	1.60
December 31, 2005	6.32	3.76

Record Holders

As of March 8, 2006, we had approximately 239 holders of record of our common stock. In addition, we had approximately 990 “street name” holders.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides additional information on the Company’s equity based compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a) (c)

Equity compensation plans approved by stockholders	--	$--	--
Equity compensation plans not approved by stockholders-outside any plan(1)	960,094	0.23	n/a
Equity compensation plans not approved by stockholders-2003 Plan(2)	563,289	0.86	295,704
Equity compensation plans not approved by stockholders-2004 Plan(2)	929,504	1.89	1,565,496
__________________

(1)
Represent shares of common stock issuable outside of any stock option plan. The numbers of shares and exercise price have been adjusted to give effect to the mergers and reincorporation effected in 2004.

(2)
Represent shares issued under the Company’s 2003 and 2004 Stock Option Plan. During 2004 the Company’s Board of Directors adopted the 2004 Plan and all future issuances of securities will be made under the 2004 Plan. See also Note 4 of the Company’s audited financial statements as of and for the year ended December 31, 2005 included in this Annual Report.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock during the fiscal year 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from the audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

The following table sets forth selected financial data for our company as of and for the three fiscal years ended December 31, 2005 and the period from December 6, 2002 (date of inception) to December 31, 2002.

	As of and for the years ended December 31,
	2005	2004	2003	2002(1)
Income statement data:
Other Income (Expense)	$166,043	$25,393	$(12,879)	$--
Net Loss	$(10,042,963)	$(7,329,832)	$(551,856)	$(144,470)
Net Loss Per Share, Basic and Diluted	$(0.57)	$(0.80)	$(0.10)	$(0.03)
Balance sheet data:
Total Assets	$17,726,199	$7,377,153	$162,188	$--
Long-term Debt	$--	$--	$797,811	$30,957
Total Equity (Deficiency)	$16,189,573	$6,212,294	$(635,623)	$(144,470)

(1) Amounts in the column represent the period from December 6, 2002 (date of inception) to December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Hana Biosciences is a South San Francisco, CA based development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since the inception of Hana Biosciences, Inc. in December 2002, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We currently have three product candidates in early-stage development − Talotrexin (PT-523), for the treatment of a variety of solid tumor cancers and hematological malignancies; IPdR, being developed primarily for the treatment of brain cancers; and Zensana™ (Ondansetron oral spray), which is being developed to alleviate chemotherapy-induced nausea and vomiting. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates. Our objective is to be a leading oncology company. Our business model focuses on leveraging our experienced biopharmaceutical management team to advance our unique product candidates through translational research for timely transfer from the lab to clinical trials. We believe risk is mitigated by targeting multiple technologies with well-validated mechanisms of action and strong intellectual property rights to set the platform for accelerated growth.

We currently have three products in development:

•
Talotrexin (PT-523), our lead product candidate, is an antifolate, cytotoxic agent (i.e., substance harmful to the structure and function of cells) being evaluated for the treatment of solid tumors and hematological malignancies, including NSCLC (non-small cell lung cancer), ALL (acute lymphocytic leukemia), cervical, and ovarian cancers. Compared to currently available antifolates such as methotrexate or pemetrexed (Alimta®; Eli Lilly) in preclinical studies, Talotrexin enters into cells up to 10-times more efficiently, overcomes resistance by remaining active in tumors by not requiring polyglutamation, and binds more tightly to its anti-tumor target DHFR, which we believe will enhance its efficacy. Talotrexin is currently being studied in a Phase I trial in solid tumors, a Phase I/II trial in non-small cell lung cancer, and a Phase I/II trial in ALL. Hana intends to initiate additional Phase II trials in cervical and ovarian cancers.

•
Zensana™ (Ondansetron Oral Spray) is a delivery system that uses the vast and highly-absorptive surfaces of the oral mucosa to deliver ondansetron (Zofran®;GlaxoSmithkline) directly into the blood stream to prevent chemotherapy, radiation and post-operative induced nausea and vomiting. Taking pills for patients experiencing nausea and vomiting can be problematic. Drug delivery via oral mucosa avoids degradation in the GI tract and metabolism by liver enzymes − the so-called first-pass effect. Potential patient benefits include a faster onset of action, improved safety profile, and enhanced patient compliance. Zensana™ is being developed as a 505(b)(2) registration and targets a 2007 launch.

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

Since the inception of Hana Biosciences, Inc. in December 2002, our efforts and resources have been focused primarily on acquiring and developing our biopharmaceutical technologies, raising capital and recruiting personnel. We completed four financings since inception with total gross proceeds of $32.4 million, before selling commissions and related offering expenses. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007, when we expect to commercially launch Zensana™ (ondansetron oral spray). In addition, as we continue the development of IPdR, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution, business development and organizational affairs and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including general legal activities.

Our results include non-cash compensation expense as a result of the issuance of stock and certain stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. Through December 31, 2005, we have accounted for stock-based employee compensation arrangements in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” However, as a result of amendments to SFAS 123, the Company will be required to expense the fair value of all employees stock options over the service period beginning with its fiscal quarter ending March 31, 2006. Compensation for options granted to consultants has been determined in accordance with SFAS 123 as the fair value of the equity instruments issued. APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS 123. We currently have no outstanding milestone-based options. The intrinsic value has been recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

General and administrative expenses. For the year ended December 31, 2005, general and administrative (“G&A”) expense was $3.8 million, as compared to $2.8 million for the year ended December 31, 2004. The increase of $1 million is due primarily to an increase in salaries and other employee benefits of approximately $250,000 which resulted from us realizing full-year salary expense of four fulltime employees at December 31, 2005. For the year ended December 31, 2005, we also incurred an increase of approximately $126,000 associated with professional fees and insurance. This increase is mostly attributed to higher accounting expenses as well as an increase in director and officer insurance when compared to the corresponding period of the previous year. In addition, we incurred an increase in expenses of approximately $67,000 relating to the listing of our securities on the American Stock Exchange. For the year ended December 31, 2005, our stock-based compensation expense included in G&A for options issued to employees increased by approximately $309,000. Another contributing factor to the additional overall expense was an increase of approximately $178,000 in stock-based expense relating to common stock earned by our investor relations firm. These increased expenses for the year ended December 31, 2005 were partially offset by a decrease in expenses of approximately $68,000 relating to the fair value of options granted to non employees for services rendered.

Research and development expenses. For the year ended December 31, 2005, research and development (“R&D”) expense was $6.4 million, as compared to $4.5 million for the year ended December 31, 2004. The increase of $1.9 million is due primarily to an increase in the physical manufacturing of drug compounds, payments to our contract research organization, and legal expenses associated with our continued patent protection of approximately $1.4 million. Another contributing factor to the additional overall expense was an increase in salaries and other employee benefits of approximately $919,000 which resulted from increasing our full-time employees from six at December 31, 2004, to ten full-time employees devoted to R&D at December 31, 2005. For the year ended December 31, 2005, our stock-based compensation expense included in R&D for options issued to employees increased by approximately $155,000. In addition, for the year ended December 31, 2005, we experienced a decrease of approximately $291,000 relating to the fair value of option grants to non employees for services rendered. Another decrease for the year ended December 31, 2005 was attributable to two expenses relating to our October 2004 license agreement with NovaDel Pharma. As a result of that license agreement, we recognized an expense of $500,000 for the year ended December 31, 2004 related to the issuance of common stock to NovaDel in partial consideration for the license agreement. In addition, pursuant to the terms of the NovaDel license agreement, in exchange for $1.0 million, we purchased 400,000 shares of the NovaDel’s common stock at a per share price of $2.50, a premium of $0.91 per share or $364,000 over the then market value of our common stock, which was expensed as part of the license fee in the year ended December 31, 2004. For the year ended December 31, 2005, we also recognized an increase of $325,000 relating to milestones achieved as part of our on going clinical progression. Other increases for the year ended December 31, 2005, when compared to the previous year, is an increase in travel expense of approximately $139,000. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that we will need funds of approximately $12.5 million in order to fund our research and development activities.

Interest income (expense), net. For the year ended December 31, 2005, net interest income was $185,620 as compared to net interest income of $26,040 for the year ended December 31, 2004. The increase of $159,580 resulted from our increased cash balance deposited in interest earning money market accounts as well as our repayment of all notes payable during the latter half of 2004 resulting in lower interest expense in 2005.

Other expense, net. For the year ended December 31, 2005, net other expense was $19,577 as compared to net other expense of $647 for the corresponding period of the previous year. The increase is attributed to our miscellaneous minimum state incorporation taxes present in the current year.

Net loss. Net loss for the year ended December 31, 2005 was $10.0 million as compared to $7.3 million for the year ended December 31, 2004. This increase in net loss is attributable primarily to an increase in general and administrative expenses of $984,504 and an increase in research and development expenses of $1.9 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

General and administrative expenses. For the year ended December 31, 2004, G&A expense was $2.8 million, as compared to $229,601 for the year ended December 31, 2003. The increase of $2.6 million is due primarily to an increase in payroll expenses of approximately $826,000 and an increase in employee benefits expense of approximately $82,000. This increase is a result of our increase in headcount from two full-time employees at December 31, 2003 to four full-time employees at December 31, 2004 in the general and administrative department. Another factor contributing to the overall increase in general and administrative expenses in 2004 was an increase in rent and utilities expense of approximately $140,000. This increase was a result of relocating our corporate headquarters from New York to California and the corresponding leasing of new facilities with rent expense totaling approximately $10,000 per month. For the year ended December 31, 2004, we recognized an increase in professional fees and travel expense of approximately $700,000 and $213,000, respectively, when compared to the year ended December 31, 2003. The increase in professional fees primarily relates to legal and accounting expenses incurred for the July 2004 merger and the resulting public reporting under federal securities laws. Another contributing factor to the increase in professional fees was the newly hired investor relations firm. The increase in travel expense for the year ended December 31, 2004 relates to executive travel in connection with investor meetings. Other increases for the year ended December 31, 2004 when compared to the corresponding period of the previous year are an increase in depreciation of $16,000 and an increase in director and officer insurance of $49,000. For the year ended December 31, 2004, we also incurred stock-based compensation expense included in G&A for options issued to employees totaling approximately $263,000, no corresponding expense existed for the year ended December 31, 2003. In addition, for the year ended December 31, 2004 we incurred stock-based compensation expense of approximately $169,000 relating to common stock to be issued in 2005, no corresponding expense existed for the year ended December 31, 2003.

Research and development expenses. For the year ended December 31, 2004, R&D expense was $4.5 million as compared to $309,376 for the year ended December 31, 2003. The increase of $4.2 million is due primarily to an increase in salaries of $775,000 which resulted from increasing our full-time R&D employees from none at December 31, 2004 to nine full-time employees devoted to R&D at December 31, 2004. For the year ended December 31, 2004, we incurred an expense of $200,000 associated with milestone payments related to advancements in Talotrexin and IPdR. No such expense existed for the year ended December 31, 2003. For the year ended December 31, 2004, we also recognized an expense of $500,000 related to the issuance of common stock to NovaDel, Inc. in partial consideration for our October 2004 license agreement with NovaDel. In addition, pursuant to the terms of the NovaDel license agreement, we purchased 400,000 shares of the NovaDel’s common stock at a per share price of $2.50, a premium of $0.91 per share or $364,000 over the then market value of our common stock. This $364,000 was expensed as part of the license fee in the year ended December 31, 2004. We also recognized an increase in professional outside services of $1,683,000. This increase relates to the continuing development of our three lead compounds (Talotrexin, IPdR and Zensana™ (Ondansetron Oral Spray)) and includes costs incurred for the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection. Other increases for fiscal year 2004 compared to fiscal year 2003 include an increase in clinical trial insurance of $24,000 and an increase in travel expense of $101,000. For the year ended December 31, 2004, we also incurred stock-based compensation expense included in R&D for options issued to employees totaling approximately $113,000, no corresponding expense existed for the year ended December 31, 2003. In addition, for the year ended December 31, 2004 we incurred stock-based compensation expense of approximately $81,000 relating to common stock to be issued in 2005. No corresponding expense existed for the year ended December 31, 2003. For the year ended December 31, 2004 we incurred expense of approximately $302,000 relating to the fair value option grants to non employees for services rendered for the year ended December 31, 2004. No such expense was present in the corresponding period of 2003.

Interest income (expense), net. For the year ended December 31, 2004, net interest income was $26,040 as compared to net interest expense of $12,879 for the year ended December 31, 2003. The increase of $38,919 resulted from our increased cash balance deposited in interest earning money market accounts as well as our repayment of all notes payable during the current year.

Other expense, net. For the year ended December 31, 2004, net other expense was $647 as compared to zero for the corresponding period of 2003. The increase is attributed to our miscellaneous minimum state tax payments offset by dividend income received from a cash account not present in 2003.

Net loss. Net loss for the year ended December 31, 2004 was $7.3 million as compared to $551,856 for the year ended December 31, 2003. This increase in net loss is attributable primarily to an increase in research and development expenses of $4.2 million and an increase in general and administrative expenses of $2.6 million.

Liquidity and Capital Resources

From inception to December 31, 2005, we have incurred an aggregate net loss of $18.1 million, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through December 31, 2005, we had a net increase in cash and cash equivalents of $17.1 million. This increase primarily resulted from net cash provided by financing activities of $31.5 million, substantially all of which was derived from our four private placements which netted proceeds of $30.8 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $13.6 million and net cash used in investing activities of $784,482 for the cumulative period from inception to December 31, 2005. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2005, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our three product candidates, we estimate that we will have sufficient cash on hand to fund clinical development through 2006 and into 2007. We may, however, choose to raise additional capital before 2007 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

Financings. In February 2004, we raised gross proceeds of approximately $4.7 million through the sale of 2,802,989 shares of our common stock. In connection with this offering, we paid commissions and other offering related expenses consisting of $341,979 in cash and issued a 5-year warrant to purchase 277,331 shares of our common stock to Paramount BioCapital, Inc., for their services as placement agent.

Immediately prior to the EMLR−Hana Biosciences merger in July 2004 (see Note 2), we raised gross proceeds of $8 million through the sale of 2,395,210 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at the holder’s election into 1.410068 common shares. On January 18, 2005 the effective date of the registration statement covering the resale of the common shares issuable upon conversion of the Series A Preferred Stock, the Series A Preferred Stock automatically converted into 3,377,409 shares of common shares.

During April 2005, we completed a private placement of 3,916,082 shares of our common stock at a price of $1.28 per share resulting in gross proceeds of approximately $5.0 million. In connection with the private placement, we issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share. Included in the amounts issued to placement agents were 58,593 warrants issued to Paramount BioCapital, Inc., a related party. As of December 31, 2005, warrants to purchase 337,621 had been exercised, which resulted in gross proceeds to us totaling $530,064, and there remained outstanding warrants to purchase an aggregate of 1,188,008 shares. The terms of the investor warrants provide that we may, at our option, redeem the warrants after such time that the average closing price of our common stock exceeded $3.14 per share for a 30-day period, which condition was satisfied in August 2005. Accordingly, we may redeem the warrants, at a redemption price of $.01 per warrant share, at any time upon 30 days’ prior written notice to the warrant holders. The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, we paid an aggregate of approximately $321,000 in commissions to placement agents. Included in the amounts paid to placement agents was $52,500 in commissions paid to Paramount BioCapital, Inc., a related party. We also incurred approximately $14,000 of legal expenses for the private placement.

On October 19, 2005, we completed a private placement of 3,686,716 shares of its common stock. Of the total number of shares sold, 3,556,000 shares were sold at a price of $4.00 per share and 130,716 shares were sold to executive officers and affiliates of a director of our company at a price of $4.59 per share, which resulted in total gross proceeds to us of approximately $14.8 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 737,343 shares at an exercise price of $5.80 per share. In connection with the private placement, we paid an aggregate of approximately $1 million in commissions to placement agents and issued 5-year warrants to purchase an aggregate of 253,306 shares at an exercise price of $5.80 per share. We also incurred approximately $77,500 of legal and other expenses paid to placement agents.

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that we will need approximately $12.5 million in order to fund our research and development activities, including amounts for milestone payments that we expect to be triggered under the license agreements relating to our product candidates. The remaining amount is devoted to salaries associated with those individuals in the research and development department as well as and the manufacturing and clinical trial costs for our three product candidates. Given the current and desired pace of clinical development of our three product candidates, we estimate that we will have sufficient cash on hand to fund clinical development through 2006 and into 2007. We may, however, choose to raise additional capital before 2007 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

Research and Development Projects

Talotrexin. In 2003, we submitted an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to commence a Phase I clinical trial of Talotrexin for the treatment of cancer. This Phase I trial, which commenced in April 2004, will involve an estimated 25-45 patients, to date 26 subjects have received doses of Talotrexin. The primary purposes for this study are to evaluate the safety of Talotrexin when administered intravenously to patients with solid tumors and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities.

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

Talotrexin has received clinical development grants from the National Cancer Institute. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under the terms of these grants, all amounts are disbursed directly to the institutions conducting the studies. None of the funds are disbursed to Hana Biosciences and we have no obligation to repay such funds. Through December 31, 2005, we have incurred $ 2.6 million of costs related to our development of Talotrexin, of which $272,205 and $1.0 million was incurred in fiscal 2003 and 2004, respectively. For the year ended December 31, 2005, we incurred $1.3 million in the development of Talotrexin. We currently anticipate that we will need to expend an aggregate of approximately $70 million until we receive FDA approval for Talotrexin, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development we expect that it will take an additional 4-5 years before we complete development and obtain FDA approval of Talotrexin, if ever.

We believe we currently have sufficient capital to fund development activities of Talotrexin through 2006 and into 2007. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2007. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to Talotrexin or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

Zensana™ (Ondansetron Oral Spray). In October 2004, we acquired the exclusive license rights to develop and commercialize Zensana™ (ondansetron oral spray), in the United States and Canada. As initial consideration for that license, we purchased 400,000 shares of common stock of NovaDel Pharma, Inc., our licensor, for an aggregate price of $1 million, and we issued to NovaDel 73,121 shares of our common stock. . Since acquiring our rights to Zensana™, through December 31, 2005, we have incurred $924,925 of project costs related to our development of which the entire amount was incurred in fiscal 2005. Currently, we anticipate that we will need to expend an aggregate of approximately $8 million until we receive FDA approval for Zensana™, should we opt to continue development. Should we choose to continue, we expect that it will take an additional year until we will have completed development and obtained FDA approval of Zensana™, if ever.

We believe we currently have sufficient capital to fund our development activities of Zensana™ through 2006 and into 2007. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2007. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to Zensana™ or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

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

IPdR has received clinical development grants from the National Cancer Institute. These grants cover the predominant cost of pre-clinical efficacy and safety testing, clinical manufacturing, and Phase I clinical program. Under our license agreement the Company was obligated to reimburse other parties approximately $15,000 for past patent expenses. Since acquiring our rights to IPdR, through December 31, 2005, we have incurred $1.5 million of project costs related to our development of IPdR, of which $656,251 was incurred in fiscal 2004. Currently, we anticipate that we will need to expend an aggregate of approximately $50 million until we receive FDA approval for IPdR, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 5 or 6 years until we will have completed development and obtained FDA approval of IPdR, if ever.

We believe we currently have sufficient capital to fund our development activities of IPdR through 2006 and into 2007. Since our business does not generate any cash flow, however, we will need to raise additional capital to continue development of the product beyond 2007. We expect to raise such additional capital by either borrowing money or by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to IPdR or abandon our development efforts altogether, either of which would have a material adverse effect on the prospects of our business. Further, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors other than available financing, including unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in each clinical trial.

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

Zensana™ License. Our rights to Zensana™ are subject to the terms of an October 2004 license agreement with NovaDel Pharma, Inc. The license agreement grants us a royalty-bearing, exclusive right and license to develop and commercialize Zensana™ within the United States and Canada. The technology licensed to us under the license agreement currently covers one United States issued patent, which expires in March 2022. In consideration for the license, we issued 73,121 shares of our common stock to NovaDel and have agreed to make double-digit royalty payments to NovaDel based on a percentage of “net sales” (as defined in the agreement). We are also obligated to make various milestone payments in an aggregate amount of up to $10 million. In addition, we purchased from NovaDel 400,000 shares of its common stock at a price of $2.50 per share for an aggregate payment of $1 million.

Lease Agreements. In December 2005, we entered into an office lease that expires on December 31, 2006. Total remaining lease commitments amount to approximately $123,000.

Employment Agreements. The Company has entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $756,000 at December 31, 2005.

The Company entered into a written two year employment agreement with its Vice President of Business Development on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $550,000 at December 31, 2005.

The Company entered into a written three year employment agreement with its Vice President and Chief Medical Officer on October 21, 2004. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $440,000 at December 31, 2005.

The following table summarizes our long-term contractual obligations at December 31, 2005:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations (1)	$123,000	$123,000	-	-	-
Total	$123,000	$123,000	-	-	-

(1)
Operating Lease Obligations are payment obligations under an “operating lease” as classified by FASB Statement of Financial Accounting Standards No. 13. According to SFAS 13, any lease that does not meet the criteria for a “capital lease” is considered an “operating lease.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of that date in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K. The Company has adopted a Code of Ethics applicable to its CEO, CFO and Controller. The Code of Ethics is available on our website at www.hanabiosciences.com and a copy is available free of charge to anyone requesting it.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated June 17, 2004 by and among the Registrant, Hudson Health Sciences, Inc. (n/k/a Hana Biosciences, Inc.) and EMLR Acquisition Corp. (incorporated by reference to Exhibit 2.0 of the Registrant’s Form 8-K filed June 24, 2004).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2/a (SEC File No. 333-118426) filed October 12 2004).
3.2
Amended and Restated Bylaws of Hana Biosciences, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2/A (SEC File No. 333-118426) filed on October 12, 2004).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2/a (SEC File No. 333-118426) filed October 12, 2004).
4.2
Form of common stock purchase warrant issued to Paramount BioCapital, Inc. in connection with February 2004 and April 2005 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-50782) for the year ended December 31, 2004).

4.3
Form of option to purchase an aggregate of 138,951 shares of common stock issued to Yale University and certain employees thereof (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-50782) for the year ended December 31, 2004).

4.4	Schedule of options in form of Exhibit 4.3 (incorporated by reference to Exhibit 4.2 of the Registration’s Annual Report on Form 10-KSB (SEC. File No. 000-50782) for the year ended December 31, 2004).
4.5	Form of warrant issued in connection with April 2005 private placement (incorporated by reference to Exhibit 4.5 of Registrant’s Form SB-2 (SEC File. No. 333-125083) filed on May 20, 2005).
4.6
Form of warrant issued in connection with Registrant’s October 2005 private placement (incorporated by reference to Exhibit 4.6 of Registrant’s Form S-3 (SEC File No. 333-129722) filed on November 15, 2005).

10.1	2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-QSB for the quarter ended September 30, 2004).
10.2
2003 Stock Option Plan for Hana Biosciences (formerly Hudson Health Sciences, Inc.) (incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-8 (SEC File No. 333-126877) filed on July 26, 2005).

10.3
Form of Subscription Agreement between Registrant and investors in April 2005 private placement (incorporated by reference to Exhibit 10.12 of the Registrant’s Form SB-2 Registration Statement (File No. 333-125083) filed May 20, 2005).

10.4
License and Development Agreement dated October 26, 2004 by and between the Registrant and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Staement on Form SB-2/A (SEC File No. 333-118426) filed January 14, 2005).+

10.5
Amendment No. 1 to License and Development Agreement dated August 8, 2005 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed by NovaDel Pharma, Inc. on August 12, 2005).

10.6
License Agreement dated on or about December 19, 2002, among Dana-Farber Cancer Institute, Inc., Ash Steven, Inc. and Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2 (SEC No. 333-118426) filed August 20, 2004).

10.7
License Agreement dated on or about February 4, 2004, among Yale University, The Research Foundation of State University of New York and Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2 (SEC No. 333-118426) filed August 20, 2004).

10.8	Separation Agreement between Russell L. Skibsted and Registrant dated December 28, 2005 (incorporated by reference to Registrant’s Form 8-K (SEC File No. 001-32626) filed on December 28, 2005).
10.9
Employment Agreement dated November 1, 2003 between Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) and Mark J. Ahn (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-118426) filed August 20, 2004).

10.10
Amendment No. 1 to Employment Agreement between Registrant and Mark J. Ahn dated October 21, 2004 (incorporated by reference to Exhibit 10.11 of the Registrant’s 10-KSB (SEC File No. 000-50782) dated March 20, 2004).

10.11	Amendment No. 2 to Employment Agreement between Registrant and Mark J. Ahn dated December 19, 2005.
10.12
Employment Agreement dated January 25, 2004 between Hana Biosciences (formerly Hudson Health Sciences, Inc.) and Fred L. Vitale (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-118426) filed August 20, 2004).

10.13	Amendment No. 1 to Employment Agreement between Registrant and Fred L. Vitale dated December 19, 2005.
10.14
Employment Agreement between Gregory I. Berk and the Registrant dated October 21, 2004 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2/A (SEC No. 333-118426) filed November 24, 2004).

10.15
Letter Agreement between Gregory I. Berk and the Registrant dated October 21, 2004 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2/A (SEC No. 333-118426) filed November 24, 2004).

10.16
Form of Registration Rights Agreement dated July 21, 2004 by and among Hana Biosciences, Inc. (formerly Hudson Health Sciences, Inc.) and certain investors identified therein (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form SB-2 (SEC No. 333-118426) filed August 20, 2004).

10.17
Securities Purchase Agreement dated October 19, 2005 among Registrant and the several purchasers identified therein (incorporated by reference to Exhibit 10.14 on Registrant’s Form S-3 (SEC File No. 333-129722) filed November 15, 2005).

23.1	Consent of J.H. Cohn LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
+   Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hana Biosciences, Inc.

Date: March 13, 2006	By:	/s/ Mark J. Ahn
Mark J. Ahn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark J. Ahn ——————————————————— Mark J. Ahn	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2006

/s/ John P. Iparraguirre ——————————————————— John P. Iparraguirre	Vice President, Chief Financial Officer and Secretary Controller (principal financial and accounting officer)	March 13, 2006

——————————————————— Arie S. Belldegrun	Director	March __, 2006

/s/ Isaac Kier ——————————————————— Isaac Kier	Director	March 13, 2006

/s/ Leon E. Rosenberg ——————————————————— Leon E. Rosenberg	Director	March 13, 2006

/s/ Michael Weiser ——————————————————— Michael Weiser	Director	March 13, 2006

Index to Financial Statements of
Hana Biosciences, Inc.

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2005 and 2004	F-3
Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003 and for the Period from December 6, 2002 (date of inception) to December 31, 2005	F-4
Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended December 31, 2005, 2004 and 2003 and for the Period from December 6, 2002 (date of inception) to December 31, 2005	F-5
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003 and for the Period from December 6, 2002 (date of inception) to December 31, 2005	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hana Biosciences, Inc.

We have audited the accompanying balance sheets of Hana Biosciences, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from December 6, 2002 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hana Biosciences, Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and its results of operations and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from December 6, 2002 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
March 3, 2006

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,082,521	$6,584,361
Prepaid expenses and other current assets	74,729	26,885
Available-for-sale securities	472,000	--
Total current assets	17,629,250	6,611,246

Property and equipment, net	76,496	109,604
Investments in restricted equity securities, at cost	--	636,000
Other assets	20,453	20,303
Total assets	$17,726,199	$7,377,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$671,491	$649,644
Accrued expenses	865,135	515,215
Total liabilities	1,536,626	1,164,859

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value:
10,000,000 shares authorized, 0 and 2,395,210 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively (liquidation preference $8,000,000)	--	2,395
Common stock; $0.001 par value:
100,000,000 shares authorized, 22,348,655 and 10,792,702 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	22,349	10,793
Additional paid-in capital	34,400,345	13,975,514
Common stock to be issued - 55,500 shares	--	249,750
Accumulated other comprehensive loss	(164,000)	--
Deficit accumulated during the development stage	(18,069,121)	(8,026,158)
Total stockholders' equity	16,189,573	6,212,294
Total liabilities and stockholders' equity	$17,726,199	$7,377,153

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended December 31,			Cumulative Period from December 6, 2002 (date of inception) to December 31,
	2005	2004	2003	2005
Operating expenses:
General and administrative	$3,793,210	$2,808,706	$229,601	$6,833,582
Research and development	6,415,796	4,546,519	309,376	11,414,096
Total operating expenses	10,209,006	7,355,225	538,977	18,247,678

Loss from operations	(10,209,006)	(7,355,225)	(538,977)	(18,247,678)

Other income (expense):
Interest income (expense), net	185,620	26,040	(12,879)	198,781
Other expense, net	(19,577)	(647)	--	(20,224)
Total other income (expense)	166,043	25,393	(12,879)	178,557

Net loss	$(10,042,963)	$(7,329,832)	$(551,856)	$(18,069,121)
Net loss per share, basic and diluted	$(0.57)	$(0.80)	$(0.10)
Weighted average shares used in computing net loss per share, basic and diluted	17,662,365	9,119,344	5,640,271

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from December 6, 2002 (date of inception) to December 31, 2005

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Common stock to be issued	Subscription receivable	Unearned consulting fee	Accumulated other comprehensive loss	Deficit accumulated during development stage	Total stockholders' equity (deficiency)	Comprehensive (Loss)

Issuance of common stock at $0.001 per share for subscription receivable		$--	5,640,266	$5,640	$34,360	$--	$(40,000)	$--	$--	$--	$--	$--
Net loss	--	--	--	--	--	--	--	--	--	(144,470)	(144,470)	--
Balance at December 31, 2002	--	--	5,640,266	5,640	34,360	--	(40,000)	--	--	(144,470)	(144,470)	--

Payment for subscription receivable	--	--	--	--	--	--	4,000	--	--	--	4,000	--
Satisfaction of subscription receivable through rendering of services	--	--	--	--	--	--	36,000	--	--	--	36,000	--
Stock options issued to nonemployees for services	--	--	--	--	14,750	--	--	--	--	--	14,750	--
Common stock to be issued for services rendered	--	--	--	--	5,953	--	--	--	--	--	5,953	--
Net loss	--	--	--	--	--	--	--	--	--	(551,856)	(551,856)	--
Balance at December 31, 2003	--	--	5,640,266	5,640	55,063	--	--	--	--	(696,326)	(635,623)	--

Common stock issued for services to be rendered			126,131	126	212,319	--	--	(212,445)	--	--	--	--
Common stock issued to nonemployees for services rendered in 2003	--	--	3,887	4	591	--	--	--	--	--	595	--
Proceeds from private placement, net of $341,979 in fees	--	--	2,802,989	2,803	4,376,352	--	--	--	--	--	4,379,155	--
Stock options issued to nonemployees for services	--	--	--	--	310,252	--	--	--	--	--	310,252	--
Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	375,552	--	--	--	--	--	375,552	--
Proceeds from private placement	2,395,210	2,395	--	--	7,997,605	--	--	--	--	--	8,000,000	--
Issuance of shares for debt repayment	--	--	63,326	64	149,936	--	--	--	--	--	150,000	--
Issuance of shares for license agreement	--	--	73,121	73	499,927	--	--	--	--	--	500,000	--
55,500 shares to be issued for services rendered	--	--	--	--	--	249,750	--	--	--	--	249,750	--
Shares issued by accounting acquirer in reverse acquisition	--	--	2,082,982	2,083	(2,083)	--	--	--	--	--	--	--
Satisfaction of unearned consulting fees through rendering of services	--	--	--	--	--	--	--	212,445	--	--	212,445	--
Net loss	--	--	--	--	--	--	--	--	--	(7,329,832)	(7,329,832)	--
Balance at December 31, 2004	2,395,210	2,395	10,792,702	10,793	13,975,514	249,750	--	--	--	(8,026,158)	6,212,294	--
Automatic conversion of Series A Preferred Stock	(2,395,210)	(2,395)	3,377,409	3,377	(982)	--	--	--	--	--	--	--
Issuance of shares for services rendered in 2004	--	--	55,500	55	249,695	(249,750)	--	--	--	--	--	--
Stock options issued to nonemployees for services	--	--	--	--	44,777	--	--	--	--	--	44,777	--
Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	988,267	--	--	--	--	--	988,267	--
Proceeds from private placement, net of $334,519 in fees	--	--	3,916,082	3,916	4,674,150	--	--	--	--	--	4,678,066	--
Issuance of shares to nonemployees for services rendered in 2005	--	--	59,063	59	178,312	--	--	--	--	--	178,371	--
Proceeds from private placement, net of $1,072,254 in fees	--	--	3,686,716	3,687	13,748,059	--	--	--	--	--	13,751,746	--
Issuance of shares upon exercise of warrants and options	--	--	461,183	462	542,553	--	--	--	--	--	543,015	--

Net loss	--	--	--	--	--	--	--	--	--	(10,042,963)	(10,042,963)	(10,042,963)
Unrealized loss on available for sale securities	--	--	--	--	--	--	--	--	(164,000)	--	(164,000)	(164,000)

Balance at December 31, 2005	--	$--	22,348,655	$22,349	$34,400,345	$--	$--	$--	$(164,000)	$(18,069,121)	$16,189,573	$(10,206,963)

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Cumulative Period from December 6, 2002 (date of inception) to December 31,
	2005	2004	2003	2005

Cash flows from operating activities:
Net loss	$(10,042,963)	$(7,329,832)	$(551,856)	$(18,069,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,960	21,093	4,933	71,986
Issuance of options to employees	988,267	375,552	--	1,363,819
Issuance of stock and options to nonemployees for services	223,148	310,847	20,703	554,698
Services rendered for satisfaction of unearned consulting fee	--	212,445	--	212,445
Services rendered in lieu of payment of subscription receivable	--	--	36,000	36,000
Shares to be issued to employees for services rendered	--	249,750	--	249,750
Issuance of shares in partial consideration for license agreement	--	500,000	--	500,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(47,994)	(17,071)	(30,117)	(95,182)
Increase (decrease) in accounts payable	21,847	541,331	(5,200)	671,491
Increase in accrued and other current liabilities	349,920	502,336	12,879	865,135
Net cash used in operating activities	(8,461,815)	(4,633,549)	(512,658)	(13,638,979)

Cash flows from investing activities:
Purchase of property and equipment	(12,852)	(86,301)	(49,329)	(148,482)
Purchase of equity securities	--	(636,000)	--	(636,000)
Net cash used in investing activities	(12,852)	(722,301)	(49,329)	(784,482)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	--	125,000	645,662	801,619
Collection of subscription receivable	--	--	4,000	4,000
Repayment of notes payable to stockholders	--	(651,619)	--	(651,619)
Proceeds from exercise of warrants and options	543,015	--	--	543,015
Proceeds from private placements of preferred and common stock, net	18,429,812	12,379,155	--	30,808,967
Net cash provided by financing activities	18,972,827	11,852,536	649,662	31,505,982

Net increase in cash and cash equivalents	10,498,160	6,496,686	87,675	17,082,521
Cash and cash equivalents, beginning of period	6,584,361	87,675	--	--
Cash and cash equivalents, end of period	$17,082,521	$6,584,361	$87,675	$17,082,521
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,704	$37,749	$--	$39,453
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$--	$150,000	$--	$150,000
Common stock issued on conversion of preferred stock	$2,395	$--	$--	$2,395
Common stock issued for services to be rendered	$--	$450,948	$--	$450,948
Common stock issued to employees for services rendered in 2004	$249,750	$--	$--	$249,750
Unrealized loss on available-for-sale securities	$164,000	$--	$--	$164,000

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS:
Hana Biosciences, Inc. (“Hana” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to enhance cancer care. The Company is committed to creating value by accelerating the development of our three lead product candidates and expanding its product candidate pipeline by being the alliance partner of choice to universities, research centers and other institutions.

BASIS OF PRESENTATION:
The Company is a development stage enterprise since the Company has not generated revenue from the sale of its products and its efforts through December 31, 2005 have been principally devoted to identification, licensing and clinical development its products as well as raising capital. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The Company reported a net loss of $10.0 million for the year ended December 31, 2005. The net loss from date of inception, December 6, 2002, to December 31, 2005, amounted to $18.1 million. The Company’s operating activities have used cash since its inception.

The Company has financed operations since inception primarily through equity and debt financing. During the year ended December 31, 2005, the Company had a net increase in cash and cash equivalents of $10.5 million. This increase primarily resulted from net cash provided by financing activities of $19.0 million, substantially all of which was derived from the Company’s two private placements which netted the Company proceeds of $18.4 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $8.5 million and net cash used in investing activities of $12,852 for the year ended December 31, 2005. Total cash resources as of December 31, 2005 were $17.1 million compared to $6.6 million at December 31, 2004.

The Company’s continued operations will depend on whether it is able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2005, a significant portion of its financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations from cash on hand and through the similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company will have sufficient cash on hand to fund clinical development through 2006 and into 2007. The Company, however, may choose to raise additional capital before 2007 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

NOTE 2. MERGER WITH PUBLIC COMPANY AND REINCORPORATION

In July 2004, the Company merged with Email Real Estate.com, Inc., or “EMLR,”, a Colorado corporation. In connection with that transaction, a wholly-owned subsidiary of EMLR merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of EMLR. The Company then changed its name to “Hana Biosciences, Inc.” in connection with the merger. In exchange for their shares of capital stock in Hana Biosciences, the former stockholders of Hana Biosciences received shares of capital stock of EMLR representing approximately 87 percent of the outstanding equity of EMLR on a fully-diluted basis after giving effect to the transaction. In addition, the terms of the merger provided that the board of directors of EMLR would be reconstituted immediately following the effective time of the transaction such that the directors of EMLR were replaced by the directors of Hana Biosciences. Further, upon the effective time of the merger, the business of EMLR, which was insignificant, was abandoned and the business plan of Hana Biosciences was adopted. The transaction was therefore accounted for as a reverse acquisition with Hana Biosciences, Inc. as the acquiring party for accounting purposes and EMLR as the acquired party for accounting purposes. Accordingly, the 2,082,982 shares of EMLR outstanding at the time of the merger were deemed, for accounting purposes, to be an issuance by the Company. The merger with EMLR did not have any significant effects on the Company’s assets or liabilities or on the Company’s results of operations subsequent to the date of the merger.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

Unaudited pro forma information, assuming this acquisition occurred at the beginning of the respective years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Net loss	$(7,332,832)	$(636,856)

Net loss per share, basic and diluted	$(0.80)	$(0.11)

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
December 31, 2005

COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period (there were no adjustments to net loss since there were no requirements to pay dividends on outstanding preferred stock). Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at December 31, 2005, 2004 and 2003 upon exercise or conversion that were not included in the computation of net loss per share totaled 4,901,869, 2,537,086 and 556,997, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of 3 to 5 years for the assets. Property and equipment consists of the following at December 31:

	2005	2004
Property and equipment	$148,482	$135,630
Less accumulated depreciation	(71,986)	(26,026)
Net property and equipment	$76,496	$109,604

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalent balances primarily in one high credit quality financial institution. As of December 31, 2005, the balance exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $17.0 million.

STOCK OPTIONS

The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Principles No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Principles No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. During the years ended December 31, 2005 and 2004, the Company recorded earned compensation cost of $988,267 and $375,552, respectively, attributable to the intrinsic value of options granted to employees at exercise prices that were less than the market value at the date of grant.

For the year ended December 31, 2003 there was no material difference between the Company’s historical net loss and pro forma net loss, determined using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123.

Had compensation costs for the years ended December 31, 2005 and 2004 been determined in accordance with the fair value method prescribed by SFAS 123 for all options issued to employees and amortized over the vesting period, the Company’s net loss and net loss per common share (basic and diluted) for options would have been increased to the pro forma amounts indicated below.

	2005	2004
Net loss, as reported	$(10,042,963)	$(7,329,832)
Add: Stock-based employee compensation expense for stock options included in reported net loss per common share	988,267	375,552
Deduct: Total stock-based employee compensation expense determined under fair value method	(1,527,553)	(468,863)
Net loss, pro forma	$(10,582,249)	$(7,423,143)

Net loss per common share - basic and diluted
As reported	$(0.57)	$(0.80)
Pro forma	$(0.60)	$(0.81)

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of all employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

The foregoing pro forma information regarding net loss and net loss per common share has been determined as if the Company had accounted for its employee stock options under the Black-Scholes method. The assumptions used to calculate the fair value of stock options granted to employees were as follows:

	Years Ended December 31,
	2005	2004
Risk-free interest rate	3.5 - 4.0%	3.0%
Expected life (in years)	8	8-10
Volatility	87.1 - 106.5%	0 - 94.9%
Dividend yield	0%	0%

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). During the years ended December 31, 2005, 2004 and 2003, the Company recognized $44,777, $310,252 and $14,750 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statement of operations, respectively. For the 2003 options, the fair value was determined based upon the agreed upon price between the Company and the non-employees. The assumptions used to calculate the fair value of stock options granted during 2005 and 2004 to non-employees were as follows:

	Years Ended December 31,
	2005	2004
Risk-free interest rate	3.0%	3.0%
Expected life (in years)	8	8-10
Volatility	87.1 - 106.1%	0 - 94.9%
Dividend yield	0%	0%

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with maturities of three months or less when acquired as cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

INVESTMENT SECURITIES

At December 31, 2005, the Company classified its marketable securities as available-for-sale (See Note 11). Available-for-sale securities are carried at estimated fair value, with the unrealized gains and losses reported in stockholders’ equity and included in accumulated other comprehensive loss.

NOTE 4. STOCKHOLDERS’ EQUITY

Issuance of common stock:

Year Ended December 31, 2002

On December 6, 2002, the Company issued 5,640,266 shares of its common stock to various private investors for subscriptions receivable of $40,000 ($0.14 per share). These receivables were relieved in 2003 through a cash payment of $4,000 and various services rendered amounting to $36,000.

Year Ended December 31, 2004

On January 30, 2004, the Company issued 3,887 shares of common stock valued at $6,548 ($1.68 per share) to a vendor in return for services rendered in 2003.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

On February 19, 2004, the Company sold 2,802,989 shares of common stock at $1.68 per share during a private placement. The Company raised net proceeds of approximately $4.4 million (see Note 5).

On January 31 and June 1, 2004, the Company entered into two separate agreements whereby it was originally obligated to issue an aggregate of 267,734 shares of common stock valued at $450,948 ($1.68 per share) to two vendors in return for services to be rendered.  On December 31, 2004 an amendment was reached with one of the vendors to reduce the amount ultimately issuable in common stock for services already performed.  As a result, the Company issued 126,131 shares of common stock valued at $212,445 ($1.68 per share) to the two vendors in return for services rendered during 2004.   The Company is no longer obligated to issue any additional shares in accordance with these two agreements.

On August 18, 2004, the Company issued 63,326 shares of common stock valued at $150,000 ($2.37 per share) for repayment of outstanding notes payable.

On November 3, 2004, the Company issued 73,121 shares of common stock valued at $500,000 ($6.84 per share) in satisfaction of the Company’s license agreement with NovaDel Pharma, Inc (see Note 6).

Year Ended December 31, 2005

On January 18, 2005, the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. As a result of the effectiveness of the registration statement, all of the Company’s Series A Convertible Preferred Stock automatically converted into an aggregate of 3,377,409 common shares on January 18, 2005.

On January 19, 2005, the Company issued 55,500 shares of common stock valued at $249,750 ($4.50 per share) to certain current and former employees and a director of the Company for services rendered in 2004.

On April 28, 2005, the Company sold 3,916,082 shares of common stock at $1.28 per share during a private placement. The Company raised net proceeds of approximately $4.7 million (see Note 5).

On October 19, 2005, the Company sold 3,686,716 shares of common stock at $4.00 and $4.59 per share during a private placement. The Company raised net proceeds of approximately $13.8 million (see Note 5).

On December 2, 2005, the Company issued 59,063 shares of common stock valued at $178,371 (at an average of $3.02 per share) to a vendor in return for services rendered during 2005.   The Company is no longer obligated to issue any additional shares in accordance with this agreement.

During the year ended December 31, 2005, the Company issued 461,183 shares of common stock upon the exercise of stock options and warrants. The total proceeds of these exercises were $543,015.

Issuance of Series A Convertible Preferred Stock:

The Company is authorized to issue up to 10,000,000 shares or preferred stock.

On July 21, 2004, the Company sold 2,395,210 shares of Series A Convertible Preferred Stock at $3.34 per share in a private placement. The Company raised gross proceeds of $8.0 million. Each share of Series A Convertible Preferred Stock was convertible at the holder’s election into 1.410068 common shares. On January 18, 2005, upon the effective date of the registration statement covering the resale of the common shares issuable upon conversion of the Series A Preferred Stock, each share of Series A Preferred Stock automatically converted into common shares.

Along with the holders of common stock, each holder of Series A shares had one vote on all matters submitted to the holders of common stock for each share of common stock into which the Series A shares could be converted.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A shares would have been entitled to be paid, prior to any payments made to the holders of any securities ranking junior to the Series A shares, including common stockholders, an amount equal to $3.34 per share. Holders of Series A shares were not entitled to dividends.

Stock Options:

During 2003, the Company established a stock option plan (the “2003 Plan”) under which it may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 1,000,000 shares of its common stock at an exercise price determined by a committee of the Board of Directors subject to the following: (a) the exercise price of an incentive option shall not be less than 100% of fair market value of the common stock at the date of the grant; and (b) the exercise price of a non-qualified option shall be determined by the committee. As of December 31, 2005, the Company has issued 704,296 options under the 2003 Plan.

During 2003, the Company recognized $14,750 of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statement of operations.

During 2003, the Company granted options to purchase 556,977 shares of common stock outside the 2003 Plan to employees and outside consultants of the Company at a weighted average exercise price of $0.24 per share.

During 2004, the Company established a new stock option plan (the “2004 Plan”) under which it may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 2,500,000 shares of its common stock at an exercise price determined by a committee of the Board of Directors. As of December 31, 2005, the Company had issued 934,504 options under the 2004 Plan.

During 2004, the Company granted options to purchase an aggregate of 1,478,815 shares of common stock to employees and directors of the Company. These options were granted at a weighted average exercise price of $1.16 per share. During the year, the Company issued options to certain employees where the fair value exceeded the exercise price. The Company expensed $375,552 in 2004 relating to the intrinsic value associated with the option grants.

For 2004, the Company granted options to purchase an aggregate of 399,822 shares of common stock to vendors, members of the Scientific Advisory Board and license agreement partners. These options were granted at a weighted average exercise price of $1.00. The fair value of these options was determined to be $302,002 on the date of the grant. Also, the Company incurred $8,250 of expense in 2004 relating to options issued in 2003 and vesting in the current year.

During 2005, the Company granted options to purchase an aggregate of 673,000 shares of common stock to employees and directors of the Company. These options were granted at a weighted average exercise price of $1.59 per share. During the year ended December 31, 2005, the Company expensed $988,267 relating to the intrinsic value associated with option grants in which the fair value exceeded the exercise price.

During 2005, the Company granted options to purchase an aggregate of 26,000 shares of common stock to consultants. These options were granted at a weighted average exercise price of $2.07. The fair value of these options was determined to be $44,777 on the date of the grant.

The weighted average fair value of options granted during 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Exercise price equal to market price for 699,000, 535,826 and 0 shares	$1.60	$0.36	$--
Exercise price less than market price for 0, 1,286,409 and 521,725 shares	$--	$2.48	$0.71
Exercise price greater than market price for 0, 56,402 and 35,252 shares	$--	$--	$--

The following table summarizes information about stock option activity for the years ended December 31, 2005, 2004 and 2003, all of which are at fixed prices, and changes in outstanding options during each year:

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

	Number of shares	Weighted average exercise price
Outstanding January 1, 2003	0	$0.00
Options granted under plans	0	0.00
Options granted outside plans	556,977	0.24
Options exercised	0	0.00
Options cancelled	0	0.00
Outstanding December 31, 2003	556,977	0.24

Options granted under plans	1,256,958	1.56
Options granted outside plans	621,679	0.24
Options exercised	0	0.00
Options cancelled	(176,259)	0.39
Outstanding December 31, 2004	2,259,355	0.97

Options granted under plans	699,000	1.60
Options granted outside plans	0	0.00
Options exercised	(119,517)	1.52
Options cancelled	(385,951)	1.73
Outstanding December 31, 2005	2,452,887	1.01
Exercisable at December 31, 2005	1,107,199	0.83

The following table summarizes information about stock options outstanding at December 31, 2005:

	Weighted Average Number of Options	Remaining Contractual Life of Options	Number of Options
Exercise Price	Outstanding	Outstanding	Exercisable
$ 0.07	98,707	8.2 yrs.	98,707
$ 0.17	678,079	7.9 yrs.	390,534
$ 0.34	443,434	8.3 yrs.	190,113
$ 1.01	141,007	8.1 yrs.	141,007
$ 1.33	368,000	9.3 yrs.	0
$ 1.62 - $ 1.69	316,257	8.8 yrs.	98,704
$ 2.17 - $ 2.40	336,000	8.9 yrs.	164,333
$ 3.34	71,403	8.8 yrs.	23,801
$ 0.07 - $ 3.34	2,452,887	8.5 yrs.	1,107,199

In addition on December 31, 2005, the Company also had 2,448,982 warrants outstanding in connection with the Company’s February 2004, April 2005 and October 2005 Private Placements (see Note 5) at a weighted average exercise price of $3.31.

NOTE 5. PRIVATE PLACEMENTS OF COMMON AND PREFERRED SHARES

During February 2004, pursuant to a private placement memorandum, the Company sold 2,802,989 shares of common stock at a price of $1.68 per share and received net proceeds of approximately $4.4 million. In connection with the placement and as consideration for its services as placement agent, the Company paid cash fees of $326,979 and issued warrants to purchase 277,731 shares of common stock at $1.85 per share to a related party. These warrants were immediately exercisable and expire on February 15, 2009. As of December 31, 2005, 4,045 warrants had been exercised, 2,959 warrants had been cancelled and there remained outstanding warrants to purchase an aggregate of 270,326 shares.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Immediately prior to the EMLR - Hana Biosciences merger in July 2004 (see Note 2), the Company raised gross proceeds of $8.0 million through the sale of 2,395,210 shares of Series A Convertible Preferred Stock at $3.34 per share. Following the Company’s reincorporation in September 2004 (Note 2), each share of Series A Convertible Preferred Stock was convertible at the holder’s election and without further consideration into 1.410068 common shares. On January 18, 2005, the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. As a result of the effectiveness of the registration statement, all of the Series A Convertible Preferred Stock automatically converted into an aggregate of 3,377,409 common shares.

During April 2005, the Company completed a private placement of 3,916,082 shares of its common stock at a price of $1.28 per share resulting in gross proceeds of approximately $5.0 million. In connection with the private placement, the Company issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share. Included in the amounts issued to placement agents were 58,593 warrants issued to Paramount BioCapital, Inc., a related party. As of December 31, 2005, 337,621 warrants had been exercised, which resulted in gross proceeds to the Company totaling $530,064, and there remained outstanding warrants to purchase an aggregate of 1,188,008 shares. The terms of the investor warrants provide that the Company may, at its option, redeem the warrants after such time that the average closing price of the Company’s common stock exceeded $3.14 per share for a 30-day period, which condition was satisfied in August 2005. Accordingly, the Company may redeem the warrants, at a redemption price of $.01 per warrant share, at any time upon 30 days’ prior written notice to the warrant holders. The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, the Company paid an aggregate of approximately $321,000 in commissions to placement agents. Included in the amounts paid to placement agents was $52,500 in commissions paid to Paramount BioCapital, Inc., a related party. The Company also incurred approximately $14,000 of legal expenses for the private placement.

During October 2005, the Company completed a private placement of 3,686,716 shares of its common stock. Of the total number of shares sold, 3,556,000 shares were sold at a price of $4.00 per share and 130,716 shares were sold to executive officers and affiliates of a director of the Company at a price of $4.59 per share, which resulted in total gross proceeds to the Company of approximately $14.8 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 737,343 shares at an exercise price of $5.80 per share, all of which remained outstanding at December 31, 2005. In connection with the private placement, the Company paid an aggregate of approximately $1.0 million in commissions to placement agents and issued 5-year warrants to purchase an aggregate of 253,306 shares at an exercise price of $5.80 per share, all of which remained outstanding at December 31, 2005. The Company also incurred approximately $77,500 of legal and other expenses paid to placement agents.

NOTE 6. LICENSE AGREEMENTS

In December 2002, the Company entered into an exclusive worldwide royalty-bearing license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. for its product Talotrexin. In consideration for the license, the Company paid to the licensors an initial license fee of $100,000 and agreed to make additional payments totaling $6 million upon the achievement of certain milestones, including a $5 million payment upon approval by the FDA of a New Drug Application.

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
December 31, 2005

The license agreement provides that (i) the Company will make royalty payments to NovaDel based on a percentage of “Net Sales” (as defined in the agreement); (ii) the Company is obligated to make various milestone payments in an aggregate amount of up to $10 million.

As part of the agreement the Company issued to NovaDel 73,121 shares of its common stock having a value of $500,000 at the date of issuance and the Company also purchased 400,000 shares of NovaDel’s common stock for $1.0 million or $2.50 per share. The fair value of the NovaDel shares equaled $1.59 per share on the date of the license agreement and as a result, the Company has expensed the $364,000 premium as a licensing fee in the accompanying 2004 statement of operations and recorded the balance of $636,000 as an investment (see Note 11). Neither party may sell each other’s shares for a 2-year period following the effective date of the license agreement.

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

NOTE 8. SHARES TO BE ISSUED

On September 23, 2004, the Board of Directors authorized the issuance of up to 60,000 shares to certain current and former employees and a director of the Company following the date the Company completed its reincorporation merger with EMLR, which was completed on September 30, 2004 (See Note 2). The final amount to be distributed subsequent to December 31, 2004 was 55,500 shares of common stock. Compensation expense of $249,750 related to this issuance was recorded in the accompanying 2004 financial statements based on the fair market value of $4.50 per share on the date of grant which was in the fourth quarter of 2004. These shares were subsequently issued on January 19, 2005.

NOTE 9. INCOME TAXES

There was no current or deferred tax expense for the years ended December 31, 2005, 2004 and 2003 because of the Company’s operating losses.

The components of deferred tax assets (there were no deferred tax liabilities) as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$5,840,000	$2,508,000
Research and development credit	667,000	--
Accrued compensation and accrued vacation	58,000	146,000
Stock-based compensation	691,000	409,000
Fixed assets and license agreements	365,000	368,000
	7,621,000	3,431,000
Less valuation allowance	(7,621,000)	(3,431,000)
Deferred tax assets, net	$--	$--

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of those deferred tax assets will not be realized. Due to the uncertainties related to the Company’s ability to realize benefits from its deferred tax assets in subsequent years, the Company recorded valuation allowances to fully offset its deferred tax assets. The net increases in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 were an increase of $4.2 million, $3.1 million and $238,000, respectively. The tax benefits expected based on the Company’s pre-tax losses in 2005, 2004 and 2003 using the federal statutory tax rate of 34% have been reduced to an actual benefit of zero due principally to the aforementioned increases in the valuation allowance.

At December 31, 2004, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $14.7 million and $14.2 million, respectively. The net operating loss carryforwards expire in various amounts through 2025 for federal and state tax purposes. At December 31, 2005, the Company also had research and development credit carryforwards of approximately $446,000 and $221,000 for federal and state tax reporting purposes, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

At December 31, 2005, the Company was obligated under an office lease that expires on December 31, 2006. The aggregate amount of lease payments over the remaining term amounted to approximately $123,000 at December 31, 2005. Rent expense totaled approximately $111,000 in 2005 and 2004 and $10,000 in 2003.

EMPLOYMENT AGREEMENTS

The Company has entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $756,000 at December 31, 2005.

The Company entered into a written two year employment agreement with its Vice President of Business Development on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $550,000 at December 31, 2005.

The Company entered into a written three year employment agreement with its Vice President and Chief Medical Officer on October 21, 2004. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $440,000 at December 31, 2005.

NOTE 11. AVAILABLE FOR SALE SECURITIES

As explained in Note 6, during October 2004, the Company acquired 400,000 shares of common stock from NovaDel Pharma, Inc. for, effectively, $636,000. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. As of December 31, 2005, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive loss. The following is a summary of the Company’s available-for-sale securities at December 31, 2005:

	December 31, 2005
	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Shares of NovaDel Pharma Inc.	$636,000	$—	$(164,000)	$472,000

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 12. 401(K) SAVINGS PLAN

During 2004, the Company adopted a 401(k) Plan (the “401(k) Plan”) for the benefit of its employees. The Company is required to make matching contributions to the 401(k) Plan equal to 100% of the first 5% of wages deferred by each participating employee. During 2005 and 2004, the Company incurred total charges of approximately $87,000 and $45,000, respectively, for employer matching contributions.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.11	Amendment No. 2 to Employment Agreement between Registrant and Mark J. Ahn dated December 19, 2005.
10.13	Amendment No. 1 to Employment Agreement between Registrant and Fred L. Vitale dated December 19, 2005.
23.1	Consent of J.H. Cohn LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.