Form 10-Q
period 2006-03-31
Hana Biosciences Inc
filed 2006-05-16
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to .

Commission file number 000-50782

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

400 Oyster Point Blvd., Suite 215, South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 588-6404
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 10, 2006, there were 24,005,865 shares of the registrant’s common stock, $.001 par value, outstanding.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors;

•	our ability to market any of our products;

•	our history of operating losses; our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property; our ability to attract and retain key personnel;

•	availability of reimbursement for our product candidates;

•	the effect of potential strategic transactions on our business; our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below in Part II, Item 1A “Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below in Part II, Item 1A “Risk Factors” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,874,333	$17,082,521
Restricted cash	500,000	--
Prepaid expenses	83,603	74,729
Available-for-sale securities	696,000	472,000
Other current assets	20,453	--
Total current assets	15,174,389	17,629,250

Property and equipment, net	139,970	76,496
Other assets	--	20,453

Total assets	$15,314,359	$17,726,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$790,023	$671,491
Accrued expenses	797,403	865,135
Total liabilities	1,587,426	1,536,626

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; none issued at March 31, 2006 and December 31, 2005	--	--
Common stock; $0.001 par value:
100,000,000 shares authorized; 22,658,202 and 22,348,655 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	22,658	22,349
Additional paid-in capital	35,148,069	34,400,345
Accumulated other comprehensive income (loss)	60,000	(164,000)
Deficit accumulated during the development stage	(21,503,794)	(18,069,121)
Total stockholders' equity	13,726,933	16,189,573
Total liabilities and stockholders' equity	$15,314,359	$17,726,199

 See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from December 6, 2002 (date of inception) to March 31,
	2006	2005	2006

Operating expenses:
General and administrative	$983,975	$707,213	$7,817,557
Research and development	2,578,132	1,721,725	13,992,228
Total operating expenses	3,562,107	2,428,938	21,809,785

Loss from operations	(3,562,107)	(2,428,938)	(21,809,785)

Other income (expense):
Interest income, net	135,326	19,567	334,107
Other expense, net	(7,892)	(7,504)	(28,116)
Total other income, net	127,434	12,063	305,991

Net loss	$(3,434,673)	$(2,416,875)	$(21,503,794)
Net loss per share, basic and diluted	$(0.15)	$(0.18)
Weighted average shares used in computing net loss per share, basic and diluted	22,456,849	13,569,263

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Period from January 1, 2006 to March 31, 2006

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders' equity	Comprehensive Loss

Balance at January 1, 2006	22,348,655	$22,349	$34,400,345	$(164,000)	(18,069,121)	$16,189,573	$(10,206,963)
Issuance of shares upon exercise of warrants and options	309,547	309	561,327	--	--	561,636	--
Stock-based compensation of employees amortized over vesting period of stock options	--	--	186,397	--	--	186,397	--
Net loss	--	--	--	--	(3,434,673)	(3,434,673)	(3,434,673)
Unrealized gain on available for sale securities	--	--	--	224,000	--	224,000	224,000

Balance at March 31, 2006	22,658,202	$22,658	$35,148,069	$60,000	$(21,503,794)	$13,726,933	$(13,417,636)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		Period from
			37,596
			(date of inception) to
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net loss	$(3,434,673)	$(2,416,875)	$(21,503,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,462	7,415	84,448
Stock-based compensation of employees	186,397	208,651	1,550,216
Services rendered for satisfaction of unearned consulting fee	--	--	212,445
Stock-based compensation of nonemployees	--	19,371	554,698
Services rendered in lieu of payment for subscription receivable	--	--	36,000
Issuance of shares in partial consideration for license agreement	--	--	500,000
Shares to be issued to employees for services rendered	--	--	249,750
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,874)	(6,467)	(104,056)
Increase in accounts payable	118,532)	307,757	790,023
Increase (decrease) in accrued and other current liabilities	(67,732)	(135,984)	797,403
Net cash used in operating activities	(3,193,888)	(2,016,132)	(16,832,867)

Cash flows from investing activities:
Purchase of property and equipment	(75,936)	(2,489)	(224,418)
Purchase of equity securities	--	--	(636,000
Restricted cash deposited in escrow	(500,000)		(500,000)
Net cash used in investing activities	(575,936)	(2,489)	(1,360,418)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	--	--	801,619
Collection of subscription receivable	--	--	4,000
Repayment of notes payable to stockholders	--	--	(651,619)
Proceeds from exercise of warrants and options	561,636	--	1,104,651
Proceeds from private placements of preferred and common stock, net	--	--	30,808,967
Net cash provided by financing activities	561,636	--	32,067,618
Net increase (decrease) in cash and cash equivalents	(3,208,188)	(2,018,621)	13,874,333
Cash and cash equivalents, beginning of period	17,082,521	6,584,361	--
Cash and cash equivalents, end of period	$13,874,333	$4,565,740	$13,874,333

Supplemental disclosures of cash flow data:
Cash paid for interest	$--	$--	$39,453

Supplemental disclosures of noncash financing activities:
Common stock issued on conversion of preferred stock	$--	$--	$2,395
Common stock issued for repayment of debt	$--	$--	$150,000
Unrealized gain on available-for-sale securities	$224,000	$--	$60,000
Common stock issued to employees for services rendered in 2004	$--	$249,750	$249,750

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information of “publicly held companies” and, accordingly, they do not include all required disclosures for complete annual Financial Statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Hana Biosciences, Inc. (“Hana,” the “Company,” “we,” “us” or “our”) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

The accompanying condensed financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006. The accompanying condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Use of Management’s Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual conditions may differ materially from our current assumptions of liabilities, assets, revenues and expenses.  This may result in our estimates being incorrect and may require us to record additional charges or benefits in operations.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is the research and development of oncology therapeutics for use in humans.

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period (there were no adjustments to net loss since there were no requirements to pay dividends on outstanding preferred stock). Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at March 31, 2006 and 2005 upon exercise or conversion that were not included in the computation of net loss per share totaled 4,590,253 and 2,646,686 respectively.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that the compensation cost relating to all share-based payment transactions including employee stock options, be recognized in financial statements. As explained in Note 4, the Company adopted SFAS No. 123R on January 1, 2006. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for employee stock options and only recorded compensation if the fair market value exceeded the exercise price at the date of grant.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The FASB and the SEC had issued certain accounting pronouncements as of March 31, 2006 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the interim periods for which financial statements are included in this quarterly report.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $3,434,673 for the three months ended March 31, 2006. The net loss from date of inception, December 6, 2002 to March 31, 2006 amounted to $21,503,794. The Company’s operating activities have used $16.8 million in cash since its inception.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended March 31, 2006, we had a net decrease in cash and cash equivalents of $3.2 million. This decrease primarily resulted from net cash used in operating activities of $3.2 million and net cash used in investing activities of approximately $0.6 million offset by net cash provided by financing activities of $0.6 million for the three months ended March 31, 2006. Total cash resources as of March 31, 2006 were $13.8 million compared to $17.1 million at December 31, 2005.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2006, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On May 6, 2006, we entered into a License Agreement with Inex Pharmaceuticals Corporation pursuant to which we licensed the worldwide rights to develop and commercialize three additional product candidates from Inex. See Note 8.A. Given the current and desired pace of clinical development of our six product candidates, including three to be developed under the agreement with Inex we estimate that we will have sufficient cash on hand to fund clinical development through year-end 2006. We may, however, choose to raise additional capital before year-end 2006 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities beyond 2006, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

NOTE 4. STOCKHOLDERS’ EQUITY

Stock Options and Warrants:
During the first quarter ended March 31, 2006, the Company issued 309,547 shares of common stock upon the exercise of warrants and options, of which 110,000 related to the exercise of stock options. These exercises of securities resulted in aggregate net proceeds of $561,636.

The following table summarizes the warrants outstanding as of March 31, 2006 and the changes in outstanding warrants in the three months then ended:

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	NUMBER OF SHARES SUBJECT TO WARRANTS OUTSTANDING	WEIGHTED-AVERAGE EXERCISE PRICE
Warrants outstanding January 1, 2006	2,448,982	$3.31
Warrants exercised	199,547	1.62
Warrants cancelled	2,069	1.85
Warrants outstanding March 31, 2006	2,247,366	$3.47

The Company currently awards stock option grants under the “2003 Stock Option Plan” and the “2004 Stock Incentive Plan.” Under the 2003 plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 1,000,000 shares of its common stock. Under the 2004 plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 4,000,000 shares. Historically, stock options issued under these plans primarily vest ratably on an annual basis over the vesting period, which has generally been three years.

The following table summarizes information about stock options outstanding at March 31, 2006 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	NUMBER OF SHARES SUBJECT TO OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding January 1, 2006	2,452,887	$1.01
Options granted	--	--
Options cancelled	--	--
Options exercised	110,000	2.39
Outstanding March 31, 2006	2,342,887	0.94	8.22	$22,393,704
Exercisable at March 31, 2006	1,194,575	0.65	7.88	$11,765,905

The total aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was $557,700. Under SFAS No. 123R, there was approximately $186,000 of compensation cost related to employee stock options recognized in the operating results for the three months ended March 31, 2006, $86,000 of which was included in the general and administrative expenses and $100,000 of which was included in the research and development expenses. For the three months ended March 31, 2006, the Company recognized no costs related to non-employee stock options, compared to $19,731 of stock-based compensation expense recognized in the same period for 2005. All of the employee compensation costs recognized under SFAS No.123R for the three months ended March 31, 2006 were for options granted in prior years as the Company did not grant any additional options under any of the stock options plans during that period. As of March 31, 2006, we estimate that there was $1.0 million in total, unrecognized compensation costs related to non-vested share based compensation arrangements, which is expected to be recognized over a weighted average period of 1.56 years.

Effective January 1, 2006, we adopted the provisions of SFAS No.123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS No.123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In applying SFAS No. 123R, we estimated the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to our Company, including: industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as permitted by the SEC’s Staff Accounting Bulletin No.107, we used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which we will be required to adopt another method to determine expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. The Company has calculated the forfeiture rate, as required by SFAS No. 123R, by taking the average of options forfeited each year as a percentage of average total options outstanding for the year. Based on our historical information, we currently estimate that 10% of our stock options awarded will be forfeited.

Prior to January 1, 2006, we accounted for option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under the guidelines of APB No. 25, we were only required to record a charge for grants of options to employees if on the date of grant they had an “intrinsic value” which was calculated based on the excess, if any, of the market value of the option over the exercise price. For purposes of comparison, we calculated the pro forma net loss for the three months ended March 31, 2005 as if all options had originally been calculated consistent with the requirements of SFAS No. 123R, adding back to the net loss all compensation expense recognized using the intrinsic value method, as described in APB No. 25.

Three Months Ended
March 31, 2005

Net loss, as reported	$(2,416,875)
Add: Total stock-based employee compensation cost determined under intrinsic value method for stock options granted under APB No.25	208,651
Deduct: Total stock-based employee compensation expense determined under the fair value method under SFAS No.123	(211,781)
Pro forma net loss	$(2,420,005)

Loss per share of common stock:	$(0.18)
Basic - as reported
$(0.18)

We did not grant any share-based compensation awards in the three months ended March 31, 2006. The following table summarizes the assumptions used in applying the Black-Scholes option pricing model to determine the fair value of options granted during the three months ended March 31, 2005:

Three months ended
March 31, 2005

Expected volatility	0.8
Expected term (years)	6.0
Risk-free interest rate	3.71%
Dividend yield	0.0%

NOTE 5. INVESTMENT IN EQUITY SECURITIES

During October 2004, the Company acquired 400,000 shares of common stock from NovaDel Pharma, Inc. (“NovaDel”) for $2.50 a share. We paid a premium of $0.91 per share over the market value of the NovaDel shares, which was $1.59 on the purchase date. Of the $1.0 million paid for the 400,000 shares, the premium of $0.91 per share, or $364,000, was expensed upon acquisition. The remaining fair market value of $636,000 was recorded as an available-for-sale security. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2006 and thereafter as marketable equity securities. As of March 31, 2006, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive income. The following is a summary of the Company's available-for-sale securities at March 31, 2006:

March 31, 2006
		Gross	Gross
	Original	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Shares of NovaDel
Pharma Inc.	$636,000	$60,000	$--	$696,000

NOTE 6. RESTRICTED CASH

On March 16, 2006, the Company entered into an escrow agreement with Inex Pharmaceuticals, Inc. (“Inex”) and a third party escrow agent. Pursuant to the terms of the escrow agreement, the Company deposited with the escrow agent $500,000 in cash and 111,857 shares of its common stock and Inex deposited the cash sum of $150,000. In connection with the escrow agreement, the Company and Inex also entered into a letter of intent dated March 16, 2006 that set forth certain proposed non-binding terms of a transaction in which the Company would license (or sublicense) from Inex the right to develop and commercialize technologies relating to three oncology product candidates. The terms of the escrow agreement provided that if the parties failed to complete the transactions contemplated by the letter of intent, then the respective deposits of the Company and Inex would be disbursed to the party causing such failure, or to the party making the deposit in the event the failure to complete the transaction was caused by neither party. The Company and Inex completed the transactions contemplated by the letter of intent on May 6, 2006. See Note 8.A.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS

The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $687,000 at March 31, 2006.

The Company entered into a written two year employment agreement with its Vice President of Business Development on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $500,000 at March 31, 2006.

The Company entered into a written three year employment agreement with its Vice President and Chief Medical Officer on October 21, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $380,000 at March 31, 2006.

NOTE 8. SUBSEQUENT EVENT

A. Transaction with Inex Pharmaceuticals Corporation

On May 6, 2006, the Company entered into a license agreement with Inex, a Vancouver, British Columbia-based biotechnology company.  Pursuant to the license agreement, the Company received an exclusive, worldwide license to patents, technology and other intellectual property relating to three product candidates held by Inex: Marqibo (vincristine sulfate) Sphingosomal Injection, sphingosomal vinorelbine and sphingosomal topotecan.  Under the license agreement the Company also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the University of Texas M.D. Anderson Cancer Center, or MDACC.  MDACC consented to the sublicense. In addition, the Company entered into a sublicense agreement with Inex and the University of British Columbia, or UBC, which licenses to Inex other patents and intellectual property relating to the technology used in Marqibo, sphingosomal vinorelbine and sphingosomal topotecan.  Further, Inex assigned to the Company its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Inex had licensed additional patents and intellectual property relating to the three sphingosomal product candidates.

In consideration for the license, sublicense and assignments from Inex, the Company paid to Inex aggregate consideration of $11.5 million, consisting of $1.5 million in cash and 1,118,568 shares of its common stock. The shares of common stock were valued at $10.0 million or $8.94 per share, which was the weighted average price of the Company’s common stock during the 20 trading days prior to the parties’ March 16, 2006 letter of intent.  The Company also agreed to pay to Inex a royalty on net sales of the licensed products upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates.  At the Company’s election, the milestone payments may be paid in shares of our common stock.  In addition, the Company assumed all of Inex’s royalty, milestone and other payment obligations owing to its licensors relating to the intellectual property underlying the three product candidates. The milestones and other payments may include annual license maintenance fees of up to $155,000 as well as $2.5 million in milestone payments.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under the license agreement with Inex, the Company is solely responsible for the development of the licensed sphingosomal technologies and agreed to use its commercially reasonable efforts to conduct the clinical trials necessary to obtain regulatory approval of Marqibo, sphingosomal vinorelbine and sphingosomal topotecan, and to prepare and file the appropriate regulatory submissions for each product candidate.  In addition, the Company agreed to undertake all activities customarily associated with sales of pharmaceutical products, including pre and post-launch activities.

The Company agreed to register for resale the 1,118,568 shares of our common stock issued to Inex on or before July 5, 2006, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission on or before November 5, 2006.  If we do not file the registration statement by July 5, 2006, or if the registration statement is not declared effective by November 5, 2006, then we must issue to Inex, in either case, a number of additional shares our common stock equal to 2% of the shares issued at the closing of the transaction.  Inex has agreed that it will not sell more than 25% of the shares issued in the transaction in each three-month period commencing on the effective date of the registration statement.

B. Stock Option Grants

The number of outstanding employee stock options as of March 31, 2006 shown in the Note 3 above does not include options to purchase 1,319,976 shares, of which options to purchase 12,000 shares were issued to non-employees. The grant of such options became effective upon the approval by the Company’s stockholders of the 2004 Stock Incentive Plan at the Company’s Annual Meeting of Stockholders held May 9, 2006. The vesting term for these stock options granted to employees is between one and three years and the weighted average exercise price is $4.80 and have a term of 10 years. These options will be valued using the Black Scholes option pricing model and expense will be recognized accordingly starting in the three months ended June 30, 2006. The weighted average exercise price is below the fair market value on May 9, 2006, the grant date, as the exercise price is equal to the stock price on the date of hire for all employees.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes accompanying those statements included elsewhere in this Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part II of this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a South San Francisco, California-based, development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since our inception in December 2002, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.

We currently have six products in development:

•
ZensanaTM (ondansetron HCI) Oral Spray - Bioequivalent to 8mg Oral Zofran Tablet with Multidose Convenience and Desirable Route of Administration. We believe that Zensana, which we licensed from NovaDel Pharma, Inc. in October 2004, is the only multidose oral spray product candidate currently in development which utilizes a micro mist spray technology to deliver full doses of ondansetron to patients experiencing chemo- and radiotherapy-induced nausea and vomiting. Ondansetron, a selective blocking agent of the hormone serotonin, is an FDA-approved drug that is commonly used in tablet form to prevent chemotherapy- and radiation-induced and post-operative nausea and vomiting. Many patients receiving chemo and radiation therapy have difficulty swallowing and are potentially unable to tolerate other forms of ondansetron and other therapies intended to prevent nausea and vomiting, known as antiemetics. We believe that the convenience of drug delivery via a spray may offer a desirable alternative to tablets and other forms of ondansetron. In addition, we believe that drug delivery via a spray to the oral mucosa may avoid degradation of the drug in the gastrointestinal tract and metabolism by liver enzymes. All spray pump components used in our clinical trials for Zensana are standard components, and with the exception of the oral applicator, are currently being used for DDAVP® Nasal Spray manufactured for Aventis Pharmaceuticals Inc. by Ferring AB. The oral applicator is currently being used for Lamisil® Spray marketed by Novartis AG. We completed certain limited clinical trials of Zensana related to bioequivalence and bioavailability in early 2006, and hope to file an NDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, in the second quarter of 2006. If approved by the FDA, we intend to commercially launch Zensana in the United States in 2007.

•
Marqibo (vincristine sulfate) Liposomes Injection - A Novel Targeted Anti-Cancer Compound for Non-Hodgkin’s Lymphoma and Acute Lymphocytic Leukemia. Marqibo, which we licensed from Inex Pharmaceuticals Corporation, or Inex, in May 2006, is a novel, targeted sphingosome encapsulated formulation of the FDA-approved cancer drug vincristine. Sphingosomal drug delivery consists of using an FDA-approved cancer agent (such as vincristine) encapsulated in a lipid envelope. The encapsulated agent is carried through the bloodstream and delivered to disease sites where it is released to carry out its therapeutic action. We believe sphingosomal encapsulation of vincristine significantly increases drug delivery to tumors and provides prolonged drug exposure for cell-cycle specific agents. Targeted sphingosomal drugs are designed to spare healthy tissues, selectively accumulate inside the tumor, and sustain cytotoxic drug levels for a longer period of time at the tumor site. Therefore, we believe that Marqibo possesses a potential pharmacologic advantage over vincristine in terms of dose intensity and toxicity. Based on clinical trials in over 500 patients to date, we intend to request regulatory authorization to commence a Phase III clinical trial of Marqibo in hematological malignancies in the second half of 2006.

•
Talotrexin (PT-523) - A Novel Antifolate for Solid and Hematological Malignancies. Talotrexin, which we licensed from Dana-Farber Cancer Institute, Inc., or DFCI, and Ash Steven, Inc. in December 2002, is a novel antifolate drug candidate under development for treatment of various types of tumors. Antifolates, also known as folic acid analogs, are a class of cytotoxic or antineoplastic agents which inhibit or prevent the maturation and proliferation of malignant cells. Antifolates have been used for more than 30 years to treat both solid and hematological cancers such as breast cancer and ALL, as well as inflammatory diseases such as rheumatoid arthritis. Talotrexin has demonstrated enhanced antitumor activity in a broad spectrum of cancer models by targeting the enzyme DHFR to prevent DNA synthesis in tumor cells and inhibit tumor growth. Preclinical studies performed by the DFCI and the National Cancer Institute, or NCI, suggest that Talotrexin, as compared to methotrexate, the most widely used antifolate, enters into cells up to 10 times more efficiently and demonstrates 10- to 100-fold more potency in overcoming polyglutamation, a well-established mechanism of antifolate resistance. Talotrexin also binds more tightly to its anti-tumor target DHFR, which we believe may further inhibit tumor growth. We commenced a Phase I clinical trial in solid tumors in February 2005, a Phase I/II clinical trial in NSCLC in March 2004, and a Phase I/II clinical trial in ALL in May 2005.

•
Ropidoxuridine (IPdR) - Oral Prodrug to Enhance Radiation Therapy for Brain and Other Cancers. Ropidoxuridine, which we licensed from Yale University and the Research Foundation of State University of New York in February 2004, is a novel oral prodrug of the radiation sensitizer IUdR. Data from Phase II clinical trials performed by the NCI on IUdR suggested a potential survival advantage in patients with anaplastic astrocytoma, a type of brain tumor. Due to its toxicity profile, however, IUdR was never developed beyond Phase II. In preclinical studies conducted at Yale University and the NCI, ropidoxuridine suggested improved activity with a significantly lower toxicity profile, including lower gastrointestinal and hematological side effects. Preclinical studies have also demonstrated that ropidoxuridine has a dose responsive and synergistic effect when combined with radiation in human glioblastoma models. We have commenced a Phase I clinical trial assessing the safety, toxicity and pharmacokinetics of ropidoxuridine in patients with solid tumors undergoing radiation therapy.

•
Sphingosome Encapsulated Vinorelbine - A Novel Targeted Anti-Cancer Compound for Breast and Lung Cancer. Sphingosome encapsulated vinorelbine is our proprietary formulation of vinorelbine, a microtubule inhibitor that is FDA-approved for use as a single agent or in combination with cisplatin for the first-line treatment of unresectable, advanced NSCLC. We obtained the rights to develop and commercialize sphingosome encapsulated vinorelbine from Inex in May 2006. Sphingosome encapsulated vinorelbine is in preclinical development and we plan to request regulatory authorization to commence Phase I clinical trials in the second half of 2006.

•
Sphingosome Encapsulated Topotecan - A Novel Targeted Anti-Cancer Compound for Small-Cell Lung Cancer and Ovarian Cancer. Sphingosome encapsulated topotecan is our proprietary formulation of topotecan, a topoisomerase I inhibitor that is FDA-approved for use in relapsed small-cell lung cancer and in relapsed ovarian cancer. We obtained the rights to develop and commercialize sphingosome encapsulated topotecan from Inex in May 2006. Sphingosome encapsulated topotecan is in preclinical development and we plan to we expect to file an IND in the second half of 2006 and to initiate clinical trials in 2007.

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

Since our inception in December 2002, we have completed four financings resulting in total gross proceeds of $32.4 million, before selling commissions and related offering expenses. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007, when we expect to commercially launch Zensana. In addition, as we continue the development of our remaining product pipeline, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. For the three months ended March 31, 2006, compensation expense for options granted to employees represents the amortization over the vesting period if unvested options granted prior to January 1, 2006 of the fair value.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Financial Accounting Standards Board Statement FAS 123(R) as discussed below.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations, and the disclosure-only provisions of SFAS No. 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of March 31, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123 and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective-transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The compensation expense is calculated in accordance with the guidance in SFAS No. 123R, using the Black-Scholes option pricing model to estimate the fair value of the share based compensation. For the three months ended March 31, 2006, share based compensation expense was approximately $186,000, which consisted entirely of the amortization of the fair value of employee stock options granted in prior periods over the vesting periods. We expect to record additional future share based employee compensation expense of $1.0 million over a weighted average period of 1.56 years for the portion of the share-based compensation that had not been recognized as of March 31, 2006. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company’s net deferred tax assets and our net operating loss carryforwards. We expect quarterly stock-based compensation expense to increase for the remainder of 2006.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

General and administrative expenses. For the three months ended March 31, 2006, general and administrative (“G&A”) expense was $983,975 as compared to $707,213 for the three months ended March 31, 2005. The increase of $276,762 is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $148,000, including a decrease of $33,000 in employee related stock-based compensation expense due to the implementation of SFAS No.123R in accounting for employee stock options. For the three months ended March 31, 2006, we also incurred an increase of approximately $66,000 in associated professional fees. This increase is mostly attributed to increased non-employee director compensation, as well as accounting fees over the prior year. For the three months ended March 31, 2006, rent, depreciation and other allocable expenses increased by approximately $30,000 compared to the three months ended March 31, 2005. We also incurred a $35,000 increase from the prior year in market research costs in preparation for the potential 2007 commercial launch of Zensana.

Research and development expenses. For the three months ended March 31, 2006, research and development (“R&D”) expense was $2.6 million as compared to $1.7 million for the three months ended March 31, 2005. The increase of approximately $900,000, or approximately 53%, is due primarily to an increase in of $440,000 in expenses for the clinical development of our product pipeline. These clinical costs included the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection. For the three months ended March 31, 2006, the Company incurred increased salary, employee benefits and other personnel related costs of approximately $270,000 as compared to the three months ended March 31, 2005, including an increase of $11,000 in employee related stock-based compensation expense. Professional fees and other allocable expenses increased by approximately $50,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.  License milestone expenses increased $100,000 for the three months ended March 31, 2006 compared to the same period in 2005, related to the Company achieving certain milestones during the quarter.

We anticipate that research and development expenses will continue gradually increasing in 2006 and substantially in subsequent years as we increase our research and development efforts and as our existing product candidates proceed through preclinical studies and more costly clinical studies. In particular, we expect our research and development expenses to increase through the later half of 2006 and beyond if Marqibo enters a Phase III clinical trial in late 2006. Actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

Interest income, net. For the three months ended March 31, 2006, net interest income was $135,326, compared to net interest income of $19,567 for the three months ended March 31, 2005. The increase of approximately $116,000 resulted from our increased cash balance deposited in interest bearing money market accounts due to two additional equity financings completed in 2005. In addition, rising interest rates over the last 12 months have lead to higher interest returns on our money market accounts.

Other expense, net. For the three months ended March 31, 2006, net other expense was $7,892 as compared to net other expense of $7,504 for the corresponding period of the previous year.

Liquidity and Capital Resources

From inception to March 31, 2006, we have incurred an aggregate net loss of $21.5 million, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through March 31, 2006, we have raised a net increase in cash and cash equivalents of $13.9 million. This increase primarily resulted from net cash provided by financing activities of $32.1 million from inception through March 31, 2006, substantially all of which was derived from our three private placements which resulted in aggregate net proceeds to us of $30.8 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $16.8 million and net cash used in investing activities of $1.4 million for the cumulative period from inception to March 31, 2006.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2006, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our six product candidates, including three to be developed under a license agreement dated May 6, 2006, we anticipate that research and development expenses will continue to increase in 2006 and substantially in subsequent years as we increase our efforts and as our existing product candidates proceed through preclinical studies and more costly clinical studies. In particular, because we plan to initiate a Phase III clinical trial of Marqibo in hematological malignancies by the end of 2006, we expect our research and development expenses to increase significantly the second half of 2006 and beyond. We estimate that we will have sufficient cash on hand to fund clinical development through 2006. However, we may seek to raise additional capital before year-end 2006 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever. In April 2006, we filed a shelf registration statement with the SEC. The registration statement provides for the offering of up to $75 million of our common stock. We may offer these securities from time to time and at such times as we believe a plan of financing is in our best interests.

Financings. In February 2004, we received gross proceeds of approximately $4.7 million through the sale of 2,802,989 shares of our common stock. In connection with this offering, we paid commissions and other offering-related expenses consisting of $341,979 in cash and issued a 5-year warrant to purchase 277,331 shares of our common stock to Paramount BioCapital, Inc., who served as placement agent, for their services rendered.

Immediately prior to the EMLR - Hana Biosciences merger in July 2004, we received gross proceeds of $8.0 million through the sale of 2,395,210 shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at the holder's election into 1.410068 common shares. On January 18, 2005, the effective date of the registration statement covering the resale of the common shares issuable upon conversion of the Series A Preferred Stock, the Series A Preferred Stock automatically converted into 3,377,409 shares of common shares.

On April 22, 2005, we completed a private placement of 3,916,082 shares of our common stock at a price of $1.28 per share, resulting in gross proceeds to us of approximately $5.0 million. In connection with the private placement, we issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share, of which warrants to purchase an aggregate of 997,791 shares remain outstanding.  The terms of the warrants provide that we may, at our option, redeem the warrants after such time that the average closing price of our common stock exceeds $3.14 per share for a 30-day period, which condition was satisfied in August 2005.  Accordingly, we may, at our election, redeem the warrants, at a redemption price of $0.01 per warrant share, at any time upon 30 days’ prior written notice to the warrant holders.  The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, we paid an aggregate of approximately $321,000 in commissions to placement agents.  Included in the amounts paid to placement agents were $52,500 in commissions and warrants to purchase 58,593 shares of common stock to Paramount BioCapital, Inc., a related party. We also incurred approximately $14,000 of legal expenses for the private placement.

On October 19, 2005, we completed a private placement of 3,686,716 shares of our common stock. Of the total number of shares sold, 3,556,000 shares were sold at a price of $4.00 per share and 130,716 shares were sold to executive officers and affiliates of a director of our company at a price of $4.59 per share, which resulted in total gross proceeds to us of approximately $14.8 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 737,343 shares at an exercise price of $5.80 per share. In connection with the private placement, we paid an aggregate of approximately $1.0 million in commissions to placement agents and issued 5-year warrants to purchase an aggregate of 253,306 shares at an exercise price of $5.80 per share. We also incurred approximately $77,500 of legal and other expenses paid to placement agents.

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our six product candidates, over the next 12 months we estimate that we will need approximately $11.6 million in order to fund our research and development activities, including amounts to milestone payments that we expect to be triggered under the license agreements relating to our product candidates. The remaining amount is devoted to salaries associated with those individuals in the research and development department as well as and the manufacturing and clinical trial costs for our six product candidates. We estimate that we will have sufficient capital to fund our research and development activities through 2006.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	costs associated with conducting preclinical and clinical testing;

•	costs associated with commercializing our lead programs, including establishing sales and marketing functions;

•	costs of establishing arrangements for manufacturing our product candidates;

•	costs of acquiring new drug candidates;

•	payments required under our current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of increased general and administrative expenses.

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

Plan of Operation

Our plan of operation for the year ending December 31, 2006 is to continue implementing our business strategy, including the clinical development of our six product candidates. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our six product candidates.

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our six product candidates, over the next 12 months we expect to spend approximately $11.6 million on clinical development (including milestone payments of $3.5 million that we expect to be triggered under the license agreements relating to our product candidates), $1.8 million on general corporate, and $120,000 on facilities rent. We expect to have completed the remaining Phase I clinical trials in Talotrexin. These clinical trials include those in solid tumors and adult lymphoblastic leukemia, or ALL. In addition we expect to initiate Phase II clinical trials in cervical cancer and relapsed or refractory gastric cancer as well as a Phase I clinical trial in pediatric solid tumors. In addition, we plan to initiate at least one Phase III clinical trial for Marqibo hematological malignancies. We also expect to complete our Phase I clinical trial in ropidoxuridine and to file an NDA in Zensana.

 Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonable ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. Our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

Since our business does not currently generate any cash flow, however, we may need to raise additional capital to continue development of our product candidates beyond 2006. If we are to raise such capital, we expect to raise it primarily by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to discontinue or scale-back our development efforts relating to one or more of our product candidates our out-license our rights to our product candidates to a third party, any of which would have a material adverse effect on the prospects of our business.

Zensana (ondansetron HCl) Oral Spray -1. Since acquiring our rights to Zensana in October 2004, we have incurred $1.9 million of project costs related to our development through March 31, 2006, of which $1.0 million was incurred in the three months ended March 31, 2006 and $0.9 million was incurred in fiscal 2005. We completed our pivotal clinical trials of Zensana in early 2006, and are expecting to file an NDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act in the second quarter of 2006. If approved by the FDA, we intend to commercially launch Zensana in the United States in 2007. We estimate that we will need to expend at least an additional $6.1 million before we receive FDA approval for Zensana, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval. We expect that it will take an additional year until we will have completed development and obtained FDA approval of Zensana, if ever.

Marqibo®. We only acquired the exclusive world-wide rights to develop and commercialize Marqibo in May 2006 and, therefore, have not spent any funds in the development of Marqibo. We plan to initiate a Phase III clinical trial in the second half of 2006 and believe we will need to spend approximately $800,000 in 2006 to fund our research and development efforts. We estimate that we will need to expend at least an aggregate of approximately $20 million in order for us to obtain FDA approval for Marqibo, if ever. We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Talotrexin. From inception through March 31, 2006, we have incurred $3.0 million of costs related to our development of Talotrexin, of which $1.3 million, $1.0 million and $272,205 was incurred in fiscal 2005, 2004 and 2003, respectively. For the three months ended March 31, 2006, we incurred $446,725 of costs in the development of Talotrexin. We believe we currently have sufficient capital to fund our planned development activities of Talotrexin through 2006. We estimate that we will need to expend an aggregate of approximately $70 million in order to complete development of Talotrexin, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development we expect that it will take an additional four to five years before we complete development and obtain FDA approval of Talotrexin, if ever.

Ropidoxuridine (IPdR). Since acquiring our rights to ropidoxuridine in February 2004, we have incurred $1.6 million of project costs related to our development of ropidoxuridine through March 31, 2006, of which $834,900 and $656,251 were incurred in fiscal 2005 and 2004 respectively. For the three months ended March 31, 2006, we incurred approximately $71,000 of project costs related to the development of ropidoxuridine. Currently, we estimate that we will need to expend at least an additional $48.4 million until we receive FDA approval for ropidoxuridine, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 5 or 6 years until we will have completed development and obtained FDA approval of ropidoxuridine, if ever. We believe we currently have sufficient capital to fund our development activities of ropidoxuridine through 2006.

Sphingosome Encapsulated Vinorelbine and Sphingosome Encapsulated Topotecan. Along with our rights to Marqibo, we only acquired our rights to develop and commercialize sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan in May 2006 in connection with our license transaction with Inex Pharmaceuticals Corporation. We have not yet expended any funds to develop either of these product candidates and have not yet formulated our development plans and budgets.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is principally confined to our cash and cash equivalents and our investment in NovaDel Pharma, Inc. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our investment in NovaDel. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have no impact on the carrying value of our portfolio. Our outstanding capital lease obligations are fixed rates, and therefore, have minimal exposure to changes in interest rates. We did not hold any derivative instruments as of March 31, 2006, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related to Our Business

We are a development stage company with a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

We are a development stage company with a limited operating history. We have never generated revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2005 and the three months ended March 31, 2006, we had net losses of $10.0 million and $3.4 million, respectively. From our inception in December 2002 through March 31, 2006, we have incurred a net loss of $21.5 million.

We expect our cash requirements to increase substantially in the foreseeable future as we:

•	continue to undertake preclinical development and, if and when permitted by appropriate regulatory agencies, clinical trials for our current and new product candidates;

•	seek regulatory approvals for our product candidates at the appropriate time in the future;

•	implement additional internal systems and infrastructure;

•	seek to acquire additional technologies to develop; and

•	hire additional personnel.

We expect to incur losses for the foreseeable future as we fund our operations and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Even if we succeed in developing and commercializing one or more of our product candidates, which success is not assured, we may not be able to generate significant revenues. Even if we do generate significant revenues, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

If we are not able to successfully develop and commercialize Zensana in the United States, we may not generate sufficient revenues to continue our business operations.

None of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for and commercialize potential drug candidates is long, complex and costly. We expect to submit a New Drug Application, or NDA, for our lead product candidate Zensana, to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2006. We licensed Zensana from NovaDel Pharma, Inc., or NovaDel, in October 2004. If approved, we expect to commercially launch Zensana in the United States in 2007. Another of our product candidates, Marqibo, is currently only in Phase II clinical trials. We anticipate requesting authorization to commence a Phase III clinical trial of Marqibo in relapsed acute lymphocytic leukemia, or ALL, in the second half of 2006. We licensed Marqibo from Inex Pharmaceuticals Corporation, or Inex, in May 2006. Our other four product candidates are in early stages of clinical development.

We have no internal discovery capabilities and rely solely on our ability to license or acquire product candidates. As a result, our ability to generate revenues from product sales in the foreseeable future depends on our ability to complete development, obtain regulatory approval for and successfully commercialize Zensana in the United States in a timely manner. If we are unable to successfully commercialize Zensana in the United States, we may not be able to earn sufficient revenues to continue our business without raising significant additional capital, which may not be available. Pursuant to our license agreement with NovaDel, we do not have the right to develop and commercialize Zensana outside the United States and Canada.

If we fail to acquire and develop other product candidates we may be unable to grow our business.

        We intend to acquire rights to develop and commercialize additional product candidates. Because we currently neither have nor intend to establish internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and academic and other researchers to sell or license us their product candidates. The success of our strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates.

        Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical, biopharmaceutical and biotechnology companies, many of which have significantly more experience than us and have significantly more financial resources than we do. Our competitors may have stronger relationships with certain third parties with whom we are interested in partnering, such as academic research institutions, and may, therefore, have a competitive advantage in entering into partnering arrangements with those third parties. We may not be able to acquire rights to additional product candidates on terms that we find acceptable, or at all.

        We expect that any product candidate to which we acquire rights will require significant additional development and other efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe or effective for approval by regulatory authorities. Even if our product candidates are approved, they may not be manufactured or produced economically or commercialized successfully.

If we are unable to successfully manage our growth, our business may be harmed.

In the future, if we are able to advance our product candidates to the point of, and thereafter through, clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. Any future growth will place a significant strain on our management and on our administrative, operational and financial resources. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We are actively evaluating additional product candidates to acquire for development. Such additional product candidates, if any, could significantly increase our capital requirements and place further strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing product candidates. We must manage our development efforts and clinical trials effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing Hana.

We may need to raise additional capital to fund our operations. If we are unable to raise additional capital when needed, we may have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

        We expect to incur losses at least until we can successfully commercialize one or more of our product candidates. We expect that we will require additional financing to fund our development programs and to expand our infrastructure and commercialization activities. Net cash used in operating activities was $3.2 million for the three months ended March 31, 2006 and $8.5 million in 2005. If we fail to obtain the necessary financing, we will not be able to fund our operations. We have no committed sources of additional capital. We do not know whether additional financing will be available on terms favorable to us when needed, if at all. If we fail to advance our current product candidates to later stage clinical trials, successfully commercialize Zensana, or acquire new product candidates for development, we will have difficulty obtaining additional financing. Our future capital requirements depend on many factors, including:

•	costs associated with conducting preclinical and clinical testing;

•	costs associated with commercializing our lead programs, including establishing sales and marketing functions;

•	costs of establishing arrangements for manufacturing our product candidates;

•	costs of acquiring new drug candidates;

•	payments required under our current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of increased general and administrative expenses.

        To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. We may grant future investors rights superior to those of the common stock. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

We rely on key executive officers and their experience and knowledge of our business would be difficult to replace in the event any of them left Hana.

We are highly dependent on Mark Ahn, our president and chief executive officer, Fred Vitale, our vice president and chief business officer, Gregory Berk, our senior vice president and chief medical officer, and John Iparraguirre, our vice president and chief financial officer. Dr. Ahn’s, Mr. Vitale’s and Dr. Berk’s employment are governed by written employment agreements. Dr. Ahn’s and Mr. Vitale’s employment agreements each provide for terms that expire in November 2008. Dr. Berk’s employment term under his agreement expires in November 2007. Mr. Iparraguirre does not have a written employment agreement with us. Dr. Ahn, Mr. Vitale, Dr. Berk and Mr. Iparraguirre may terminate their employment with us at any time, subject, however, to certain non-compete and non-solicitation covenants. The loss of the technical knowledge and management and industry expertise that would result in the event Dr. Ahn left Hana could result in delays in the development of our product candidates, and divert management resources. The loss of Mr. Vitale could impair our ability to expand our product development pipeline and commercialize our product candidates, which may harm our business prospects. The loss of Dr. Berk could impair our ability to initiate new and sustain existing clinical trials, as well as identify potential product candidates. The loss of Mr. Iparraguirre could impair our ability to obtain additional financing. We do not carry “key person” life insurance for any of our officers or key employees.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the San Francisco Bay Area where we are headquartered, is intense, and we cannot be certain that our search for such personnel will be successful. Our ability to attract and retain qualified personnel is critical to our success.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	withdrawal of prior governmental approvals;

•	costs of related litigation;

•	substantial monetary awards to patients;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize our product candidates.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We currently do not carry product liability insurance but instead maintain a $5 million clinical trial insurance policy for our ongoing Phase I and Phase I/II clinical trials of one of our product candidates, Talotrexin (PT-523). Even if our agreements with any future collaborators entitle us to indemnification against damages from product liability claims, such indemnification may not be available or adequate should any claim arise.

We may experience difficulty integrating our newly acquired sphingosomal product candidates into our business.

In May 2006, we licensed the rights to develop and commercialize three sphingosomal product candidates, including Marqibo, from Inex, which doubled the size of our product candidate pipeline. If all necessary regulatory approvals are obtained, we plan to initiate a Phase III clinical trial in ALL in Marqibo in the second half of 2006, and Phase I clinical trials in two of our other product candidates, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan, in 2007. We need FDA and other approvals before we can pursue our clinical trials and there is no assurance we will be able to obtain such approvals. Moreover, we will be required to devote substantial capital and personnel resources to our newly-acquired product candidates in order to attempt to successfully continue their development. If we fail to devote sufficient resources to the development of these product candidates, or if our focus on the new sphingosomal product candidates diverts our attention from the development of Zensana and other product candidates, we will not realize the intended benefits from the recently-completed transaction and our business will suffer.

Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of Our Product Candidates

If we are unable to obtain regulatory approval to sell our lead product candidate, Zensana, or another product candidate, Marqibo, our business will suffer.

We believe we have completed or may otherwise rely upon all required clinical trials, whether conducted by us or others, relating to Zensana and expect to submit our NDA for Zensana to the FDA in the second quarter of 2006 pursuant to Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) of the FDCA is the section describing NDAs for which at least some of the investigations relied upon by the applicant for approval of the application were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. While we believe Section 505(b)(2) is applicable to Zensana, it is possible that the FDA could disagree and require us to utilize another type of NDA submission, which would require significantly more clinical studies and/or other data collection or analysis. Additionally, in reviewing our NDA, the FDA may require us to conduct additional extensive clinical or non-clinical trials or other analysis or may reject our NDA for a variety of other reasons. If the FDA requires us to complete additional clinical trials relating to Zensana before it will consider approving our NDA, or if non-clinical or other information is requested, the timing of our planned commercial launch for Zensana may be significantly delayed or even precluded and we may be required to incur substantial additional expenses. Depending on the types of studies or other analysis required by the FDA, we may never be able to establish that Zensana is safe for use or effective in use and, thus, may never be able to sell Zensana. Furthermore, because the oral ondansetron formulation on which our Section 505(b)(2) application is based is protected by two unexpired patents and pediatric exclusivity, it is possible that the approval, if any, of our Section 505(b)(2) application may be delayed as a result of patent infringement litigation. Finally, even if Zensana is approved by the FDA, such approval may be materially modified or withdrawn by the FDA for a variety of reasons.

We recently licensed Marqibo from Inex. Marqibo is not currently permitted to be commercially used. Inex submitted an NDA pursuant to Section 505(b)(2) for accelerated marketing approval of Marqibo primarily based upon a single arm, Phase II clinical trial, which was reviewed by the FDA in 2004 and 2005. In January 2005, the FDA issued a not approvable letter to Inex for the Marqibo NDA for the treatment of patients with relapsed refractory NHL previously treated with at least two chemotherapy regimens. The FDA’s not approvable letter cited a variety of reasons for not approving the NDA, including the following:

•	The information presented by Inex was inadequate and contained clinical deficiencies;

•	The information presented by Inex failed to provide evidence of an effect on a surrogate that is reasonably likely to predict clinical benefit;

•	The information presented by Inex contained chemistry, manufacturing and control deficiencies;

•	A supportive study in NHL patients and ALL patients was not well conducted or well controlled; and;

•	The information presented by Inex did not demonstrate an improvement over available therapy.

31

In rejecting the NDA, the FDA recommended that, if Inex planned to pursue development of Marqibo for the treatment of relapsed refractory NHL, Inex should conduct additional studies, including but not limited to randomized controlled studies comparing Marqibo to other chemotherapy regimens. Even if such studies are successfully performed, Marqibo may not receive FDA approval.

With respect to Zensana and Marqibo, additional FDA regulatory risks exist which may prevent FDA approval of these drug candidates and thereby prevent their commercial use. Additionally, if Zensana or Marqibo, or any of our product candidates are approved by the FDA, such approval may be withdrawn by the FDA for a variety of reasons, including:

•	that clinical or other experience, tests, or other scientific data show that the drug is unsafe for use under the conditions of use upon the basis of which the FDA approved the application;

•
that new evidence of clinical experience or evidence from new tests, evaluated together with the evidence available to the FDA when the NDA was approved, shows that the drug is not shown to be safe for use under the approved conditions of use;

•
that on the basis of new information presented to the FDA, there is a lack of substantial evidence that the drug will have the effect it purports or is represented to have under the approved conditions of use;

•	that an NDA contains any untrue statement of a material fact; or

•
for a drug approved under FDA’s accelerated approval regulations or as a fast track drug, if any required post-approval study is not conducted with due diligence or if such study fails to verify the clinical benefit of the drug.

Other regulatory risks may arise as a result of a change in applicable law or regulation or the interpretation thereof, and may result in material modification or revocation of prior FDA approvals.

Many of our product candidates are in early stages of clinical trials, which are very expensive and time-consuming. Any failure or delay in completing clinical trials for our product candidates could harm our business.

Our four other product candidates, Talotrexin, ropidoxuridine (IPdR), sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan, are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates. In addition to the risks set forth above for Zensana and Marqibo, which also apply to Talotrexin, ropidoxuridine, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan, these product candidates also have additional risks as each is in an earlier stage of development and review.

In 2003, we filed our Investigational New Drug Application, or IND, for Talotrexin and in March 2004 we initiated a Phase I clinical trial at Dana-Farber Cancer Institute, Inc., Massachusetts General Hospital and Beth-Israel Deaconess Hospital. We have also recently completed an open-label multicenter, multinational Phase I and II study of Talotrexin in the treatment of relapsed or refractory non-small cell lung cancer, or NSCLC, and in June 2005, we commenced an open-label, multicenter Phase I and II clinical trial of Talotrexin in the treatment of refractory leukemia. We also commenced an initial Phase I clinical trial of our product candidate ropidoxuridine in September 2005. We do not expect to request regulatory and other approvals to initiate clinical trials on sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan until 2007, if at all.

Conducting clinical trials is a lengthy, time consuming and very expensive process and the results are inherently uncertain. The duration of clinical trials can vary substantially according to the type, complexity, novelty and intended use of the product candidate. We estimate that clinical trials of our product candidates will take at least several years to complete. The completion of clinical trials for our product candidates may be delayed or prevented by many factors, including:

•	delays in patient enrollment, and variability in the number and types of patients available for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	safety issues, side effects, or other adverse events;

•	results that do not demonstrate the safety or effectiveness of the product candidates;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretation of data by the FDA.

In conducting clinical trials, we may fail to establish the effectiveness of a compound for the targeted indication or discover that it is unsafe due to unforeseen side effects or other reasons. Even if our clinical trials are commenced and completed as planned, their results may not support our product candidate claims. Further, failure of product candidate development can occur at any stage of the clinical trials, or even thereafter, and we could encounter problems that cause us to abandon or repeat clinical trials. These problems could interrupt, delay or halt clinical trials for our product candidates and could result in FDA, or other regulatory authorities, delaying approval of our product candidates for any or all indications. The results from preclinical testing and prior clinical trials may not be predictive of results obtained in later or other larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Our failure to adequately demonstrate the safety and effectiveness of any of our product candidates will prevent us from receiving regulatory approval to market these product candidates and will negatively impact our business.

In addition, we or the FDA may suspend or curtail our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in the conduct of these clinical trials or in the composition, manufacture or administration of the product candidates. Accordingly, we cannot predict with any certainty when or if we will ever be in a position to submit an NDA for any of our product candidates, or whether any such NDA would ever be approved.

If we do not obtain the necessary U.S. or foreign regulatory approvals to commercialize our product candidates, we will not be able to market and sell our product candidates.

None of our product candidates have been approved for commercial sale in any country. FDA approval is required to commercialize all of our product candidates in the United States and approvals from the FDA equivalent regulatory authorities are required in foreign jurisdictions in order to commercialize our product candidates in those jurisdictions. We only possess the right to develop and commercialize Zensana within the United States and Canada. We possess world-wide rights to develop and commercialize Marqibo and our other product candidates.

In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA, demonstrating that the product candidate is safe for humans and effective for its intended use and otherwise meets the requirements of existing laws and regulations governing new drugs. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, and human tests, which are referred to as clinical trials, as well as additional information and studies. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending on the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing as well as for other purposes. To date, none of our product candidates has been approved for sale in the United States or in any foreign market. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Historically, only a small percentage of all drug candidates that start clinical trials are eventually approved by the FDA for sale. After clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

• delay or prevent commercialization of, and our ability to derive product revenues from, our product candidates;

• impose costly procedures on us;

• reduce the potential prices we may be able to charge for our product candidates, assuming they are approved for sale; and

• diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by reducing our number of saleable products and, therefore, corresponding product revenues. If we do not complete clinical trials and obtain regulatory approval for a product candidate, we will not be able to recover any of the substantial costs invested by us in the development of the product candidate.

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

Our competitive position may be harmed if we are unable to obtain orphan drug designation for the use of Talotrexin in treating ALL, or if a competitor obtains orphan drug designation and approval for treatment of ALL for a clinically superior drug.

Orphan drug designation is an important element of our competitive strategy because the latest of our licensors’ patents for Talotrexin expires in 2023. We have filed for orphan drug designation for the use of Talotrexin in treating ALL. The company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Our efforts to obtain orphan drug designation for Talotrexin may not succeed, and our failure to achieve this designation may weaken our competitive position. In addition, even if we obtain orphan drug designation and application approval, the FDA may permit other companies to market the same drug for the same designated and approved condition during our period of orphan drug exclusivity if it can be demonstrated that the drug is clinically superior to our drug. This could create a more competitive market for us. Moreover, if a competitor obtains approval of the same drug for the same indication or disease before us, we would be blocked from obtaining approval for our product for seven years, unless our product can be shown to be clinically superior.

Even if we obtain regulatory approvals for our products, the terms of approvals and ongoing monitoring and regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

        Even if regulatory approval is granted in the United States or in a foreign country, the approved product and its manufacturer, as well as others involved in the manufacturing and packaging process, remain subject to continual regulatory review and monitoring. Any regulatory approval that we receive for a product candidate may be subject to limitations on the indicated uses for which the product may be marketed, or include requirements for potentially costly post-approval clinical trials. In addition, if the FDA and/or foreign regulatory agencies approve any of our product candidates, the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-marketing information on the product will be subject to extensive regulatory requirements which may change over time. We and the manufacturers of our products, their ingredients, and many aspects of the packaging are also required to comply with current good manufacturing practice regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products or their ingredients or certain packagings, and these facilities are subject to ongoing regulatory inspection. Discovery of problems with a product or manufacturer may result in restrictions or sanctions with respect to the product, manufacturer and relevant manufacturing facility, including withdrawal of the product from the market. If we fail to comply with the regulatory requirements of the FDA and other applicable foreign regulatory authorities, or if problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;

•	warning letters or untitled letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production and/or sale; and

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

In order to market any products outside of the United States, we must establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

Even if we obtain FDA approval of any of our product candidates, that approval may be materially modified or revoked based on a variety of factors, including FDA determinations that the product candidates:

• have not been adequately studied or that the studies were not conducted properly;

• do not provide a sufficient clinical benefit;

• have one or more chemistry, manufacturing, packaging, and/or quality assurance, quality control, or other deficiencies;

• do not provide an improvement over available therapy; and

• are not (or are no longer) safe or effective.

Additionally, a change in applicable law or regulation, or the interpretation thereof, may result in material modification or revocation of prior FDA approvals.

Because we are dependent on clinical research institutions and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. For example, our current Phase I clinical trial for Talotrexin is being conducted by Dana-Farber Cancer Institute, Inc., Massachusetts General Hospital and Beth-Israel Deaconess Hospital. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Our reliance on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Ferring AB supplied us with our clinical supplies of Zensana, including the spray pump and oral applicator used to deliver the drug. We have not entered into an agreement with Ferring AB or any other third party for the commercial manufacture of Zensana but expect to do so with Ferring AB prior to commercialization. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and/or commercial needs, if any.

•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, but we will be ultimately responsible for any of their failures.

•
If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation. This may prohibit us from seeking alternative or additional manufacturers for our products.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

Risks Related to Our Ability to Commercialize Our Product Candidates

Our success depends substantially on Zensana and Marqibo, which are still under development and require further regulatory approvals. If we are unable to commercialize either or both of Zensana or Marqibo, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be diminished.

     We concluded bioavailability and bioequivalent clinical trials of Zensana, our most advanced product candidate, in early 2006 and we are expecting to file an NDA with the FDA in the second quarter of 2006. If approved, we expect to commercially launch Zensana in the United States in 2007. We anticipate requesting authorization to commence a Phase III clinical trial of Marqibo, our second most advanced product candidate, in the second half of 2006. We have invested a significant portion of our time and financial resources in the development of these two programs. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Zensana.

All of our other product candidates are in the very early stages of development. Any of our product candidates could be unsuccessful if they:

•	do not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise do not meet applicable regulatory standards for approval;

•	do not offer therapeutic or other improvements over existing or future therapies used to treat the same conditions;

•	are not capable of being produced in commercial quantities at acceptable costs or pursuant to applicable rules and regulations; or

•	are not accepted in the medical community and by third-party payors.

        We do not expect Zensana to be commercialized until 2007, if at all. If we are unable to commercialize our product candidates, we will not generate product revenues. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown.

If we are unable either to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will be unable to commercialize our product candidates successfully.

          We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit financial and managerial resources to develop marketing capabilities and a salesforce with technical expertise and with supporting distribution capabilities. If approved by the FDA, we intend to market Zensana in the United States with our own specialized oncology salesforce of approximately 30 people. Factors that may inhibit our efforts to commercialize Zensana and our other product candidates, if approved, directly and without strategic partners include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

          If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing Zensana and our product candidates, which would harm our business. If we rely on pharmaceutical or biotechnology companies with established distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties which may not be successful and which will be only partially in our control. Our product revenues would likely be lower than if we marketed and sold our products directly.

The terms of our license agreements relating to intellectual property ownership rights may make it more difficult for us to establish collaborations for the development and commercialization of our product candidates.

The terms of our license agreements obligate us to include intellectual property assignment provisions in any sublicenses or collaboration agreements that may be unacceptable to our potential sublicensees and partners. These terms may impede our ability to enter into partnerships for some of our existing product candidates. Under our license agreement with Inex, Inex, either alone or jointly with M.D. Anderson Cancer Center, will be the owner of patents and patent applications claiming priority to certain patents licensed to us, and we not only have an obligation to assign to Inex our rights to inventions covered by such patents or patent applications, but also, when negotiating any joint venture, collaborative research, development, commercialization or other agreement with a third party, to require such third party to do the same. Our license agreement with Elan Pharmaceuticals, Inc., or Elan, relating to Marqibo, provides that Elan will own all improvements to the licensed patents or licensed know-how made by us or any of our sublicensees. Our license agreement with NovaDel for Zensana provides that all information and inventions made by or on behalf of us, our affiliates and sublicenses relating to the oral spray process or Zensana will be assigned to NovaDel. Potential collaboration and commercialization partners for these product candidates may not agree to such intellectual property ownership requirements and therefore not elect to partner with us for these product candidates.

If physicians and patients do not accept and use Zensana or our other product candidates, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves Zensana or any of our other product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	pharmacological benefit and cost-effectiveness of our products relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payors;

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	the price at which we sell our products.

Because we expect sales of Zensana, if FDA-approved, to generate substantially all of our product revenues for the foreseeable future, the failure of Zensana to find market acceptance would harm our business and could require us to seek additional financing.

Adequate coverage and reimbursement may not be available for our product candidates, which could diminish our sales or affect our ability to sell our products profitably.

        Market acceptance and sales of our product candidates will depend in significant part on the levels at which government payors and other third-party payors, such as private health insurers and health maintenance organizations, cover and pay for our products. We cannot provide any assurances that third-party payors will provide adequate coverage of and reimbursement for any of our product candidates. If we are unable to obtain adequate coverage of and payment levels for our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability and future success.

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory policies and proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, which contains a wide variety of changes that impact Medicare reimbursement of pharmaceuticals to physicians and hospitals. The MMA requires that, as of January 1, 2005, payment rates for most drugs covered under Medicare Part B, including drugs furnished incident to physicians’ services, are to be based on manufacturers' average sales price, or ASP, of the product. Implementation of the ASP payment methodology for drugs furnished in physicians' offices generally resulted in reduced payments in 2005, and could result in lower payment rates for drugs in the future.

        The MMA requires that, beginning in 2006, payment amounts for most drugs administered in physician offices are to be based on either ASP or on amounts bid by vendors under the Competitive Acquisition Program, or CAP. Under the CAP, physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors that are selected in a competitive bidding process. Winning vendors would be selected based on criteria that include their bid prices. Implementation of the CAP has been delayed until at least July 2006. Implementation of the ASP payment methodology and the CAP could negatively impact our ability to sell our product candidates.

        The MMA also revised the method by which Medicare pays for many drugs administered in hospital outpatient departments beginning in 2005. In addition, the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, published a proposed rule on payment amounts for drugs administered in hospital outpatient departments for 2006. As a result of the changes in the MMA and, if the methods suggested by CMS in the proposed 2006 rule are implemented, certain newly introduced drugs administered in hospital outpatient departments, which we believe would include our product candidates, will generally be reimbursed under an ASP payment methodology, except that during a short introductory period in which drugs have not been assigned a billing code a higher payment rate is applicable. As in the case of physician offices, implementation of the ASP payment methodology in the hospital outpatient department could negatively impact our ability to sell our product candidates.

        The MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries, Medicare Part D, which took effect in 2006. Medicare Part D is a new type of coverage that allows for payment for certain prescription drugs not covered under Part B. We believe that our product candidates will be covered by Medicare, if at all, only under the Part D program. This new benefit will be offered by private managed care organizations and freestanding prescription drug plans, which, subject to review and approval by CMS, may, and are expected to, establish drug formularies and other drug utilization management controls based in part on the price at which they can obtain the drugs involved. The drugs that will be covered in each therapeutic category and class on the formularies of participating Part D plans may be limited, and obtaining favorable treatment on formularies and with respect to utilization management controls may affect the prices we can obtain for our products. If our product candidates are not placed on such formularies, or are subject to utilization management controls, this could negatively impact our ability to sell them. It is difficult to predict which of our candidate products will be placed on the formularies or subjected to utilization management controls and the impact that the Part D program, and the MMA generally, will have on us.

        There also likely will continue to be legislative and regulatory proposals that could bring about significant changes in the healthcare industry. We cannot predict what form those changes might take or the impact on our business of any legislation or regulations that may be adopted in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

        In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. We may face competition for our product candidates from lower priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products which could negatively impact our profitability.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If approved, Zensana will compete with the currently available oral form of ondansetron, which is currently being manufactured and sold by GlaxoSmithKline Inc. under the name Zofran. If approved, Marqibo will compete with unencapsulated vincristine, which is generic, other cytotoxic agents such as antimetabolites, alkylating agents, cytotoxic antibiotics, vinca alkyloids, platinum compounds and taxanes, and other cytotoxic agents that use different encapsulation technologies, and biologics.  If approved, Talotrexin will compete with existing antifolate therapies currently being sold by Pfizer, Inc. (trimetrexate), Eli Lilly & Co. (pemetrexed) and Novartis AG (edatrexate). Although there are no FDA-approved radiation sensitizers currently on the market, there are several product candidates in development that will compete with our product candidate ropidoxuridine and which are significantly further along in development. For example, Allos Therapeutics, Inc. and Pharmacyclics, Inc. each have a radiation sensitizer in Phase III development. These or other future competing products and product candidates may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies that currently sell both generic and proprietary compounds for the treatment of cancer include, among others, Pfizer, Inc. (trimetrexate), Eli Lilly & Co. (pemetrexed), Novartis AG (edatrexate), and Allos Therapeutics, Inc. (PDX). Alternative technologies are being developed to treat cancer and immunological disease, several of which are in advanced clinical trials. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

Risks Related to Our Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in large part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We have licensed from third parties rights to numerous issued patents and patent applications. To date, through our license agreements for Talotrexin, ropidoxuridine, Marqibo and Zensana, we hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications. We also have patent rights to applications pending in several foreign jurisdictions. We have filed and anticipate filing additional patent applications both in the United States and internationally, as appropriate.

The rights to product candidates that we acquire from licensors or collaborators are protected by patents and proprietary rights owned by them, and we rely on the patent protection and rights established or acquired by them. We generally do not unilaterally control, or do not control at all, the prosecution of patent applications licensed from third parties. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we may exercise over internally developed intellectual property. In particular, NovaDel, which licensed us Zensana, has the sole right to file, prosecute and maintain patent applications, patents and trademarks relating to the Zensana product, and we only have the right to comment on such filings and the rights to patent filing, prosecution and maintenance if NovaDel elects not to do so in a certain country.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Even if we are able to obtain patents, any patent may be challenged, invalidated, held unenforceable or circumvented. The existence of a patent will not necessarily protect us from competition. Competitors may successfully challenge our patents, produce similar drugs or products that do not infringe our patents or produce drugs in countries where we have not applied for patent protection or that do not respect our patents. Under our license agreements, we generally do not unilaterally control, or do not control at all, the enforcement of the licensed patents or the defense of third party suits of infringement or invalidity. In particular, with respect to Zensana, NovaDel is the party who has the first right to enforce the licensed patents and we may only do so if NovaDel fails to enforce such patents. NovaDel is also the party who has the first right to defend third party infringement claims and who is in control of such proceedings, while we do not have clear contractual rights to defend such claims even if NovaDel fails to do so.

Furthermore, if we become involved in any patent litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. As a result of such litigation or proceedings we could lose our proprietary position and be restricted or prevented from developing, manufacturing and selling the affected products, incur significant damage awards, including punitive damages, or be required to seek third-party licenses that may not be available on commercially acceptable terms, if at all.

        The degree of future protection for our proprietary rights is uncertain in part because legal means afford only limited protection and may not adequately protect our rights, and we will not be able to ensure that:

•	we or our licensors or collaborators were the first to make the inventions described in patent applications;

•	we or our licensors or collaborators were the first to file patent applications for inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	any of our pending patent applications will result in issued patents;

•	any patents licensed or issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we will ultimately be able to enforce our owned or licensed patent rights pertaining to our products;

•	any patents licensed or issued to us will not be challenged, invalidated or circumvented;

•	we will develop or license proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our ability to do business.

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

Our license agreements relating to our product candidates may be terminated in the event we commit a material breach, the result of which would harm our business and future prospects.

Our license agreements relating to Talotrexin, ropidoxuridine and Zensana  are subject to termination by our licensors in the event we materially breach those agreements. With respect to the Talotrexin license, Dana-Farber Cancer Institute, Inc. and Ash Stevens, Inc. may terminate the agreement, after giving us notice and an opportunity to cure, if we commit a material breach, including failing to make a scheduled milestone or other payment when due, failing to meet our diligence obligations, ceasing to carry on our business with respect to the licensed products, or being convicted of a felony relating to the manufacture, use, sale or importation of the licensed products. The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding. Our license agreement for ropidoxuridine contains similar provisions, in that Yale University and the Research Foundation of State University of New York may terminate the agreement, after giving us notice and an opportunity to cure, if we commit a material breach, including failing to make scheduled payments, or terminate the agreement without giving us the opportunity to cure for our failure to obtain or maintain adequate insurance, or our involvement in a bankruptcy. Under the Zensana license, NovaDel may terminate our license, after giving us notice and an opportunity to cure, for our material breach or payment default. The license also terminates automatically if we are involved in a bankruptcy. In the event these license agreements are terminated, we will lose all of our rights to develop and commercialize the applicable product candidate covered by such license, which would harm our business and future prospects.

Our license to Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan are governed by a series of transaction agreements which may be individually or collectively terminated, not only by Inex, but also by University of Texas M.D. Anderson Cancer Center, British Columbia Cancer Agency, University of British Columbia or Elan under the underlying agreements governing the license or assignment of technology to Inex. Inex may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

Third party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

    In order to protect or enforce patent rights, we may initiate patent litigation against third parties. Similarly, we may be sued by others. We also may become subject to proceedings conducted in the U.S. Patent and Trademark Office, including interference proceedings to determine the priority of inventions, or examination proceedings. In addition, any foreign patents that are granted may become subject to opposition, nullity or revocation proceedings in foreign jurisdictions having such proceedings opposed by third parties in foreign jurisdictions having opposition proceedings. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel from their normal responsibilities.

        No patent can protect its holder from a claim of infringement of another patent. Therefore, our patent position cannot and does not provide any assurance that the commercialization of our products would not infringe the patent rights of another. While we know of no actual or threatened claim of infringement that would be material to us, there can be no assurance that such a claim will not be asserted. We are aware of certain United States patents that relate to ondansetron compositions and uses therefor to treat nausea and vomiting.  These patents pertain to Zofran, an FDA-approved first generation 5-HT3 antagonist product upon which we intend to file an NDA application under Section 505(b)(2) of the FDCA. Certain of these patents are due to expire in advance of our planned commercial launch of Zensana in the United States in 2007. We do not believe that Zensana infringes any of the United States patents that would remain in force at the time of such planned launch.

        If such a claim is asserted, there can be no assurance that the resolution of the claim would permit us to continue marketing the relevant product on commercially reasonable terms, if at all. We may not have sufficient resources to bring these actions to a successful conclusion. If we do not successfully defend any infringement actions to which we become a party or are unable to have infringed patents declared invalid or unenforceable, we may have to pay substantial monetary damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay commercialization and development of the affected products.

        Any legal action against us or our collaborators claiming damages and seeking to enjoin developmental or marketing activities relating to affected products could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain licenses to continue to develop, manufacture or market the affected products. Such a license may not be available to us on commercially reasonable terms, if at all.

        An adverse determination in a proceeding involving our owned or licensed intellectual property may allow entry of generic substitutes for our products.

Risks Related to our Common Stock

Our stock price has, and we expect it to continue to, fluctuate significantly, and the value of your investment may decline.

From January 1, 2005 to May 12, 2006, the market price of our common stock has ranged from a high of $12.94 per share to a low of $1.25 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

•
announcements by us or our competitors of regulatory developments, clinical trial results, clinical trial enrollment, regulatory filings, new products and product launches, significant acquisitions, strategic partnerships or joint ventures;

•	any intellectual property infringement, product liability or any other litigation involving us;

•	developments or disputes concerning patents or other proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	economic or other crises and other external factors;

•	actual or anticipated period-to-period fluctuations in our revenues and other results of operations;

•	departure of any of our key management personnel; or

•	sales of our common stock.

These and other factors may cause the market price and demand of our common stock to fluctuate substantially, which may limit investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity or value of our common stock.

If our results do not meet analysts’ forecasts and expectations, our stock price could decline.

While research analysts and others have published forecasts as to the amount and timing of our future revenues and earnings, we have stated that we will not be providing any forecasts of the amount and timing of our future revenues and earnings until after two quarters of our sales and marketing efforts. Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed analysts’ forecasts and expectations as a result of a number of factors, including those discussed under the section “Risks Related to Our Business.” If our results do not meet analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

Substantial sales of shares may impact the market price of our common stock.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or issued in connection with our license agreement with Inex, the market price of our common stock may decline. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of April 30, 2006, we had 22,673,887 outstanding shares of common stock. In addition, as of April 30, 2006, 2,342,887 shares were subject to stock options currently outstanding under our stock incentive plans, and an additional 2,239,589 were available for future grants of equity compensation under our stock incentive plans.

In April 2006, we filed a shelf registration statement, pursuant to which we may, from time-to-time, sell shares of our common stock in one or more offerings, with a total value of up to $75 million. In connection with our license agreement with Inex, we are obligated to file a registration statement for the resale of the 1,118,568 shares of common stock issued to Inex. We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans.

In addition, our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the Nasdaq National Market, Delaware law, or other applicable laws. If our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

•	establish a classified board of directors so that not all members of our board may be elected at one time;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

•	limit who may call a special meeting of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law, which prohibits business combinations between us and one or more significant stockholders unless specified conditions are met, may discourage, delay or prevent a third party from acquiring us.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended March 31, 2006, the Company sold an aggregate of 199,547 shares of its common stock pursuant to the exercise of outstanding warrants, as summarized below:

Date of Exercise	No. Shares	Exercise Price	Original Warrant Issuance Date
02/02/2006	11,718	1.57	04/22/2005
02/02/2006	6,000	1.57	04/22/2005
02/27/2006	48,688	1.57	04/22/2005
02/28/2006	2,351	1.851	02/18/2004
03/07/2006	6,979	1.851	02/18/2004
03/07/2006	2,343	1.57	04/22/2005
03/20/2006	10,000	1.57	04/22/2005
03/20/2006	6,000	1.57	04/22/2005
03/23/2006	105,468	1.57	04/22/2005

The shares identified above that were sold at a price of $1.57 per share resulted from exercises of warrants issued to the investors in the Company’s April 2005 private placement; the shares sold at $1.851 per share relate to warrants originally issued to the placement agent in connection with the Company’s February 2004 private placement. The Company’s sales of the shares in connection with the warrant exercises described above were done in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such act and/or Rule 506 promulgated thereunder. The Company had a reasonable basis to believe that each purchaser was an accredited investor and/or had knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of their investment.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable

Item 5. Other Information

(A) Correction of Terms of Separation Agreement.

Attached to this Form 10-Q as Exhibit 10.1 is a copy of the Separation Agreement dated December 28, 2005 between the Company and Russell L. Skibsted, the Company’s former chief executive officer. The Company originally disclosed the Separation Agreement in its Current Report on Form 8-K dated December 28, 2005 and filed with the Securities and Exchange Commission on January 3, 2006. Under the terms of the Separation Agreement, Mr. Skibsted, whose employment with the Company terminated as of December 31, 2005, was entitled to receive severance equal to base salary for a period of one year, provided, however, that the Company’s obligation to make such payments would be reduced by any amounts Mr. Skibsted received from new employment during such one-year period. At the time of such termination, Mr. Skibsted’s annual base salary was $175,000. In the Company’s Proxy Statement on Schedule 14A filed April 7, 2006 in connection with the Company’s Annual Meeting to be held May 9, 2006, the Company erroneously described the terms of the Separation Agreement as requiring the Company to only continue paying his base salary for a period of 6 months. On May 9, 2006, Mr. Skibsted informed the Company that he had obtained new employment at a salary exceeding the amount of severance pay the Company is obligated to pay to him. Accordingly, the Company has satisfied its severance pay obligation to Mr. Skibsted.

(B) Increases in Base Salary Payable to Executive Officers

Effective January 1, 2006, the annual base salaries of Mark J. Ahn, our President and CEO, Gregory I. Berk, our Senior Vice President, Chief Medical Officer, Fred L. Vitale, our Vice President, Chief Business Officer, were increased to $275,000, $240,000, and $200,000, respectively, representing an increase of $25,000 to each person.

(C) Stockholder Approval and Ratification of 2003 Stock Option Plan

At the Company’s Annual Meeting of Stockholders held May 9, 2006, our stockholders ratified and approved our 2003 Stock Option Plan (the “2003 Plan”). The terms of the 2003 Plan are summarized below:

In October 2003, the Company’s board of directors approved and adopted the 2003 Plan. The 2003 Plan authorizes a total of 1,410,068 shares of common stock for issuance. As of May 12, 2006, stock options relating to an aggregate of 704,296 shares of common stock had been granted at exercise prices ranging from $0.34 to $1.68, leaving a total of 705,772 shares available for issuance. However, following the adoption of the Company’s 2004 Stock Incentive Plan in September 2004, no grants or awards have been made under the 2003 Plan and the Company has no current intention of doing so. Instead, the Company intends to make equity incentive awards only under its 2004 Stock Incentive Plan.

The purpose of the 2003 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees of and consultants to the Company. The Plan provides that a committee composed of at least two disinterested members of the board of directors of the Company may grant Incentives in the following forms: (a) stock options; (b) stock appreciation rights (“SARs”); (c) stock awards; (d) restricted stock; (e) performance shares; and (f) cash awards. Incentives may be granted to participants who are employees of or consultants to the Company (including officers and directors of the Company who are also employees of or consultants to the Company) selected from time to time by the committee. In the event there is no committee, then the entire Board shall have responsibility for administering the 2003 Plan.

Under the 2003 Plan, the committee may grant non-qualified and incentive stock options to eligible participants to purchase shares of common stock from the Company. The 2003 Plan confers on the committee discretion, with respect to any such stock option, to determine the number and purchase price of the shares subject to the option, the term of each option and the time or times during its term when the option becomes exercisable. The purchase price for incentive stock options may not be less than the fair market value of the shares subject to the option on the date of grant. The number of shares subject to an option will be reduced proportionately to the extent that the optionee exercises a related SAR. The term of a non-qualified option may not exceed 10 years from the date of grant and the term of an incentive stock option may not exceed 10 years from the date of grant. Any option shall become immediately exercisable in the event of specified changes in corporate ownership or control. The committee may accelerate the exercisability of any option. The committee may approve the purchase by the Company of an unexercised stock option for the difference between the exercise price and the fair market value of the shares covered by such option. The option price may be paid in cash, check, bank draft or by delivery of shares of common stock valued at their fair market value at the time of purchase or by withholding from the shares issuable upon exercise of the option shares of common stock valued at their fair market value or as otherwise authorized by the committee.

In the event that an optionee ceases to be an employee of or consultant to the Company for any reason, including death, any stock option or unexercised portion thereof which was otherwise exercisable on the date of termination of employment shall expire at the time or times established by the committee.

A stock appreciation right or a “SAR” is a right to receive, without payment to the Company, a number of shares, cash or any combination thereof, the amount of which is determined pursuant to the formula described below. A SAR may be granted with respect to any stock option granted under the Plan, or alone, without reference to any stock option. A SAR granted with respect to any stock option may be granted concurrently with the grant of such option or at such later time as determined by the committee and as to all or any portion of the shares subject to the option.

The 2003 Plan confers on the committee discretion to determine the number of shares as to which a SAR will relate as well as the duration and exercisability of a SAR. In the case of a SAR granted with respect to a stock option, the number of shares of common stock to which the SAR pertains will be reduced in the same proportion that the holder exercises the related option. The term of a SAR may not exceed ten years and one day from the date of grant. Unless otherwise provided by the committee, a SAR will be exercisable for the same time period as the stock option to which it relates is exercisable. Any SAR shall become immediately exercisable in the event of specified changes in corporate ownership or control. The committee may accelerate the exercisability of any SAR.

Upon exercise of a SAR, the holder is entitled to receive an amount which is equal to the aggregate amount of the appreciation in the shares of common stock as to which the SAR is exercised. For this purpose, the “appreciation” in the shares consists of the amount by which the fair market value of the shares of common stock on the exercise date exceeds (a) in the case of a SAR related to a stock option, the purchase price of the shares under the option or (b) in the case of a SAR granted alone, without reference to a related stock option, an amount determined by the committee at the time of grant. The committee may pay the amount of this appreciation to the holder of the SAR by the delivery of common stock, cash, or any combination of common stock and cash.

Restricted stock consists of the sale or transfer by the Company to an eligible participant of one or more shares of common stock which are subject to restrictions on their sale or other transfer by the employee. The price at which restricted stock will be sold will be determined by the Committee, and it may vary from time to time and among employees and may be less than the fair market value of the shares at the date of sale. All shares of restricted stock will be subject to such restrictions as the committee may determine. Subject to these restrictions and the other requirements of the 2003 Plan, a participant receiving restricted stock shall have all of the rights of a shareholder as to those shares, including, for example, the right to vote such shares.

Stock awards consist of the transfer by the Company to an eligible participant of shares of common stock, without payment, as additional compensation for services to the Company. The number of shares transferred pursuant to any stock award will be determined by the Committee.

Performance shares consist of the grant by the Company to an eligible participant of a contingent right to receive cash or payment of shares of common stock. The performance shares shall be paid in shares of common stock to the extent performance objectives set forth in the grant are achieved. The number of shares granted and the performance criteria will be determined by the committee.

No incentive award granted under the 2003 Plan is transferable by its holder, except in the event of the holder’s death, by will or the laws of descent and distribution. During an employee’s lifetime, an Incentive may be exercised only by him or her or by his or her guardian or legal representative.

The Company’s Board of Directors may amend or discontinue the 2003 Plan at any time. However, no such amendment or discontinuance may, subject to adjustment in the event of a merger, recapitalization, or other corporate restructuring, (a) change or impair, without the consent of the recipient thereof, an Incentive previously granted, (b) materially increase the maximum number of shares of common stock which may be issued to all participants under the 2003 Plan, (c) materially change or expand the types of Incentives that may be granted under the 2003 Plan, (d) materially modify the requirements as to eligibility for participation in the 2003 Plan, or (e) materially increase the benefits accruing to participants. Certain 2003 Plan amendments require shareholder approval, including amendments which would materially increase benefits accruing to participants, increase the number of securities issuable under the 2003 Plan, or change the requirements for eligibility under the 2003 Plan.

The following discussion sets forth certain United States income tax considerations concerning the ownership of common stock. These tax considerations are stated in general terms and are based on the Internal Revenue Code of 1986, as amended, regulations thereunder and judicial and administrative interpretations thereof. This discussion does not address state or local tax considerations with respect to the ownership of common stock. Moreover, the tax considerations relevant to ownership of common stock may vary depending on a holder’s particular status.

         Long-term capital gains currently are generally subject to lower tax rates than ordinary income or short-term capital gains. The maximum long-term capital gains rate for federal income tax purposes is currently 15 percent while the maximum ordinary income rate and short-term capital gains rate is effectively 35 percent.

  Incentive stock options under the 2003 Plan are intended to be eligible for the favorable federal income tax treatment accorded “incentive stock options” under the Code. There generally are no federal income tax consequences to the option holder or the Company by reason of the grant or exercise of an incentive stock option. However, the exercise of an incentive stock option may increase the option holder’s alternative minimum tax liability, if any. If an option holder holds stock acquired through exercise of an incentive stock option for at least two years from the date on which the option is granted and at least one year from the date on which the shares are transferred to the option holder upon exercise of the option, any gain or loss on a disposition of such stock will be a long-term capital gain or loss. Generally, if the option holder disposes of the stock before the expiration of either of these holding periods (a “disqualifying disposition”), then at the time of disposition the option holder will realize taxable ordinary income equal to the lesser of (i) the excess of the stock’s fair market value on the date of exercise over the exercise price, or (ii) the option holder’s actual gain, if any, on the purchase and sale. The option holder’s additional gain or any loss upon the disqualifying disposition will be a capital gain or loss, which will be long-term or short-term depending on whether the stock was held for more than one year. To the extent the option holder recognizes ordinary income by reason of a disqualifying disposition, the Company will generally be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation) to a corresponding business expense deduction in the tax year in which the disqualifying disposition occurs.

There are no tax consequences to the option holder or the Company by reason of the grant of a non-statutory stock option. Upon exercise of a non-statutory stock option, the option holder normally will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the date of exercise over the option exercise price. However, to the extent the stock is subject to certain types of vesting restrictions, the taxable event will be delayed until the vesting restrictions lapse unless the participant elects to be taxed on receipt of the stock. With respect to employees, the Company is generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a business expense deduction equal to the taxable ordinary income realized by the option holder. Upon disposition of the stock, the option holder will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income upon exercise of the option (or vesting of the stock). Such gain or loss will be long-term or short-term depending on whether the stock was held for more than one year.

Section 162(m) of the Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation to such covered employee exceeds $1 million. It is possible that compensation attributable to stock options, when combined with all other types of compensation received by a covered employee from the Company, may cause this limitation to be exceeded in any particular year.

Certain kinds of compensation, including qualified “performance-based compensation,” are disregarded for purposes of the deduction limitation. In accordance with Department of Treasury regulations issued under Section 162(m), compensation attributable to stock options will qualify as performance-based compensation if the option is granted by a compensation committee comprised solely of “outside directors” and either (i) the plan contains a per-employee limitation on the number of shares for which options may be granted during a specified period, the per-employee limitation is approved by the stockholders, and the exercise price of the option is no less than the fair market value of the stock on the date of grant, or (ii) the option is granted (or exercisable) only upon the achievement (as certified in writing by the compensation committee) of an objective performance goal established in writing by the compensation committee while the outcome is substantially uncertain, and the option is approved by stockholders. The 2003 Plan limits the number of shares relating to stock option grants awarded to an individual in any year to 1,410,068.

(D) Stockholder Approval and Ratification of 2004 Stock Incentive Plan

 At the Company’s Annual Meeting of Stockholders held May 9, 2006, the Company’s stockholders ratified and approved the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). The terms of the 2004 Plan are summarized below.

In September 2004, the Company’s board of directors approved and adopted the 2004 Plan, which initially reserved 2,500,000 shares of common stock for issuance. On March 31, 2006, the board approved, subject to stockholder approval, an amendment to the 2004 Plan to increase the total number of shares authorized for issuance thereunder to 4,000,000. There are currently outstanding stock options and other incentives relating to an aggregate of 2,466,183 shares of common stock had been granted at exercise prices ranging from $0.07 to $7.11, leaving a total of 1,747,817 shares available for issuance.

The purpose of the 2004 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees of and consultants to the Company. The 2004 Plan provides that a committee composed of at least two disinterested members of the board of directors of the Company may grant Incentives in the following forms: (a) stock options; (b) stock appreciation rights, or SARs; (c) stock awards; (d) restricted stock; (e) performance shares; and (f) cash awards. Incentives may be granted to participants who are employees of or consultants to the Company (including officers and directors of the Company who are also employees of or consultants to the Company) selected from time to time by the committee. In the event there is no committee, then the entire Board shall have responsibility for administering the 2004 Plan.

Under the 2004 Plan, the committee may grant non-qualified and incentive stock options to eligible participants to purchase shares of common stock from the Company. The 2004 Plan confers on the committee discretion, with respect to any such stock option, to determine the number and purchase price of the shares subject to the option, the term of each option and the time or times during its term when the option becomes exercisable. The purchase price for incentive stock options may not be less than the fair market value of the shares subject to the option on the date of grant. The number of shares subject to an option will be reduced proportionately to the extent that the optionee exercises a related SAR. The term of a non-qualified option may not exceed 10 years from the date of grant and the term of an incentive stock option may not exceed 10 years from the date of grant. Any option shall become immediately exercisable in the event of specified changes in corporate ownership or control. The committee may accelerate the exercisability of any option. The committee may approve the purchase by the Company of an unexercised stock option for the difference between the exercise price and the fair market value of the shares covered by such option.

The option price may be paid in cash, check, bank draft or by delivery of shares of common stock valued at their fair market value at the time of purchase or by withholding from the shares issuable upon exercise of the option shares of common stock valued at their fair market value or as otherwise authorized by the committee.

In the event that an optionee ceases to be an employee of or consultant to the Company for any reason, including death, any stock option or unexercised portion thereof which was otherwise exercisable on the date of termination of employment shall expire at the time or times established by the committee.

A SAR is a right to receive, without payment to the Company, a number of shares, cash or any combination thereof, the amount of which is determined pursuant to the formula described below. A SAR may be granted with respect to any stock option granted under the Plan, or alone, without reference to any stock option. A SAR granted with respect to any stock option may be granted concurrently with the grant of such option or at such later time as determined by the committee and as to all or any portion of the shares subject to the option. The 2004 Plan confers on the committee discretion to determine the number of shares as to which a SAR will relate as well as the duration and exercisability of a SAR. In the case of a SAR granted with respect to a stock option, the number of shares of common stock to which the SAR pertains will be reduced in the same proportion that the holder exercises the related option. The term of a SAR may not exceed ten years and one day from the date of grant. Unless otherwise provided by the committee, a SAR will be exercisable for the same time period as the stock option to which it relates is exercisable. Any SAR shall become immediately exercisable in the event of specified changes in corporate ownership or control. The committee may accelerate the exercisability of any SAR.

Upon exercise of a SAR, the holder is entitled to receive an amount which is equal to the aggregate amount of the appreciation in the shares of common stock as to which the SAR is exercised. For this purpose, the “appreciation” in the shares consists of the amount by which the fair market value of the shares of common stock on the exercise date exceeds (a) in the case of a SAR related to a stock option, the purchase price of the shares under the option or (b) in the case of a SAR granted alone, without reference to a related stock option, an amount determined by the Committee at the time of grant. The Committee may pay the amount of this appreciation to the holder of the SAR by the delivery of common stock, cash, or any combination of common stock and cash.

Restricted stock consists of the sale or transfer by the Company to an eligible participant of one or more shares of common stock which are subject to restrictions on their sale or other transfer by the employee. The price at which restricted stock will be sold will be determined by the committee, and it may vary from time to time and among employees and may be less than the fair market value of the shares at the date of sale. All shares of restricted stock will be subject to such restrictions as the committee may determine. Subject to these restrictions and the other requirements of the 2004 Plan, a participant receiving restricted stock shall have all of the rights of a shareholder as to those shares.

Stock awards consist of the transfer by the Company to an eligible participant of shares of common stock, without payment, as additional compensation for services to the Company. The number of shares transferred pursuant to any stock award will be determined by the committee.

Performance shares consist of the grant by the Company to an eligible participant of a contingent right to receive cash or payment of shares of common stock. The performance shares shall be paid in shares of common stock to the extent performance objectives set forth in the grant are achieved. The number of shares granted and the performance criteria will be determined by the committee.

No incentive award granted under the 2004 Plan is transferable by its holder, except in the event of the holder’s death, by will or the laws of descent and distribution. During an employee’s lifetime, an Incentive may be exercised only by him or her or by his or her guardian or legal representative.

The Company’s board of directors may amend or discontinue the 2004 Plan at any time. However, no such amendment or discontinuance may, subject to adjustment in the event of a merger, recapitalization, or other corporate restructuring, (a) change or impair, without the consent of the recipient thereof, an Incentive previously granted, (b) materially increase the maximum number of shares of common stock which may be issued to all participants under the 2004 Plan, (c) materially change or expand the types of Incentives that may be granted under the 2004 Plan, (d) materially modify the requirements as to eligibility for participation in the 2004 Plan, or (e) materially increase the benefits accruing to participants. Certain plan amendments require stockholder approval, including amendments which would materially increase benefits accruing to participants, increase the number of securities issuable under the 2004 Plan, or change the requirements for eligibility under the plan.

The following discussion sets forth certain United States income tax considerations concerning the ownership of common stock. These tax considerations are stated in general terms and are based on the Internal Revenue Code of 1986, as amended, regulations thereunder and judicial and administrative interpretations thereof. This discussion does not address state or local tax considerations with respect to the ownership of common stock. Moreover, the tax considerations relevant to ownership of common stock may vary depending on a holder’s particular status.

Long-term capital gains currently are generally subject to lower tax rates than ordinary income or short-term capital gains. The maximum long-term capital gains rate for federal income tax purposes is currently 15% while the maximum ordinary income rate and short-term capital gains rate is effectively 35%.

 Incentive stock options under the 2004 Plan are intended to be eligible for the favorable federal income tax treatment accorded “incentive stock options” under the Code. There generally are no federal income tax consequences to the option holder or the Company by reason of the grant or exercise of an incentive stock option. However, the exercise of an incentive stock option may increase the option holder’s alternative minimum tax liability, if any. If an option holder holds stock acquired through exercise of an incentive stock option for at least two years from the date on which the option is granted and at least one year from the date on which the shares are transferred to the option holder upon exercise of the option, any gain or loss on a disposition of such stock will be a long-term capital gain or loss. Generally, if the option holder disposes of the stock before the expiration of either of these holding periods (a “disqualifying disposition”), then at the time of disposition the option holder will realize taxable ordinary income equal to the lesser of (i) the excess of the stock’s fair market value on the date of exercise over the exercise price, or (ii) the option holder’s actual gain, if any, on the purchase and sale. The option holder’s additional gain or any loss upon the disqualifying disposition will be a capital gain or loss, which will be long-term or short-term depending on whether the stock was held for more than one year. To the extent the option holder recognizes ordinary income by reason of a disqualifying disposition, the Company will generally be entitled (subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation) to a corresponding business expense deduction in the tax year in which the disqualifying disposition occurs.

For non-statutory stock options, there are no tax consequences to the option holder or the Company by reason of the grant of a non-statutory stock option. Upon exercise of a non-statutory stock option, the option holder normally will recognize taxable ordinary income equal to the excess, if any, of the stock’s fair market value on the date of exercise over the option exercise price. However, to the extent the stock is subject to certain types of vesting restrictions, the taxable event will be delayed until the vesting restrictions lapse unless the participant elects to be taxed on receipt of the stock. With respect to employees, the Company is generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Subject to the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a business expense deduction equal to the taxable ordinary income realized by the option holder.
Upon disposition of the stock, the option holder will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income upon exercise of the option (or vesting of the stock). Such gain or loss will be long-term or short-term depending on whether the stock was held for more than one year.

Section 162(m) of the Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation to such covered employee exceeds $1 million. It is possible that compensation attributable to stock options, when combined with all other types of compensation received by a covered employee from the Company, may cause this limitation to be exceeded in any particular year.

Certain kinds of compensation, including qualified “performance-based compensation,” are disregarded for purposes of the deduction limitation. In accordance with Department of Treasury regulations issued under Section 162(m), compensation attributable to stock options will qualify as performance-based compensation if the option is granted by a compensation committee comprised solely of “outside directors” and either (i) the plan contains a per-employee limitation on the number of shares for which options may be granted during a specified period, the per-employee limitation is approved by the stockholders, and the exercise price of the option is no less than the fair market value of the stock on the date of grant, or (ii) the option is granted (or exercisable) only upon the achievement (as certified in writing by the compensation committee) of an objective performance goal established in writing by the compensation committee while the outcome is substantially uncertain, and the option is approved by stockholders. The 2004 Plan limits the number of shares relating to stock option grants awarded to an individual in any year to 1,000,000.

(E) Stockholder Approval and Ratification of 2006 Employee Stock Purchase Plan

At the May 9, 2006 Annual Meeting, the Company’s Stockholders also ratified and approved the Company’s 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan was adopted, subject to stockholder approval, by the Company’s board of directors of Stockholders on March 31, 2006. The purpose of the 2006 Plan is to advance the interests of the Company by furnishing an additional tool to attract and retain talented employees who will be necessary for our continued growth and success.

The 2006 Plan provides the Company’s eligible employees with the opportunity to purchase shares of Company common stock through payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There will be a maximum of 750,000 shares of common stock available for purchase under the 2006 Plan. Our executive officers have an interest in this proposal because they, along with other eligible employees, may participate in the 2006 Plan.

Most employees of our Company (including any future U.S. subsidiaries) will be eligible to participate in the 2006 Plan. However, an employee is not eligible if he or she owns or has the right to acquire 5 percent or more of our voting stock (or of any subsidiary). Also, an employee is not eligible if he or she works less than 20 hours per week or less than or equal to 5 months per calendar year.

The Compensation Committee of our Board of Directors will administer the 2006 Plan. Subject to the terms of the 2006 Plan, the Compensation Committee has all discretion and authority necessary or appropriate to control and manage the operation and administration of the 2006 Plan. The Compensation Committee may make whatever rules, interpretations, and computations, and take any other actions to administer the 2006 Plan that it considers appropriate to promote the Company’s best interests, and to ensure that the 2006 Plan remains qualified under Section 423 of the Internal Revenue Code. The Compensation Committee may delegate one or more of the ministerial duties in its administration of the 2006 Plan. The Board generally may amend or terminate the 2006 Plan at any time and for any reason. However, as required by Section 423 of the Internal Revenue Code and other applicable regulations, our stockholders must approve certain material amendments.

A maximum of 750,000 shares of our common stock will be available for issuance pursuant to the 2006 Plan. Shares sold under the 2006 Plan will be newly issued shares. In the event of any stock split, stock dividend or other change in the capital structure of the Company, appropriate adjustments will be made in the number, kind and purchase price of the shares available for purchase under the 2006 Plan and the various limits on share purchases under the 2006 Plan.

Eligible employees voluntarily elect whether or not to enroll in the 2006 Plan. Employees contribute to the 2006 Plan through payroll deductions in an amount equal to any whole percentage from 1 percent to 15 percent of their eligible compensation through after-tax payroll deductions. The amounts contributed by each employee are held by the Company and recorded in a separate bookkeeping account until the next purchase date (as defined below). From time to time, the Board of Directors may establish a different minimum permitted contribution percentage. A participant in the 2006 Plan may not alter his or her contribution rate during the six-month period ending on any such purchase date.

From time to time, the Board of Directors may fix a grant date or a series of grant dates on which the Company will grant to participating employees the right to purchase shares under the 2006 Plan. The first grant date will be on July 31, 2006, and future grant dates will be on each subsequent January 31 and July 31, until that series is changed or ended by the Board. The rights granted to employees on a particular grant date will remain in effect during an “offering period” that begins on such grant date and ends on the offering period’s “ending date.” The ending date for any offering period will be the earlier of (i) the last day of the 24-month period following the grant date, or (ii) the first purchase date after the grant date on which the fair market value of the Company’s common stock is less than the fair market value of the common stock on the grant date. A “purchase date” is defined under the 2006 Plan as each six month anniversary of the grant date that began an offering period for the rights subject to such grant, as long as such anniversary occurs on or before the ending date of such offering period. Each six-month period between purchase dates is defined under the 2006 Plan as a “purchase period.” The 2006 Plan provides that the Board shall have the power to change, without stockholder approval, the duration and/or frequency of the offering periods for future grants under the plan, and the purchase periods with respect to future purchases of shares under the Plan, as long as such change is announced at least 15 business days before the scheduled beginning of the first offering period or purchase period to be affected.

Offering periods that begin on different grant dates, and have not yet ended, will run concurrently. However, a Participant who participates during any six-month purchase period will be deemed to purchase first all of the remaining shares available to him or her under rights granted on the earliest grant date for which the offering period has not ended, at the price for that offering period, before any shares may be purchased under rights granted to him or her on a later grant date.

On each purchase date, employees enrolled in the 2006 Plan will be deemed to have purchased the number of full shares of our common stock that may be purchased on such purchase date, by using the dollar amount credited to such employee's account through the purchase date. The stock purchase price applicable to the employee's purchases on that purchase date will be 85 percent of the lower of (1) the fair market value of a share of our common stock on the grant date of the longest-running unexpired offering period for which the employee is eligible, or (2) the fair market value of a share of our common stock on the purchase date. However, in any calendar year, no employee may purchase more than $25,000 of common stock under the 2006 Plan (based on the market value of the common stock on the grant date of the applicable offering period in which shares would be purchased).

All stock purchased on a purchase date under the 2006 Plan will be transferred to a brokerage account in the purchasing employee’s name, at a brokerage firm designated by the Committee to assist in administering this plan. The stock must remain in that account for the holding period described below, unless the employee first sells or otherwise disposes of the stock. After the holding period, an employee may transfer the stock to another brokerage account or request delivery of a stock certificate.

An employee’s participation in the 2006 Plan terminates during any purchase period in which the Company receives from the employee a written notice of withdrawal from the plan, at least 10 business days before the next purchase date on which shares would otherwise be purchased by the employee. An eligible employee who has withdrawn from the 2006 Plan during a particular purchase period may not re-enter for that purchase period or the next purchase period, but may re-enroll as of any grant date after the next purchase period following such withdrawal. If an employee re-enrolls before the end of any offering period or periods for which he or she was eligible, any stock purchased during a purchase period within those offering periods will be based on the purchase price that applies for the longest-running unexpired offering period for which he or she remains eligible.

Given that the number of shares of common stock that may be purchased under the 2006 Plan is determined, in part, by the share’s market value on the applicable grant date or purchase date and given that participation in the 2006 Plan is voluntary on the part of eligible employees, the actual number of shares that may be purchased by any individual is not determinable.

Based on the Company’s understanding of current U.S. federal income tax laws, the tax consequences of the purchase of shares of common stock under the 2006 Plan are briefly described below. This summary is not intended to be exhaustive and does not address all matters that may be relevant to a particular participant. We advise all participants to consult their own tax advisors concerning the tax implications of shares purchased under the 2006 Plan.

An employee will not have taxable income when the shares of common stock are purchased for him or her, but the employee generally will have taxable income when the employee sells or otherwise disposes of common stock purchased through the 2006 Plan. The tax rates that apply to any gain from the disposition of stock purchased through the 2006 Plan will depend on whether the purchasing employee disposed of them within a holding period of at least two years immediately following the grant date for the offering period in which such shares were purchased and at least one year immediately following the transfer of such shares to the employee. With respect to shares that are not disposed of during the holding period, gain up to the amount of the 15% discount from the market value of the shares on the grant date is taxed as ordinary income. Any additional gain above that amount is taxed at long-term capital gain rates. If, after such holding period, the employee disposes of the shares for less than the purchase price, the difference is a long-term capital loss. However, any shares purchased through the 2006 Plan and sold within that holding period are taxed at ordinary income rates on the amount of any purchase price discount from the shares’ market value on the purchase date, rather than the grant date. Any additional gain (or loss) on shares sold within the holding period is taxed to the employee as long-term or short-term capital gain (or loss); and the purchase date begins the period for determining whether the gain (or loss) is short-term or long-term.

The Company generally may deduct for federal income tax purposes an amount equal to the ordinary income an employee must recognize when he or she disposes of shares purchased under the 2006 Plan and sold within the holding period. The Company may not deduct any amount for shares disposed of after the holding period.

(F) Stockholder Approval of Stock Option Grants to Executive Officers and Directors

In November 2005, the Company awarded its directors, executive officers and certain other Company employees options to purchase an aggregate of 965,179 shares of the Company’s common stock (the “Options”). The Options were issued under the 2004 Plan, each has a term of 10 years (subject to continued service) and each is exercisable at $4.75 per share. Because the listing standards of the American Stock Exchange, to which the Company was then subject, require stockholders to approve all equity-based compensation, or that all such equity-based compensation be issued pursuant to a plan approved by stockholders, each of the written agreements evidencing the Options contained a provision which expressly conditioned the exercise of the Options on the approval of the 2004 Plan by the Company’s stockholders.

As a result of the approval of the 2004 Plan by the Company’s stockholders at the Annual Meeting held May 9, 2006, the Options are now exercisable, subject to the vesting conditions set forth in each Option. Each Option granted to Company employees, including executive officers, vests in three equal annual installments commencing November 2006. Each of the Company’s four non-executive directors received an Option to purchase 40,000 shares, which vests entirely in November 2006. The number of shares subject to the Options granted to the Company’s executive officers are summarized below:

Name/Title	Shares Underlying Options
Mark J. Ahn, President & CEO	155,179
Gregory I. Berk, Senior VP, Chief Medical Officer	200,000
John P. Iparraguirre, VP, Chief Financial Officer	50,000
Fred L. Vitale, VP, Chief Business Officer	150,000

(G) Election of Directors

In addition to the approval of the 2003 Plan, 2004 Plan and 2006 Plan, discussed above under Parts (C), (D) and (E) of this Item 5, the Company’s stockholders also elected the following as directors of the Company at the Annual Meeting held on May 9, 2006: Mark J. Ahn, Arie S. Belldegrun, Isaac Kier, Leon E. Rosenberg and Michael Weiser.

Item 6. Exhibits

Exhibit No.	Description
10.1	Separation Agreement between the Company and Russell L. Skibsted dated December 28, 2005.
10.2	Summary terms of non-employee director compensation.
10.3	Escrow Agreement dated March 16, 2006 among the Company, Inex Pharmaceuticals Corporation and LMLS Services Inc.
10.4	2003 Stock Option Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.5	2004 Stock Incentive Plan (as amended) of Hana Biosciences, Inc. (incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.6	2006 Employee Stock Purchase Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: May 16, 2006	By:	/s/ Mark J. Ahn
Mark J. Ahn President and Chief Executive Officer

Date: May 16, 2006	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Chief Financial Officer

 Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	Separation Agreement between the Company and Russell L. Skibsted dated December 28, 2005.
10.2	Summary terms of non-employee director compensation.
10.3	Escrow Agreement dated March 16, 2006 among the Company, Inex Pharmaceuticals Corporation and LMLS Services Inc.
10.4	2003 Stock Option Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.5	2004 Stock Incentive Plan (as amended) of Hana Biosciences, Inc. (incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.6	2006 Employee Stock Purchase Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).