Form 10-Q
period 2006-06-30
Hana Biosciences Inc
filed 2006-08-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to .

Commission file number 000-50782

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

7000 Shoreline Ct., Suite 370, South San Francisco	94080
(Address of principal executive offices)	(Zip Code)

(650) 588-6404
(Registrant's Telephone Number, Including Area Code)

 400 Oyster Point Blvd, Suite 215, South San Francisco, CA 94080
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

As of August 10, 2006, there were 28,742,784 shares of the registrant's common stock, $.001 par value, outstanding.

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

• the effect of potential strategic transactions on our business; our ability to obtain adequate financing; and

• the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below in Part II, Item 1A “Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below in Part II, Item 1A “Risk Factors” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,266,298	$17,082,521
Short-term investments	2,332,051	472,000
Prepaid expenses and other current assets	69,744	74,729
Total current assets	46,668,093	17,629,250

Property and equipment, net	323,899	76,496
Other assets	--	20,453
Restricted cash	125,166	--
Total assets	$47,117,158	$17,726,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,091,750	$671,491
Accrued expenses	2,742,488	865,135
Total liabilities	3,834,238	1,536,626

Commitments and contingencies

Stockholders' equity:

Common stock to be issued	185,841	--
Common stock; $0.001 par value 100,000,000 shares authorized; 28,742,784 and 22,348,655 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	28,743	22,349
Additional paid-in capital	85,372,186	34,400,345
Accumulated other comprehensive loss	(96,000)	(164,000)
Deficit accumulated during the development stage	(42,207,850)	(18,069,121)
Total stockholders' equity	43,282,920	16,189,573
Total liabilities and stockholders' equity	$47,117,158	$17,726,199

 See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
					Cumulative
					Period from
					December 6,
	Three Months Ended		Six Months Ended		2002 (date of inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Operating expenses:
Selling, General and administrative	$2,576,308	$963,270	$3,560,283	$1,670,483	$10,393,865
Research and development	18,368,374	1,150,447	20,946,506	2,872,172	32,360,602

Total operating expenses	20,944,682	2,113,717	24,506,789	4,542,655	42,754,467

Loss from operations	(20,944,682)	(2,113,717)	(24,506,789)	(4,542,655)	(42,754,467)
Other income (expense):
Interest income, net	249,426	30,495	384,752	50,062	583,533
Other expense, net	(8,800)	(2,633)	(16,692)	(10,137)	(36,916)
Total other income (expense)	240,626	27,862	368,060	39,925	546,617

Net loss	$(20,704,056)	$(2,085,855)	$(24,138,729)	$(4,502,730)	$(42,207,850)

Net loss per share, basic and diluted	$(0.81)	$(0.13)	$(1.00)	$(0.29)

Shares used in computing net loss per share, basic and diluted	25,640,398	15,726,776	24,037,103	15,402,248
Comprehensive loss:
Net loss	$(20,704,056)	$(2,085,855)	$(24,138,729)	$(4,502,730)
Unrealized gain (loss)	(156,000)	-	68,000	-

Comprehensive loss	$(20,860,056)	$(2,085,855)	$(24,070,729)	$(4,502,730)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Period from January 1, 2006 to June 30, 2006

	Common stock
	Shares	Amount	Additional		Accumulated	Deficit	Total
			paid-in		other	accumulated	stockholders'
			capital	Common	comprehensive	during	equity
				stock to be	income (loss)	development
				issued		stage
Balance at January 1, 2006	22,348,655	$22,349	$34,400,345	--	$(164,000)	(18,069,121)	$16,189,573
Issuance of shares upon exercise of warrants, options and restricted stock	574,461	574	773,601	--	--	--	774,175
Stock-based compensation of employees amortized over vesting period of stock options	--	--	2,636,905	--	--	--	2,636,905
Proceeds from registered direct placement, net of $2,881,611 in fees	4,701,100	4,701	37,113,850	--	--	--	37,118,551
Stock-based compensation of non-employees	--	--	168,964	--	--	--	168,964
Shares to be issued	--	--	--	185,841	--	--	185,841
Inex license agreement - 1,118,568 shares issued	1,118,568	1,119	10,278,521	--	--	--	10,279,640
Net loss	--	--	--	--	--	(24,138,729)	(24,138,729)
Unrealized gain on marketable securities	--	--	--	--	68,000	--	68,000

Balance at June 30, 2006	28,742,784	$28,743	$85,372,186	$185,841	$(96,000)	$(42,207,850)	$43,282,920

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from December 6, 2002 (date of inception)
	2006	2005	to June 30, 2006
Cash flows from operating activities:
Net loss	$(24,138,729)	$(4,502,730)	$(42,207,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,500	14,998	101,484
Stock-based compensation of employees	2,636,905	414,912	4,000,724
Issuance of stock and options to nonemployees for services	354,805	20,587	909,503
Services rendered for satisfaction of unearned consulting fee	--	--	212,445
Services rendered in lieu of payment of subscription receivable	--	--	36,000
Shares to be issued to employees for services rendered	--	34,913	249,750
Issuance of shares in partial consideration for license agreement	10,279,640	--	10,779,640
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(16,615)	968	(111,795)
Increase (decrease) in accounts payable	420,259	(317,822)	1,091,750
Increase (decrease) in accrued and other current liabilities	1,877,353	(166,304)	2,742,488
Net cash used in operating activities	(8,556,882)	(4,500,478)	(22,195,861)

Cash flows from investing activities:
Purchase of property and equipment	(276,900)	(6,016)	(425,382)
Purchase of equity securities	--	--	(636,000)
Purchase of marketable securities	(1,750,000)	--	(1,750,000)
Restricted cash	(125,166)	--	(125,166)
Net cash used in investing activities	(2,152,066)	(6,016)	(2,936,548)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	--	--	801,619
Collection of subscription receivable	--	--	4,000
Repayment of notes payable to stockholders	--	--	(651,619)
Proceeds from private placements of preferred and common stock, net	37,118,550	4,678,066	67,927,517
Proceeds from exercise of warrants and options	774,175		1,317,190
Net cash provided by financing activities	37,892,725	4,678,066	69,398,707
Net increase in cash and cash equivalents	27,183,777	171,572	44,266,298
Cash and cash equivalents, beginning of period	17,082,521	6,584,361	--
Cash and cash equivalents, end of period	$44,266,298	$6,755,933	$44,266,298
Supplemental disclosures of cash flow data:
Cash paid for interest	$932	$--	$40,385
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$--	$--	$150,000
Unrealized gain/(loss) on marketable securities	$68,000	$--	$(96,000)
Common stock issued to employees for services rendered in 2004	$--	$249,750	$249,750
Common stock issued to as partial consideration for license agreement	$10,279,642	$--	10,779,642

 See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information of “publicly held companies” and, accordingly, they do not include all required disclosures for complete annual financial statements. These interim financial statements include all adjustments that the management of Hana Biosciences, Inc. (“Hana,” the “Company,” “we,” “us” or “our”) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

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

Use of Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual conditions may differ materially from our current assumptions of liabilities, assets, share-based compensation and expenses.  This may result in our estimates being incorrect and may require us to record additional charges or benefits in operations.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is the research and development of oncology therapeutics and supportive care for use in humans.

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants, restricted stock and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at June 30, 2006 and 2005 upon exercise or conversion that were not included in the computation of net loss per share totaled 6,291,518 and 4,387,105, respectively.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. Short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss).

Concentration of Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and short-term investments. The Company maintains its cash and cash equivalents with high credit quality financial institutions and short-term investments consist of U.S. government and government agency securities, corporate notes, bonds and commercial paper.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that the compensation cost relating to all share-based payment transactions including employee stock options, be recognized in financial statements. As explained in Note 4, the Company adopted SFAS No. 123R on January 1, 2006. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for employee stock options and only recorded compensation expense if the option’s fair market value exceeded the exercise price at the date of grant.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $20.7 million and $24.1 million, respectively, for the three and six months ended June 30, 2006. The net loss from date of inception, December 6, 2002 to June 30, 2006 amounted to $42.2 million. The Company's operating activities have used $22.1 million in cash since its inception.

The Company has financed its operations since inception primarily through equity and debt financing. During the six months ended June 30, 2006, the Company had a net increase of $27.2 million in cash and cash equivalents. This increase primarily resulted from net proceeds of $37.1 million raised through the sale of common stock in May 2006, and $0.8 million in proceeds from stock option and warrant exercises, offset by net cash used in operating activities of $8.6 million and net cash used in investing activities of $2.2 million for the six months ended June 30, 2006. Total capital resources as of June 30, 2006 were $44.3 million compared to $17.1 million at December 31, 2005.

The Company’s continued operations will depend on whether it is able to continue the progression of clinical compounds, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell Zensana. Through June 30, 2006, a significant portion of the Company’s financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations from cash on hand and through the similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. On May 6, 2006, the Company entered into a License Agreement with Inex Pharmaceuticals Corporation pursuant to which the Company licensed the worldwide rights to develop and commercialize three additional product candidates from Inex (See Note 8). Given the current and desired pace of clinical development of our six product candidates, the Company estimates that it will have sufficient cash on hand to fund clinical development into 2007. The Company may, however, choose to raise additional capital before in order to fund its future development activities, likely by selling shares of its common stock or other securities. If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond 2007, which will delay the development of the Company’s product candidates. There can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

NOTE 4. STOCKHOLDERS' EQUITY

Stock Option Plans The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees

In October 2003, the Company’s Board of Directors approved and adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan authorizes a total of 1,410,068 shares of common stock for issuance. Following the adoption of the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) in September 2004, no grants or awards have been made under the 2003 Plan. The Company has no current intention of issuing future awards under the 2003 Plan. Instead, the Company intends to make equity incentive awards only under the 2004 Plan. At the May 9, 2006 Annual Meeting, the Company’s Stockholders also ratified and approved the 2003 Plan.

In September 2004, the Company’s Board of Directors approved and adopted the 2004 Plan, which initially reserved 2,500,000 shares of common stock for issuance. On March 31, 2006, the board approved, subject to stockholder approval, an amendment to the 2004 Plan to increase the total number of shares authorized for issuance thereunder to 4,000,000. At the May 9, 2006 Annual Meeting, the Company’s Stockholders also ratified and approved the 2004 Plan and the amendment to the 2004 Plan.

At the May 9, 2006 Annual Meeting, the Company’s Stockholders also ratified and approved the Company’s 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan was adopted, subject to stockholder approval, by the Company’s Board of Directors on March 31, 2006. The purpose of the 2006 Plan is to advance the interests of the Company by furnishing an additional tool to attract and retain talented employees, who will be necessary for the Company’s continued growth and success. The 2006 Plan provides the Company’s eligible employees with the opportunity to purchase shares of Company common stock through payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There will be a maximum of 750,000 shares of common stock available for purchase under the 2006 Plan.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restricted stock awards The Company’s Board of Directors has issued 524,264 restricted stock awards as of June 30, 2006 at no cost to the Company’s executive officers and directors pursuant to the 2004 Plan. Of these awards 514,264 remain unvested at June 30, 2006.

10,000 restricted stock awards were granted to a board member and vested immediately upon the approval of the award by shareholders during the Annual Meeting held on May 9, 2006.

484,887 restricted stock awards were granted to the Company’s Chief Executive Officer in 2006. Of the restricted stock awards granted 85,000 shares vest in equal increments of 42,500 shares each on November, 1 2006 and November, 1 2007, 325,000 shares vest in equal increments of 162,500 shares each on May 19, 2007 and May 19, 2008 and 57,613 shares vest on January 1, 2007, 4,313 vest on February 15, 2007, 3,765 vest on February 26, 2007 and 9,196 vest on July 20, 2007.

In 2006 the Board of Directors granted 22,000 restricted stock awards to the Company’s senior vice president and Chief Medical Officer of which 11,000 shares vest on November, 1 2006 and November, 1 2007.

In 2006 the Board of Directors granted 7,377 restricted stock awards to the Company’s vice president and Chief Business Officer of which 100% vest on January 1, 2007.

A summary of the status of the Company’s restricted stock awards as of December 31, 2005 and changes during the six months ended June 30, 2006 is as follows:

Nonvested Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	-	$-
Granted	524,264	10.68
Vested	(10,000)	10.90
Cancelled/Forfeited	-	-

Nonvested at June 30, 2006	514,264	$10.68

As of June 30, 2006, we estimate that there is $5.0 million in total, unrecognized compensation costs related to employee nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.57 years.

Adoption of SFAS 123(R) Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). The Company adopted SFAS No.123R using the modified prospective method for share-based awards granted after the Company became a public entity and the prospective method for share-based awards granted prior to the Company becoming a public entity and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

In applying the modified prospective transition method of SFAS No. 123R, the Company estimated the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to our Company, including  industry, stage of life cycle, size and financial leverage. As the Company have so far only awarded “plain vanilla options” as described by the SEC's Staff Accounting Bulletin No. 107, the Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which the Company will be required to adopt another method to determine expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, the Company currently estimates that 10% annually of our stock options awarded will be forfeited. For options granted while the Company was a nonpublic entity, the Company applied the prospective method in which the awards that were valued under the minimum value method for proforma disclosure purposes will continue to be expensed using the intrinsic value method of APB 25.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to January 1, 2006, the Company accounted for option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under the guidelines of APB No. 25, the Company was only required to record a charge for grants of options to employees if on the date of grant they had an “intrinsic value” which was calculated based on the excess, if any, of the market value of the option over the exercise price.

Share-based Compensation. The Company currently awards stock option grants under its 2003 Plan and its 2004 Plan. Under the 2003 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 1,410,068 shares of its common stock. Under the 2004 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 4,000,000 shares. Historically, stock options issued under these plans primarily vest ratably on an annual basis over the vesting period, which has generally been three years.

The following table summarizes information about stock options outstanding at June 30, 2006 and changes in outstanding options in the six months then ended, all of which are at fixed prices:

	NUMBER OF SHARES SUBJECT TO OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding January 1, 2006	2,452,887	$1.01
Options granted	1,524,179	5.49
Options cancelled	--	--
Options exercised	(309,760)	0.98
Outstanding June 30, 2006	3,667,306	3.07	8.5	$22,221,585
Exercisable at June 30, 2006	1,177,649	$1.20	7.8	$9,272,511

The total aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $2.1 million and $2.6 million, respectively. Under SFAS No. 123R, there was approximately $2.5 million and $2.6 million of compensation cost related to employee stock options and restricted stock recognized in the operating results for the three and six months ended June 30, 2006, compared to approximately $206,000 and $415,000 of share-based compensation expense recognized in the same periods for 2005. As of June 30, 2006, we estimate that there was $17.0 million in total, unrecognized compensation costs related to non-vested employee share based compensation arrangements, which is expected to be recognized over a weighted average period of 2.15 years.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at June 30, 2006:

	Number of Shares Subject to Options	Weighted Average Remaining Contractual Life of Options	Number of Options
Exercise Price	Outstanding	Outstanding	Exercisable
$ 0.07 - $ 0.83	753,284	7.5 yrs.	527,258
$ 1.01 - $ 1.69	1,092,440	8.3 yrs.	542,257
$ 2.17 - $ 3.70	347,403	0.9 yrs.	98,134
$ 4.32 - $ 5.10	1,132,679	9.3 yrs	10,000
$ 5.53 - $ 7.11	137,000	9.5 yrs	-
$ 8.08 - $ 9.30	109,500	8.8 yrs	-
$ 10.73 - $ 11.81	95,000	9.3 yrs	-
$ 0.07 - $ 11.81	3,667,306	8.5 yrs	1,177,649

For purposes of comparison, we calculated the pro forma net loss for the three and six months ended June 30, 2005 as if all options had originally been calculated consistent with the requirements of SFAS No. 123R, adding back to the net loss all compensation expense recognized using the intrinsic value method, as described in APB No. 25 except for options granted while the Company was a nonpublic entity. Under SFAS 12 these options are excluded from proforma disclosures.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(2,085,855)	$(4,502,730)
Add: Total stock-based employee compensation cost determined under intrinsic value method for stock options granted under APB No.25	126,256	252,511
Deduct: Total stock-based employee compensation expense determined under the fair value method under SFAS No.123R	(230,936)	(432,603)
Pro forma net loss	$(2,190,535)	$(4,682,822)
Loss per share of common stock:	$(0.14)	$(0.30)
Basic - as reported	$(0.13)	$(0.29)

The following table summarizes share-based compensation expense related to employee stock options and restricted stock units for the three and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	1,088	1,188
Selling, general and administrative	1,363	1,449
Total share-based compensation expense related to employee stock options	$2,451	$2,637

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the assumptions used in applying the Black-Scholes option pricing model to determine the fair value of options granted during the three and six months ended June 30, 2006 and June 30, 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Employee stock options
Risk-free interest rate	5.01%	3.5% -4.00%	5.01%	3.5%-4.00%
Expected life (in years)	5.0 - 6.0	8.0	5.0 - 6.0	8.0
Volatility	0.7	0.87-1.06	0.7	0.87-1.06
Dividend Yield	0%	0%	0%	0%

The Company’s computation of expected volatility for the six months ended June 30, 2006 is based on historical volatilities of peer companies. Peer companies’ historical volatilities are used in the determination of expected volatility due to the short trading history of the Company’s common stock, which is approximately one and a half years as of June 30, 2006. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. To determine the expected term of the Company’s employee stock options granted in fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in expected terms of 5 to 6 years for options granted during the three and six months ended June 30 2006. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Non-Employee Stock Options. The Company has also granted stock options to non-employee consultants. For the three and six months ended June 30, 2006, the Company recognized $0.2 million of stock-based compensation expense related to stock options held by non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes option pricing model to determine the fair value of such awards.

During the three and six months ended June 30, 2006, the Company issued 254,614 and 574,461 shares of common stock, respectively, upon the exercise of warrants, stock options and restricted stock grants issuances. Of these shares issued, 199,760 and 319,760 related to the exercise of stock options and restricted stock grants during the three and six months ended June 30, 2006, respectively including the issuance of 10,000 shares of common stock upon vesting. The exercises of these derivative securities resulted in aggregate net proceeds of $774,175.

Warrants. The following table summarizes the warrants outstanding as of June 30, 2006 and the changes in outstanding warrants in the six months then ended:

	NUMBER OF SHARES SUBJECT TO WARRANTS OUTSTANDING	WEIGHTED-AVERAGE EXERCISE PRICE
Warrants outstanding January 1, 2006	2,448,982	$3.31
Warrants exercised	(254,701)	1.91
Warrants cancelled	(2,069)	1.85
Warrants outstanding June 30, 2006	2,192,212	$3.48

Financings On May 16, 2006, the Company entered into definitive agreements to sell 4,701,100 shares of its common stock to private investors. The transaction was completed on May 19, 2006. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to affiliates of the Company at a price of $9.07 per share, or the fair market value of the Company’s common stock on May 16, 2006, which resulted in total gross proceeds to the Company of approximately $40.0 million. In connection with the sale, the Company paid an aggregate of approximately $2.4 million in commissions to placement agents. The Company also incurred approximately $0.5 million of legal and other expenses paid related to the financing.

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

NOTE 5. SHORT-TERM INVESTMENTS

On June 30, 2006, the Company had $2,332,051 in total marketable securities which consisted of shares of NovaDel Pharma, Inc (NovaDel) purchased in conjunction with the Zensana license agreement, and auction rate securities.

In October 2004, the Company acquired 400,000 shares of common stock from NovaDel for $2.50 a share. The Company paid a premium of $0.91 per share over the market value of the NovaDel shares, which was $1.59 on the purchase date. Of the $1.0 million paid for the 400,000 shares, the premium of $0.91 per share, or $364,000, was expensed upon acquisition. The remaining fair market value of $636,000 was recorded as an available-for-sale security. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. Since October 2005, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive income. The market value of these shares on June 30, 2006, was $540,000 and for the six months ended June 30, 2006, the Company had an unrealized gain of $68,000.

At June 30, 2006, the Company had $1,792,051 of marketable securities invested in auction rate securities. These are highly liquid, investment-grade securities. All auction rate securities have effective maturity dates within sixty days and as of June 30, 2006, there were no unrealized gains or losses associated with these securities.

NOTE 6. RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement. The sublease required the Company to issue a security deposit in the amount of $125,000. To satisfy this obligation the Company opened a $125,000 line of credit, with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with our financial institution. This compensating balance for the line of credit will be restricted for the entire period of the sub-lease or three years.

NOTE 7. COMMITMENTS

The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 to provide for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $618,250 at June 30, 2006.

The Company entered into a written two year employment agreement with its Vice President, Chief Business Officer on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of compensation to be provided over the remaining term of the agreement amounted to approximately $450,000 at June 30, 2006.

The Company entered into a written three year employment agreement with its Senior Vice President and Chief Medical Officer on October 21, 2004. The aggregate amount of compensation to be provided for over the remaining term of the agreement amounted to approximately $320,000 at June 30, 2006.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.8 million on June 30, 2006. The Company will also make total cash payments of approximately $60,000 for the six months remaining on a lease for the previous headquarters at 400 Oyster Point Boulevard in South San Francisco, California. The Company ceased to use the 400 Oyster Point property in the third quarter of fiscal 2006.

NOTE 8. LICENSE AGREEMENT WITH INEX PHARMACEUTICALS CORPORATION

On May 6, 2006, the Company entered into a series of related agreements with Inex Pharmaceuticals Corporation, a Vancouver, British Columbia-based biotechnology company. Pursuant to a license agreement with Inex, the Company received an exclusive, worldwide license to patents, technology and other intellectual property relating to three product candidates held by Inex: Marqibo (vincristine sulfate) Sphingosomal Injection, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan. Under the license agreement, the Company also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the University of Texas M.D. Anderson Cancer Center, or MDACC. In addition, the Company entered into a sublicense agreement with Inex and the University of British Columbia, or UBC, which licenses to Inex other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan. Further, Inex assigned to the Company its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Inex had licensed additional patents and intellectual property relating to the three sphingosomal product candidates. The Company also acquired certain laboratory equipment having a fair value of approximately $153,000 pursuant to an asset purchase agreement which were capitalized and are included in the Company’s property and equipment on the condensed balance sheet. Consistent with the Company’s policy, all acquired technology will be expensed in the period of the transaction unless the Company concludes that there is a possible alternative future use for the acquired technology in the Company’s R&D projects or otherwise.

In consideration for the rights and assets acquired from Inex, the Company paid to Inex aggregate consideration of $11.5 million, consisting of $1.5 million in cash and 1,118,568 shares of its common stock. The number of shares of common stock issued was determined by dividing $10 million by $8.94, which was the weighted average price of the Company's common stock during the 20 trading days prior to the parties' March 16, 2006 letter of intent relating to the transaction.  Upon signing the March 16, 2006 letter of intent, the Company and Inex entered into an escrow agreement in which the Company deposited with the Escrow Agent $500,000 in cash and 111,857 shares of its common stock and Inex deposited with the Escrow Agent $200,000 in cash. The date of this escrow agreement was determined to be the commitment date for the Inex agreement as the Company considered the escrow agreement to be a performance commitment under EITF 96-18. Accordingly, the 1,118,568 shares given as partial payment for the license agreement were valued as the closing price of Hana common stock on March 16, 2006 of $9.19. Accordingly, the Company recorded an additional $280,000 of transaction expense, net of fixed assets acquired, as the fair market value of the share price on the commitment date was higher than the weighted average price of the Company's common stock during the 20 trading days prior to the parties' March 16, 2006 letter of intent relating to the transaction. The Company also agreed to pay to Inex a royalty on net sales of the licensed products as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. At the Company's election, the future milestone payments may be paid in shares of our common stock.  In addition, the Company assumed all of Inex's royalty, milestone and other payment obligations owing to its licensors relating to the intellectual property underlying the three product candidates. The milestones and other payments may include annual license maintenance fees of up to $155,000, as well as $2.5 million in milestone payments.

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

Overview

We are a South San Francisco, California based development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since our inception in December 2002, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.

We currently have six products in development:

•
ZensanaTM (ondansetron HCI) Oral Spray - Bioequivalent to 8mg Oral Zofran Tablet with Multidose Convenience and Desirable Route of Administration. We believe that Zensana, which we licensed from NovaDel Pharma, Inc. in October 2004, is the only multidose oral spray product candidate currently in development which utilizes a micro mist spray technology to deliver full doses of ondansetron to patients experiencing chemo- and radiotherapy-induced nausea and vomiting. Ondansetron, a selective blocking agent of the hormone serotonin, is an FDA-approved drug that is commonly used in tablet form to prevent chemotherapy- and radiation-induced and post-operative nausea and vomiting. Many patients receiving chemo and radiation therapy have difficulty swallowing and are potentially unable to tolerate other forms of ondansetron and other therapies intended to prevent nausea and vomiting, known as antiemetics. We believe that the convenience of drug delivery via a spray may offer a desirable alternative to tablets and other forms of ondansetron. In addition, we believe that drug delivery via a spray to the oral mucosa may avoid degradation of the drug in the gastrointestinal tract and metabolism by liver enzymes. All spray pump components used in our clinical trials for Zensana are standard components, and with the exception of the oral applicator, are currently being used for DDAVP® Nasal Spray manufactured for Aventis Pharmaceuticals Inc. by Ferring AB. The oral applicator is currently being used for Lamisil® Spray marketed by Novartis AG. We completed certain limited clinical trials of Zensana related to bioequivalence and bioavailability in early 2006, and in June we filed a new drug application, or NDA, under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA. If approved by the FDA, we intend to commercially launch Zensana in the United States in 2007.

•
Marqibo (vincristine sulfate) Liposomes Injection - A Novel Targeted Anti-Cancer Compound for Non-Hodgkin's Lymphoma and Acute Lymphocytic Leukemia. Marqibo, which we licensed from Inex Pharmaceuticals Corporation, or Inex, in May 2006, is a novel, targeted sphingosome encapsulated formulation of the FDA-approved cancer drug vincristine. Sphingosomal drug delivery consists of using an FDA-approved cancer agent (such as vincristine) encapsulated in a lipid envelope. The encapsulated agent is carried through the bloodstream and delivered to disease sites where it is released to carry out its therapeutic action. We believe sphingosomal encapsulation of vincristine significantly increases drug delivery to tumors and provides prolonged drug exposure for cell-cycle specific agents. Targeted sphingosomal drugs are designed to spare healthy tissues, selectively accumulate inside the tumor, and sustain cytotoxic drug levels for a longer period of time at the tumor site. Therefore, we believe that Marqibo possesses a potential pharmacologic advantage over vincristine in terms of dose intensity and toxicity. Based on clinical trials in over 500 patients to date, we intend to request regulatory authorization to commence a Phase III clinical trial of Marqibo in hematological malignancies in the second half of 2006.

•
Talvesta (talotrexin) - A Novel Antifolate for Solid and Hematological Malignancies. Talvesta, which we licensed from Dana-Farber Cancer Institute, Inc., or DFCI, and Ash Stevens, Inc. in December 2002, is a novel antifolate drug candidate under development for treatment of various types of tumors. Antifolates, also known as folic acid analogs, are a class of cytotoxic or antineoplastic agents which inhibit or prevent the maturation and proliferation of malignant cells. Antifolates have been used for more than 30 years to treat both solid and hematological cancers such as breast cancer and acute lymphocytic leukemia, or ALL, as well as inflammatory diseases such as rheumatoid arthritis. Talvesta has demonstrated enhanced antitumor activity in a broad spectrum of cancer models by targeting the enzyme DHFR to prevent DNA synthesis in tumor cells and inhibit tumor growth. Preclinical studies performed by the DFCI and the National Cancer Institute, or NCI, suggest that Talvesta, as compared to methotrexate, the most widely used antifolate, enters into cells up to 10 times more efficiently and demonstrates 10- to 100-fold more potency in overcoming polyglutamation, a well-established mechanism of antifolate resistance. Talvesta also binds more tightly to its anti-tumor target DHFR, which we believe may further inhibit tumor growth. We commenced a Phase I clinical trial in solid tumors in February 2005, a Phase I/II clinical trial in NSCLC in March 2004, and a Phase I/II clinical trial in ALL in May 2005. In May 2006, the FDA approved our application for orphan drug status of Talvesta for the treatment of ALL.

•
Ropidoxuridine (IPdR) - Oral Prodrug to Enhance Radiation Therapy for Brain and Other Cancers. Ropidoxuridine, which we licensed from Yale University and the Research Foundation of State University of New York in February 2004, is a novel oral prodrug of the radiation sensitizer IUdR. Data from Phase II clinical trials performed by the NCI on IUdR suggested a potential survival advantage in patients with anaplastic astrocytoma, a type of brain tumor. Due to its toxicity profile, however, IUdR was never developed beyond Phase II. In preclinical studies conducted at Yale University and the NCI, ropidoxuridine  suggested improved activity with a significantly lower toxicity profile, including lower gastrointestinal and hematological side effects. Preclinical studies have also demonstrated that ropidoxuridine  has a dose responsive and synergistic effect when combined with radiation in human glioblastoma models. We have commenced a Phase I clinical trial assessing the safety, toxicity and pharmacokinetics of ropidoxuridine  in patients with solid tumors undergoing radiation therapy. In June 2006, the FDA approved our application for orphan drug status of Ropidozuridine for the treatment of glioblastoma, the most common type of brain cancer.

•
Sphingosome Encapsulated Vinorelbine - A Novel Targeted Anti-Cancer Compound for Breast and Lung Cancer. Sphingosome encapsulated vinorelbine is our proprietary formulation of vinorelbine, a microtubule inhibitor that is FDA-approved for use as a single agent or in combination with cisplatin for the first-line treatment of unresectable, advanced NSCLC. We obtained the rights to develop and commercialize sphingosome encapsulated vinorelbine from Inex in May 2006. Sphingosome encapsulated vinorelbine is in preclinical development and we plan to request regulatory authorization to commence Phase I clinical trials in the July of 2006. In August 2006 we initiated a Phase I study to assess the safety, tolerability and preliminary efficacy of sphingosome encapsulated vinorelbine in patients with advanced solid tumors. We are developing this compound for patients with non-small cell lung cancer and breast cancer, among others. The study is being conducted at the Cancer Therapy and Research Center, San Antonio and McGill University, Montreal.

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

Since our inception in December 2002, we have completed five financings resulting in total gross proceeds of $72.4 million, before selling commissions and related offering expenses. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2007, when we expect to commercially launch Zensana. In addition, as we continue the development of our remaining product pipeline, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred.

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including general legal activities.

Our results for the quarter ended June 30, 2006 include share-based compensation for awards that were granted to employees and nonemployees in from September 2005 to May 1, 2006, but were not measured for accounting purposes until these awards were approved by shareholders on May 9th, 2006, in accordance with SFAS 123(R). The Company will take the entire expense in 2006 for the shares that would have been expensed in 2005 had the share-based awards been approved at the time of original issuance.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Financial Accounting Standards Board Statement FAS 123(R) as discussed below.

Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations, and the disclosure-only provisions of SFAS No. 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of June 30, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123, b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and c) compensation cost for share-based awards granted by the Company prior to becoming a public entity which are accounted for under the prospective transition method. In accordance with the modified-prospective-transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The compensation expense is calculated in accordance with the guidance in SFAS No. 123R, using the Black-Scholes option pricing model to estimate the fair value of the share based compensation. For the six months ended June 30, 2006, share based compensation expense was approximately $2.3 million, which consisted entirely of the amortization of the fair value of employee stock options and restricted stock granted in prior periods, or granted in the six months ended June 30, 2006, over the vesting periods. We expect to record additional future share based employee compensation expense of $17.0 million over a weighted average period of 1.96 years for the portion of the share-based compensation that had not been recognized as of June 30, 2006. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company's net deferred tax assets and our net operating loss carryforwards. We expect quarterly stock-based compensation expense to increase for the remainder of 2006.

Licensed In-Process Research and Development

Licensed in-process research and development relates primarily to technology, intellectual property and know-how acquired from another entity. We evaluate the stage of development as well as additional time, resources and risks related to development and eventual commercialization of the acquired technology. As we historically have acquired non-FDA approved technologies, the nature of the remaining efforts for completion and commercialization generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies. The cost in resources, probability of success and length of time to commercialization are extremely difficult to determine. Numerous risks and uncertainties exist with respect to the timely completion of development projects, including clinical trial results, manufacturing process development results and ongoing feedback from regulatory authorities, including obtaining marketing approval. Additionally, there is no guarantee that the acquired technology will ever be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment or the introduction of new competitive products. Due to the risks and uncertainties noted above, the Company will expense such licensed in-process research and development projects when incurred. However, the cost of acquisition of technology is capitalized if there are alternative future uses in other research and development projects or otherwise based on internal review. All milestone payments will be expensed in the period the milestone is reached.

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

All of our research and development activities related to clinical study activity are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. Expense incurred for these contracted activities are based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Selling, General and administrative expenses. For the three ended June 30, 2006, selling, general and administrative (“SG&A”) expense was $2.6 million as compared to $1.0 million for the three months ended June 30, 2005. For the three months ended June 30, 2006 the increase in G&A of $1.6 million is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $1.2 million, specifically relating to employee share-based compensation under SFAS 123R. For the three months ended June 30, 2006, we also incurred an increase of approximately $0.2 million in associated professional fees and outside services, mainly due to an increase of $0.1 million in share-based compensation for consultants and an increase of approximately $0.2 million in legal fees and other consulting and professional fees, due mainly to the May 2006 Inex Pharmaceuticals licensing transaction.

Research and development expenses. For the three months ended June 30, 2006, research and development (“R&D”) expense was $18.4 million as compared to $1.2 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, the increase of approximately $17.2 million is due primarily to an increase of $15.5 million in expenses for the clinical development of our product pipeline, including $11.9 million in license fees related to the Inex license agreement and a $1.0 million payment in expense for milestones reached in our license agreements. These clinical costs included the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection and other professional fees and outside services. For the three months ended June 30, 2006, the Company incurred increased salary, employee benefits and other personnel related costs of approximately $1.5 million as compared to the three months ended June 30, 2005, including an increase of $1.0 million in employee related stock-based compensation expense due to the implementation of SFAS No. 123R, and an increase of $0.5 million in salary and other benefits expense due to increased headcount. Other allocable operating expenses including travel, conferences and insurance increased by approximately $0.1 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

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

Interest income, net. For the three months ended June 30, 2006, net interest income was $249,426, compared to net interest income of $30,495 for the three months ended June 30, 2005. The increase of approximately $219,000 resulted from increased cash balance in our interest bearing accounts due to our May 2006 financing which raised gross proceeds of $40.0 million plus rising interest rates .

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Selling, General and administrative expenses. For the six months ended June 30, 2006, SG&A expense was $3.6 million, as compared to $1.7 million for the six months ended June 30, 2005. For the six months ended June 30, 2006 the increase of $1.9 million is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $1.3 million, including an increase of $1.3 million in employee related share-based compensation expense due to the implementation of SFAS No.123R, salaries and other employee benefits. For the six months ended June 30, 2006, we also incurred an increase of approximately $0.3 million in associated professional fees and outside services, mainly due to an increase of $0.1million in share-based compensation for consultants and an increase of approximately $0.1 million in legal fees due to the May Inex license agreement, and an increase of approximately $0.1 million in other outside services, including payments to members of the Board of Directors, investor relations services, marketing expenses and public filing and exchange listing fees.

Research and development expenses. For the six months ended June 30, 2006, R&D expense was $20.9 million as compared to $2.9 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the increase of approximately $18.0 million is due primarily to an increase in of $16.1 million in expenses for the clinical development of our product pipeline, including $11.9 million in license fees and transaction services related to the Inex license agreement. Also included in the clinical costs is an increase of $1.1 million in clinical milestone expense related to Zensana and Talvesta clinical progress, and an increase of clinical costs of $3.1 million for research and development costs related to the development costs of our six drug candidates. These clinical costs included the physical manufacturing of drug compounds, payments to our contract research organization and legal expenses associated with our continued patent protection and other professional fees and outside services. For the six months ended June 30, 2006, we incurred increased salary, employee benefits and other personnel related costs of approximately $1.8 million as compared to the six months ended June 30, 2005, including an increase of $1.0 million in employee related stock-based compensation expense specifically related to implementation of SFAS No. 123R, and an increase of $0.8 million in salary, bonus and other benefit expenses due to increased headcount. Other allocable operating expenses increased by approximately $0.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 travel and conference expenses, insurance and other costs.

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

Interest income, net. For the six months ended June 30, 2006, net interest income was $384,752, compared to net interest income of $50,062 for the six months ended June 30, 2005. The increase of approximately $335,000, respectively, resulted from increased cash balance due to our May 2006 financing which raised gross proceeds of $40.0 million plus rising interest rates.

Liquidity and Capital Resources

From inception to June 30, 2006, we have incurred an aggregate net loss of $42.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through June 30, 2006, we have raised a net increase in cash and cash equivalents of $44.3 million. This increase primarily resulted from net cash provided by financing activities of $69.4 million from inception through June 30, 2006, substantially all of which was derived from our four private placements which resulted in aggregate net proceeds to us of $67.9 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $22.2 million and net cash used in investing activities of $2.9 million for the cumulative period from inception to June 30, 2006.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2006, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our six product candidates, including three to be developed under the Inex license agreement dated May 6, 2006, we anticipate that research and development expenses will continue to increase in 2006 and substantially in subsequent years as we increase our efforts and as our existing product candidates proceed through preclinical studies and more costly clinical studies. In particular, because we plan to initiate a Phase III clinical trial of Marqibo in hematological malignancies by the end of 2006, we expect our research and development expenses to increase significantly in the second half of 2006 and beyond. We estimate that we will have sufficient cash on hand to fund clinical development into 2007. However, we may seek to raise additional capital before in order to fund our future development activities, likely by selling shares of our capital stock or other securities. There can be no assurance that such capital will be available to us on favorable terms or at all. In April 2006, we filed a shelf registration statement with the SEC. The registration statement provides for the offering of up to $75 million of our common stock. In May 2006, we completed a private offering in which we sold 4.7 million shares of common stock which were part of the filed shelf registration, for gross proceeds of $40.0 million. We may offer the remaining securities on the shelf registration statement from time to time and at such times as we believe a plan of financing is in our best interests.

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

Immediately prior to the EMLR - Hana Biosciences merger in July 2004, we received gross proceeds of $8.0 million through the sale of 2,395,210 shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was convertible at the holder's election into 1.410068 common shares. On January 18, 2005, the effective date of the registration statement covering the resale of the common shares issuable upon conversion of the Series A Preferred Stock, the Series A Preferred Stock automatically converted into 3,377,409 shares of common shares.

On April 22, 2005, we completed a private placement of 3,916,082 shares of our common stock at a price of $1.28 per share, resulting in gross proceeds to us of approximately $5.0 million. In connection with the private placement, we issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share, of which warrants to purchase an aggregate of 997,791 shares remain outstanding.  The terms of the warrants provide that we may, at our option, redeem the warrants after such time that the average closing price of our common stock exceeds $3.14 per share for a 30-day period, which condition was satisfied in August 2005.  Accordingly, we may, at our election, redeem the warrants, at a redemption price of $0.01 per warrant share, at any time upon 30 days' prior written notice to the warrant holders.  The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, we paid an aggregate of approximately $321,000 in commissions to placement agents.  Included in the amounts paid to placement agents were $52,500 in commissions and warrants to purchase 58,593 shares of common stock to Paramount BioCapital, Inc., a related party. We also incurred approximately $14,000 of legal expenses for the private placement.

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

On May 19, 2006, we completed a registered direct placement of 4,701,100 shares of our common stock. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to executive officers and affiliates of a director of the Company at a price of $9.07 per share, which resulted in total gross proceeds to us of approximately $40.0 million. In connection with the purchase agreement, we paid an aggregate of approximately $2.4 million in commissions to placement agents. We also incurred approximately $535,000 of legal and other expenses paid to placement agents

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our six product candidates, over the next 12 months we estimate that we will need approximately $29.5 million in order to fund our research and development activities, including amounts to milestone payments that we expect to be triggered under the license agreements relating to our product candidates. The remaining amount of costs are devoted to salaries associated with those individuals in the research and development department as well as and the manufacturing and clinical trial costs for our six product candidates. We estimate that we will have sufficient capital to fund our research and development activities through 2006 and into 2007.

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

• costs of increased selling, general and administrative expenses.

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

Plan of Operation

Our plan of operation for the year ending December 31, 2006 is to continue implementing our business strategy, including the clinical development of our six product candidates. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 12 months to include:

• operating expenses, including expanded research and development and selling, general and administrative expenses; and

• product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our six product candidates.

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our six product candidates, over the next 12 months we expect to spend approximately $29.5 million on clinical development (including milestone payments of $6.3 million that we expect to be triggered under the license agreements relating to our product candidates), $1.8 million on general corporate and administrative expenses, and $600,000 on facilities and rent. We expect to have completed the remaining Phase I clinical trials in Talvesta. These clinical trials include those in solid tumors and acute lymphocytic leukemia, or ALL. In addition we expect to initiate a Phase II clinical trial in relapsed or refractory gastric cancer as well as a Phase I clinical trial in pediatric solid tumors. In addition, we plan to initiate at least one registrational clinical trial for Marqibo in hematological malignancies. We also expect to complete our Phase I clinical trial in sphingosome encapsulated vinorelbine, as well as ropidoxuridine, and with the potential launch of Zensana scheduled in the first half of 2007 we will continue to evaluate and manage our launch efforts.

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

Zensana (ondansetron HCl) Oral Spray. Since acquiring our rights to Zensana in October 2004, we have incurred $3.6 million of project costs related to our development through June 30, 2006, of which $1.3 million and $2.3 million was incurred in the three and six months ended June 30, 2006 and $0.9 million was incurred in fiscal 2005. We completed our pivotal clinical trials of Zensana in early 2006, and filed an NDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act in the second quarter of 2006. If approved by the FDA, we intend to commercially launch Zensana in the United States in 2007. We estimate that we will need to expend at least an additional $6.3 million before we receive FDA approval for Zensana, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.

Marqibo®. Since acquiring the exclusive world-wide rights to develop and commercialize Marqibo in May 2006 we have incurred $437,000 in project costs related to our development of Marqibo through June 30, 2006. We plan to initiate a Phase III clinical trial in the second half of 2006 and believe we will need to spend approximately $2.1 million in 2006 to fund our research and development efforts. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Marqibo, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Talvesta. From inception through June 30, 2006, we have incurred $3.4 million of costs related to our development of Talvesta, of which $1.3 million, $1.0 million and $272,205 was incurred in fiscal 2005, 2004 and 2003, respectively. For the three and six months ended June 30, 2006, we incurred $423,000 and $872,000, respectively, of costs in the development of Talvesta. We believe we currently have sufficient capital to fund our planned development activities of Talvesta through 2006. We estimate that we will need to expend an aggregate of approximately $65 million in order to complete development of Talvesta, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development we expect that it will take an additional four to five years before we complete development and obtain FDA approval of Talvesta, if ever.

Ropidoxuridine (IPdR). Since acquiring our rights to ropidoxuridine in February 2004, we have incurred $1.7 million of project costs related to our development of ropidoxuridine through June 30, 2006, of which $834,900 and $656,251 were incurred in fiscal 2005 and 2004 respectively. For the three and six months ended June 30, 2006, we incurred approximately $85,000 and $156,000, respectively, of project costs related to the development of ropidoxuridine. Currently, we estimate that we will need to expend at least an additional $45 million until we receive FDA approval for ropidoxuridine, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 5 or 6 years until we will have completed development and obtained FDA approval of ropidoxuridine, if ever. We believe we currently have sufficient capital to fund our development activities of ropidoxuridine through 2006.

Sphingosome Encapsulated Vinorelbine and Sphingosome Encapsulated Topotecan. Along with our rights to Marqibo, we acquired our rights to develop and commercialize sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan in May 2006 in connection with our license transaction with Inex Pharmaceuticals Corporation. Since acquiring the exclusive world-wide rights to develop and commercialize sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan in May 2006, we have incurred $440,000 and $177,000, respectively, in project costs related to our development of these drugs through June 30, 2006. As these drugs are early in their clinical development, the registrational strategy is still being evaluated.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, auction rate securities and our investment in NovaDel Pharma, Inc. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our auction rate securities and our investment in NovaDel. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of June 30, 2006, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

You should carefully consider all of the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Except as described below, there have been no material changes in the risk factors included under Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, other than changes resulting from the following:

•	our operating results and financial condition for and as of the three months ended June 30, 2006;

•	our sale of approximately 4.7 million shares of our common stock resulting in gross proceeds of $40 million on May 19, 2006;

•	our receipt in May 2006 and June 2006 of orphan drug designation for our product candidates Talvesta and Ropidoxuridine (IPdR), respectively; and

•	the submission on June 30, 2006 of our new drug application for Zensana.

As a result of these events, the risk factors identified by the following captions have been updated or otherwise revised from those included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006:

•	We are a development stage company with a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

•	If we are not able to successfully develop and commercialize Zensana in the United States, we may not generate sufficient revenues to continue our business operations.

•
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

We are a development stage company with a limited operating history. We have never generated revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2005 and the six months ended June 30, 2006, we had net losses of $10.0 million and $24.0 million, respectively. From our inception in December 2002 through June 30, 2006, we have incurred a net loss of $42.1 million.

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

None of our product candidates have been approved for commercial sale in any country. The process to develop, obtain regulatory approval for and commercialize potential drug candidates is long, complex and costly. We submitted a New Drug Application, or NDA, for our lead product candidate Zensana, to the U.S. Food and Drug Administration, or FDA, in June 2006. We licensed Zensana from NovaDel Pharma, Inc., or NovaDel, in October 2004. If approved, we expect to commercially launch Zensana in the United States in the first half of 2007. Another of our product candidates, Marqibo, is currently only in Phase II clinical trials. We anticipate requesting authorization to commence a Phase III clinical trial of Marqibo in relapsed acute lymphocytic leukemia, or ALL, in the second half of 2006. We licensed Marqibo from Inex Pharmaceuticals, or Inex, in May 2006. Our other four product candidates are in early stages of clinical development.

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

In May 2006, we licensed the rights to develop and commercialize three sphingosomal product candidates, including Marqibo, from Inex Pharmaceuticals Corporation, which doubled the size of our product candidate pipeline. If all necessary regulatory approvals are obtained, we plan to initiate a Phase III clinical trial in ALL in Marqibo in the second half of 2006, and Phase I clinical trials in two of our other product candidates, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan, in 2007. We need FDA and other approvals before we can pursue our clinical trials and there is no assurance we will be able to obtain such approvals. Moreover, we will be required to devote substantial capital and personnel resources to our newly-acquired product candidates in order to attempt to successfully continue their development. If we fail to devote sufficient resources to the development of these product candidates, or if our focus on the new sphingosomal product candidates diverts our attention from the development of Zensana and other product candidates, we will not realize the intended benefits from the recently-completed transaction and our business will suffer.

We may need to raise additional capital to fund our operations. If we are unable to raise additional capital when needed, we may have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

We expect to incur losses at least until we can successfully commercialize one or more of our product candidates. We may require additional financing to fund our development programs and to expand our infrastructure and commercialization activities. Net cash used in operating activities was $8.5 million for the six months ended June 30, 2006 and $8.5 million in 2005. We do not know whether additional financing will be available on terms favorable to us when needed, if at all. Our future capital requirements depend on many factors, including:

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

To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. We may grant future investors rights superior to those of our current common stockholders. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We currently do not carry product liability insurance but instead maintain a $5 million clinical trial insurance policy for our ongoing Phase I and Phase I/II clinical trials of one of our product candidates, Talvesta (talotrexin). Even if our agreements with any future collaborators entitle us to indemnification against damages from product liability claims, such indemnification may not be available or adequate should any claim arise.

Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of Our Product Candidates

If we are unable to obtain regulatory approval to sell our lead product candidate, Zensana, or another product candidate, Marqibo, our business will suffer.

We believe we have completed or may otherwise rely upon all required clinical trials, whether conducted by us or others, relating to Zensana and submitted our NDA for Zensana to the FDA in June 2006 pursuant to Section 505(b)(2) of the U.S. Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) of the FDCA is the section describing NDAs for which at least some of the investigations relied upon by the applicant for approval of the application were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. While we believe Section 505(b)(2) is applicable to Zensana, it is possible that the FDA could disagree and require us to submit a “stand-alone” or “full” Section 505(b)(1) NDA, which would require significantly more clinical studies and/or other data collection or analysis. Additionally, in reviewing our NDA, the FDA may require us to conduct additional extensive clinical or non-clinical trials or other analysis or may reject our NDA for a variety of other reasons. If the FDA requires us to complete additional clinical trials relating to Zensana before it will consider approving our NDA, or if non-clinical or other information is requested, the timing of our planned commercial launch for Zensana may be significantly delayed or even precluded and we may be required to incur substantial additional expenses. Depending on the types of studies or other analysis required by the FDA, we may never be able to establish that Zensana is safe for use or effective in use and, thus, may never be able to sell Zensana. Furthermore, because the oral ondansetron formulation on which our Section 505(b)(2) application is based is protected by two unexpired patents and pediatric exclusivity, it is possible that the approval, if any, of our Section 505(b)(2) application may be delayed as a result of patent infringement litigation. Finally, even if Zensana is approved by the FDA, such approval may be materially modified or withdrawn by the FDA for a variety of reasons.

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

•       A supportive study in NHL patients and ALL patients was not well conducted or well controlled; and

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

With respect to Zensana and Marqibo, additional FDA regulatory risks exist which may prevent FDA approval of these drug candidates and thereby prevent their commercial use. Additionally, if Zensana or Marqibo, or any of our product candidates are approved by the FDA, such approval may be withdrawn by the FDA for a variety of reasons, including:

•	that clinical or other experience, tests, or other scientific data show that the drug is unsafe for use;

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

Other regulatory risks may arise as a result of a change in applicable law or regulation or the interpretation thereof, and may result in material modification or withdrawal of prior FDA approvals.

Many of our product candidates are in early stages of clinical trials, which are very expensive and time-consuming. Any failure or delay in completing clinical trials for our product candidates could harm our business.

Our four other product candidates, Talvesta, ropidoxuridine (IPdR), sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan, are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates. In addition to the risks set forth above for Zensana and Marqibo, which also apply to Talvesta, ropidoxuridine, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan, these product candidates also have additional risks as each is in an earlier stage of development and review.

In 2003, we filed our Investigational New Drug Application, or IND, for Talvesta and in March 2004 we initiated a Phase I clinical trial at Dana-Farber Cancer Institute, Inc., Massachusetts General Hospital and Beth-Israel Deaconess Hospital. We have also recently completed an open-label multicenter, multinational Phase I and II study of Talvesta in the treatment of relapsed or refractory non-small cell lung cancer, or NSCLC, and in June 2005, we commenced an open-label, multicenter Phase I and II clinical trial of Talvesta in the treatment of refractory leukemia. We also commenced an initial Phase I clinical trial of our product candidate ropidoxuridine in September 2005. We do not expect to request regulatory and other approvals to initiate clinical trials on sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan until 2007, if at all.

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

None of our product candidates have been approved for commercial sale in any country. FDA approval is required to commercialize all of our product candidates in the United States and approvals from the FDA equivalent regulatory authorities are required in foreign jurisdictions in order to commercialize our product candidates in those jurisdictions. We only possess the right to attempt to develop and commercialize Zensana within the United States and Canada. We possess world-wide rights to develop and commercialize Marqibo and our other product candidates.

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

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory approval for any of our product candidates. Additionally, a change in applicable law or regulation, or the interpretation thereof, may result in material modification or withdrawal of prior FDA approvals.

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

Our competitive position may be harmed if a competitor obtains orphan drug designation and approval for the treatment of ALL for a clinically superior drug.

Orphan drug designation is an important element of our competitive strategy because the latest of our licensors’ patents for Talvesta expires in 2023. In May 2006, the FDA approved our application for orphan drug designation for the use of Talvesta in treating ALL. The company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. However, even though we obtained orphan drug status for Talvesta in the treatment of ALL, the FDA may permit other companies to market a drug for the same designated and approved condition during our period of orphan drug exclusivity if it can be demonstrated that the drug is clinically superior to our drug. This could create a more competitive market for us.

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. For example, our current Phase I clinical trial for Talvesta is being conducted by Dana-Farber Cancer Institute, Inc., Massachusetts General Hospital and Beth-Israel Deaconess Hospital. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, but we will be ultimately responsible for any of their failures.

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

We concluded bioavailability and bioequivalent clinical trials of Zensana, our most advanced product candidate, in early 2006, and in June 2006, we filed an NDA with the FDA. If approved, we expect to commercially launch Zensana in the United States in the first half of 2007. We anticipate requesting authorization to commence a Phase III clinical trial of Marqibo, our second most advanced product candidate, in the second half of 2006. We have invested a significant portion of our time and financial resources in the development of these two programs. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Zensana.

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

We do not expect Zensana to be commercialized before the first half of 2007, if at all. If we are unable to commercialize our product candidates, we will not generate product revenues. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory policies and proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, which contains, among other changes to the law, a wide variety of changes that impact Medicare reimbursement of pharmaceuticals to physicians and hospitals. The MMA requires that, as of January 1, 2005, payment rates for most drugs covered under Medicare Part B, including drugs furnished incident to physicians’ services, are to be based on manufacturer’s average sales price, or ASP, of the product. Implementation of the ASP payment methodology for drugs furnished in physician’s offices generally resulted in reduced payments in 2005, and could result in lower payment rates for drugs in the future.

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

The MMA also revised the method by which Medicare pays for many drugs administered in hospital outpatient departments beginning in 2005. In addition, the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, published a proposed rule on payment amounts for drugs administered in hospital outpatient departments for 2006. As a result of the changes in the MMA and, if the methods suggested by CMS in the proposed 2006 rule are implemented, certain newly introduced drugs administered in hospital outpatient departments, which we believe would include Zensana, will generally be reimbursed under an ASP payment methodology, except that during a short introductory period in which drugs have not been assigned a billing code a higher payment rate is applicable. As in the case of physician offices, implementation of the ASP payment methodology in the hospital outpatient department could negatively impact our ability to sell our product candidates.

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If approved, Zensana will compete with the currently available oral form of ondansetron, which is currently being manufactured and sold by GlaxoSmithKline Inc. under the name Zofran. In addition, the FDA may approve generic versions of ondansetron before and/or after any action on the Zensana marketing application with which we might compete. If approved, Marqibo will compete with unencapsulated vincristine, which is generic, other cytotoxic agents such as antimetabolites, alkylating agents, cytotoxic antibiotics, vinca alkyloids, platinum compounds and taxanes, and other cytotoxic agents that use different encapsulation technologies. If approved, Talvesta will compete with existing antifolate therapies currently being sold by Pfizer, Inc. (trimetrexate), Eli Lilly & Co. (pemetrexed) and Novartis AG (edatrexate). Although there are no FDA-approved radiation sensitizers currently on the market, there are several product candidates in development that will compete with our product candidate ropidoxuridine and which are significantly further along in development. For example, Allos Therapeutics, Inc. and Pharmacyclics, Inc. each have a radiation sensitizer in Phase III development. These or other future competing products and product candidates may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

We have licensed from third parties rights to numerous issued patents and patent applications. To date, through our license agreements for Talvesta, ropidoxuridine, Marqibo and Zensana, we hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications. We also have patent rights to applications pending in several foreign jurisdictions. We have filed and anticipate filing additional patent applications both in the United States and internationally, as appropriate.

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

The degree of future protection for our proprietary rights is uncertain in part because legal means afford only limited protection and may not adequately protect our rights, and we will not be able to ensure that:

•	we or our licensors or collaborators were the first to make the inventions described in patent applications;

•	we or our licensors or collaborators were the first to file patent applications for inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	any of our pending patent applications will result in issued patents;

•	any patents licensed or issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we will ultimately be able to enforce our owned or licensed patent rights pertaining to our products;

•	any patents licensed or issued to us will not be challenged, invalidated, held unenforceable or circumvented;

•	we will develop or license proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our ability to do business.

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

Our license agreements relating to Talvesta, ropidoxuridine and Zensana are subject to termination by our licensors in the event we materially breach those agreements. With respect to the Talvesta license, Dana-Farber Cancer Institute, Inc. and Ash Stevens, Inc. may terminate the agreement, after giving us notice and an opportunity to cure, if we commit a material breach, including failing to make a scheduled milestone or other payment when due, failing to meet our diligence obligations, ceasing to carry on our business with respect to the licensed products, or being convicted of a felony relating to the manufacture, use, sale or importation of the licensed products. The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding. Our license agreement for ropidoxuridine contains similar provisions, in that Yale University and the Research Foundation of State University of New York may terminate the agreement, after giving us notice and an opportunity to cure, if we commit a material breach, including failing to make scheduled payments, or terminate the agreement without giving us the opportunity to cure for our failure to obtain or maintain adequate insurance, or our involvement in a bankruptcy. Under the Zensana license, NovaDel may terminate our license, after giving us notice and an opportunity to cure, for our material breach or payment default. The license also terminates automatically if we are involved in a bankruptcy. In the event these license agreements are terminated, we will lose all of our rights to develop and commercialize the applicable product candidate covered by such license, which would harm our business and future prospects.

Our license to Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan are governed by a series of transaction agreements which may be individually or collectively terminated, not only by Inex, but also by University of Texas M.D. Anderson Cancer Center, British Columbia Cancer Agency or University of British Columbia under the underlying agreements governing the license or assignment of technology to Inex. Inex may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

Third party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

In order to protect or enforce patent rights, we may initiate patent litigation against third parties. Similarly, we may be sued by others. We also may become subject to proceedings conducted in the U.S. Patent and Trademark Office, including interference proceedings to determine the priority of inventions, or reexamination proceedings. In addition, any foreign patents that are granted may become subject to opposition, nullity, or revocation proceedings in foreign jurisdictions having such proceedings opposed by third parties in foreign jurisdictions having opposition proceedings. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel from their normal responsibilities.

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

We are aware of certain United States patents that relate to ondansetron compositions and uses therefor to treat nausea and vomiting.  These patents pertain to Zofran, an FDA-approved first generation 5-HT3 antagonist product upon which we based our NDA for Zensana under Section 505(b)(2) of the FDCA. Certain of these patents are due to expire in advance of our planned commercial launch of Zensana in the United States in the first half of 2007. Upon commercialization, if Zensana or its commercial use or production meets all of the requirements of any of the claims of the aforementioned patents or any other patents, or patents that may issue from related patent applications or any other patent applications, then we may need a license to one or more of these patents. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from commercializing Zensana.

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

From January 1, 2005 to August 11, 2006, the market price of our common stock has ranged from a high of $12.94 per share to a low of $1.25 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the price at which you purchased it due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended June 30, 2006, the Company sold an aggregate of 55,154 shares of its common stock pursuant to the exercise of outstanding warrants, as summarized below:

Date of Exercise	No. Shares	Exercise Price	Original Warrant Issuance Date
04/26/2006	11,718	1.57	04/22/2005
04/26/2006	5,000	5.80	10/24/2005
05/10/2006	5,859	1.57	04/22/2005
05/10/2006	5,859	1.57	04/22/2005
05/04/2006	15,000	5.80	10/24/2005
06/08/2006	11,718	1.57	04/22/2005

The shares identified above that were sold at a price of $1.57 per share resulted from exercises of warrants issued to the investors in the Company's April 2005 private placement; and the shares sold at $5.80 per share relate to warrants originally issued to the investors in the Company’s October 2005 private placement. The Company's sales of the shares in connection with the warrant exercises described above were done in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such act and/or Rule 506 promulgated thereunder. The Company had a reasonable basis to believe that each purchaser was an accredited investor and/or had knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of their investment.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

We held our Annual Meeting of Stockholders at the Embassy Suites Hotel, 250 Gateway Boulevard in South San Francisco, California on May 9, 2006. The stockholders took the following actions:

(i)    The stockholders elected five directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Mark J. Ahn	14,636,771	5,265
Arie S. Belldegrun	14,635,771	6,265
Isaac Kier	14,499,092	142,944
Leon E. Rosenberg	14,635,703	6,333
Michael Weiser	14,637,868	4,168

(ii)    The stockholders ratified and approved our 2003 Stock Option Plan. There were 9,052,858 votes cast for the proposal; 259,082 votes were cast against the proposal; 653,423 votes abstained; and there were 4,676,673 broker non-votes.

(iii)    The stockholders ratified and approved our 2004 Stock Incentive Plan, as amended. There were 9,053,858votes were cast for the proposal; 258,082 votes were cast against the proposal; 653,423 votes abstained; and there were 4,676,673 broker non-votes.

(iv) The stockholders ratified and approved our 2006 Employee Stock Purchase Plan. There were 9,244,349 votes were cast for the proposal; 83,433 votes were cast against the proposal; 637,581 votes abstained; and there were 4,676,673 broker non-votes.

Item 5. Other Information

On June 1, 2006, the Company entered into a sublease agreement with MJ Research Company as sub-lessor. Pursuant to the sublease agreement, the Company subleased from MJ Research Company 18,788 square feet of office space located at 7000 Shoreline Court in South San Francisco, California. The sublease agreement provides for a three-year term commencing June 1, 2006 and requires the Company to make average monthly payments of approximately $49,000 during the term, for an aggregate amount of $1.8 million.

On May 9, 2006, we granted 22,000 restricted shares of our common stock under our 2004 Stock Incentive Plan to Dr. Gregory I. Berk, our senior vice president, chief medical officer. The shares vest in two installments of 11,000 shares on each of November 1, 2006 and November 1, 2007. The restricted stock grant was authorized by our board of directors in November 2005, subject to the approval of our 2004 Stock Incentive Plan by our stockholders, which occurred on May 9, 2006.

Item 6. Exhibits

Exhibit No.	Description
10.1	2003 Stock Option Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).

10.2	2004 Stock Incentive Plan (as amended) of Hana Biosciences, Inc. (incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).

10.3	2006 Employee Stock Purchase Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).

10.4	License Agreement dated May 6, 2006 between the Company and Inex Pharmaceuticals Corporation.**

10.5	Sublicense Agreement dated May 6, 2006 among the Company, Inex Pharmaceuticals Corporation and the University of British Columbia.**

10.6	Registration Rights Agreement dated May 6, 2006 between the Company and Inex Pharmaceuticals Corporation.

10.7	Transaction Agreement dated May 6, 2006 between the Company and Inex Pharmaceuticals Corporation.

10.8
Amended and Restated License Agreement among Elan Pharmaceuticals, Inc., Inex Pharmaceuticals Corporation (for itself and as successor in interest to IE Oncology Company Limited), as assigned to the Company by Inex Pharmaceuticals Corporation on May 6, 2006.

10.9
Placement Agent Agreement by and among the Company, Lehman Brothers Inc., Jefferies & Company, and Oppenheimer & Co. Inc., dated as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 17, 2006).

10.10	Form of common stock purchase agreement dated May 17, 2006 between the Company and certain investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 17, 2006).

10.11	Amendment No. 3 dated June 30, 2006 to Employment Agreement between the Company and Mark J. Ahn.

10.12	Restricted Stock Agreement dated June 30, 2006 between the Company and Mark J. Ahn.

10.13	Restricted Stock Agreement dated June 30, 2006 between the Company and Fred L. Vitale.

10.14	Restricted Stock Agreement dated May 9, 2006 between the Company and Gregory I. Berk.

10.15	Sublease Agreement dated May 31, 2006 between the Company and MJ Research Company, Inc., including amendment thereto dated May 31, 2006

10.16	Amendment to Stock Option Agreements between the Company and Mark J. Alan dated June 30, 2006.

10.17	Amendment to Stock Option Agreement between the Company and Fred L. Vitale dated June 30, 2006.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
_______________
**	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: August 14, 2006	By:	/s/ Mark J. Ahn
Mark J. Ahn President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	2003 Stock Option Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.2	2004 Stock Incentive Plan (as amended) of Hana Biosciences, Inc. (incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.3	2006 Employee Stock Purchase Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.4	License Agreement dated May 6, 2006 between the Company and Inex Pharmaceuticals Corporation.**
10.5	Sublicense Agreement dated May 6, 2006 among the Company, Inex Pharmaceuticals Corporation and the University of British Columbia.**
10.6	Registration Rights Agreement dated May 6, 2006 between the Company and Inex Pharmaceuticals Corporation.
10.7	Transaction Agreement dated May 6, 2006 between the Company and Inex Pharmaceuticals Corporation.
10.8
Amended and Restated License Agreement among Elan Pharmaceuticals, Inc., Inex Pharmaceuticals Corporation (for itself and as successor in interest to IE Oncology Company Limited), as assigned to the Company by Inex Pharmaceuticals Corporation on May 6, 2006.

10.9
Placement Agent Agreement by and among the Company, Lehman Brothers Inc., Jefferies & Company, and Oppenheimer & Co. Inc., dated as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 17, 2006).

10.10	Form of common stock purchase agreement dated May 17, 2006 between the Company and certain investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 17, 2006).
10.11	Amendment No. 3 dated June 30, 2006 to Employment Agreement between the Company and Mark J. Ahn.
10.12	Restricted Stock Agreement dated June 30, 2006 between the Company and Mark J. Ahn.
10.13	Restricted Stock Agreement dated June 30, 2006 between the Company and Fred L. Vitale.
10.14	Restricted Stock Agreement dated May 9, 2006 between the Company and Gregory I. Berk.
10.15	Sublease Agreement dated May 31, 2006 between the Company and MJ Research Company, Inc., including amendment thereto dated May 31, 2006.
10.16	Amendment to Stock Option Agreements between the Company and Mark J. Alan dated June 30, 2006.
10.17	Amendment to Stock Option Agreement between the Company and Fred L. Vitale dated June 30, 2006.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
_______________
**	Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2.