Form 10-Q
period 2006-09-30
Hana Biosciences Inc
filed 2006-11-13
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

As of November 10, 2006, there were 29,022,979 shares of the registrant's common stock, $.001 par value, outstanding.

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

•the development of our drug candidates;

•the regulatory approval of our drug candidates;

•our use of clinical research centers and other contractors;

•our ability to find collaborative partners for research, development and commercialization of potential products;

•acceptance of our products by doctors, patients or payors;

•our ability to market any of our products;

•our history of operating losses; our ability to compete against other companies and research institutions;

•our ability to secure adequate protection for our intellectual property; our ability to attract and retain key personnel;

•availability of reimbursement for our product candidates;

•the effect of potential strategic transactions on our business; our ability to obtain adequate financing; and

•the volatility of our stock price.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,326,069	$17,082,521
Short-term investments	6,620,574	472,000
Prepaid expenses and other current assets	174,723	74,729
Total current assets	40,121,366	17,629,250

Property and equipment, net	453,389	76,496
Other assets	-	20,453
Restricted cash	125,000	-
Total assets	$40,699,755	$17,726,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,490,925	$671,491
Accrued expenses	2,483,558	865,135
Total liabilities	3,974,483	1,536,626

Commitments and contingencies

Stockholders' equity:

Common stock; $0.001 par value 100,000,000 shares authorized; 28,983,273 and 22,348,655 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	28,983	22,349
Additional paid-in capital	89,913,941	34,400,345
Accumulated other comprehensive loss	(112,000)	(164,000)
Deficit accumulated during the development stage	(53,105,652)	(18,069,121)
Total stockholders' equity	36,725,272	16,189,573
Total liabilities and stockholders' equity	$40,699,755	$17,726,199

 See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from December 6, 2002 (date of inception) to September 30,
	2006	2005	2006	2005	2006
Operating expenses:
Selling, general and administrative	$3,440,436	$959,199	$7,000,719	$2,629,682	$13,834,301
Research and development	7,918,422	776,350	28,864,928	3,648,522	40,279,024

Total operating expenses	11,358,858	1,735,549	35,865,647	6,278,204	54,113,325

Loss from operations	(11,358,858)	(1,735,549)	(35,865,647)	(6,278,204)	(54,113,325)

Other income (expense):
Interest income, net	507,347	36,012	892,099	86,074	1,090,880
Other expense, net	(46,291)	(9,440)	(62,983)	(19,577)	(83,207)

Total other income	461,056	26,572	829,116	66,497	1,007,673

Net loss	$(10,897,802)	$(1,708,977)	$(35,036,531)	$(6,211,707)	$(53,105,652)

Net loss per share, basic and diluted	$(0.38)	$(0.09)	$(1.37)	$(0.38)

Shares used in computing net loss per share, basic and diluted	28,787,445	18,296,200	25,656,244	16,380,517
Comprehensive loss:
Net loss	$(10,897,802)	$(1,708,977)	$(35,036,531)	$(6,211,707)
Unrealized gain (loss)	(16,000)	-	52,000	-
Comprehensive loss	$(10,913,802)	$(1,708,977)	$(34,984,531)	$(6,211,707)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Nine months ended September 30, 2006

	Common stock
	Shares	Amount	Additional paid-in capital	Common stock to be Issued		Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders' equity
Balance at January 1, 2006	22,348,655	$22,349	$34,400,345	$--	$	$(164,000)	$(18,069,121)	$16,189,573
Issuance of shares upon exercise of warrants, options and restricted stock	730,832	731	928,529	--		--	--	929,260
Stock-based compensation of employees amortized over vesting period of stock options	--	--	6,277,914	--		--	--	6,277,914
Proceeds from registered direct placement, net of $2,881,857 in fees	4,701,100	4,701	37,113,604	--		--	--	37,118,305
Share-based compensation to nonemployees for services	17,050	17	421,474	--		--	--	421,491
Issuance of shares in partial consideration of milestone payment	67,068	67	493,553			--	--	493,620
Inex license agreement - 1,118,568 shares issued	1,118,568	1,118	10,278,522	--		--	--	10,279,640
Net loss	--	--	--	--		--	(35,036,531)	(35,036,531)
Unrealized gain on marketable securities	--	--	--	--		52,000	--	52,000

Balance at September 30, 2006	28,983,273	$28,983	$89,913,941	$--		$(112,000)	$(53,105,652)	$36,725,272

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period from
	Nine Months Ended September 30,		December 6, 2002 (date of inception)
			to September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(35,036,531)	$(6,211,707)	$(53,105,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,503	22,799	141,489
Loss on sale of equipment	41,759	-	41,759
Stock-based compensation of employees	6,277,914	621,173	7,641,733
Share-based compensation to nonemployees for services	421,491	44,777	976,189
Services rendered for satisfaction of unearned consulting fee	-	-	212,445
Services rendered in lieu of payment of subscription receivable	-	-	36,000
Shares to be issued to employees for services rendered	-	148,838	249,750
Issuance of shares in partial consideration for license agreement	10,279,640	-	10,779,640
Issuance of shares in partial consideration of milestone payment	493,620	-	493,620
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(101,114)	(161,072)	(196,296)
Increase (decrease) in accounts payable	819,434	(292,010)	1,490,925
Increase (decrease) in accrued and other current liabilities	1,618,422	(38,626)	2,483,558
Net cash used in operating activities	(15,115,862)	(5,865,828)	(28,754,840)

Cash flows from investing activities:
Purchase of property and equipment	(490,916)	(6,856)	(639,398)
Proceeds from sale of equipment	2,760	-	2,760
Purchase of equity securities	-	-	(636,000)
Purchase of marketable securities	(6,075,000)	-	(6,075,000)
Restricted cash	(125,000)	-	(125,000)
Net cash used in investing activities	(6,688,156)	(6,856)	(7,472,638)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	-	-	801,619
Collection of subscription receivable	-	-	4,000
Repayment of notes payable to stockholders	-	-	(651,619)
Proceeds from private placements of preferred and common stock, net	37,118,305	4,678,066	67,927,272
Proceeds from exercise of warrants and options	929,260	433,629	1,472,275
Net cash provided by financing activities	38,047,565	5,111,695	69,553,547
Net increase in cash and cash equivalents	16,243,548	(760,989)	33,326,069
Cash and cash equivalents, beginning of period	17,082,521	6,584,361	--
Cash and cash equivalents, end of period	$33,326,069	$5,823,372	$33,326,069
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,577	$1,238	$41,030
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$-	$-	$150,000
Unrealized gain/(loss) on marketable securities	$52,000	$-	$(112,000)
Common stock issued to employees for services rendered in 2004	$-	$249,750	$-

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

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants, restricted stock and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at September 30, 2006 and 2005 upon exercise or conversion that were not included in the computation of net loss per share totaled 6,380,137 and 4,172,063, respectively.

Cash and Cash Equivalents and Short-term Investments

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that the compensation cost relating to all share-based payment transactions including employee stock options, be recognized in financial statements. As explained in Note 4, the Company adopted SFAS No. 123R on January 1, 2006. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for employee stock options and only recorded compensation expense if the option's fair market value exceeded the exercise price at the date of grant.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

On September 15, 2006 the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the guidance in this Bulletin.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $10.9 million and $35.0 million, respectively, for the three and nine months ended September 30, 2006. The net loss from date of inception, December 6, 2002 to September 30, 2006 amounted to $53.1 million. The Company's operating activities have used $28.8 million in cash since its inception.

The Company has financed its operations since inception primarily through equity and debt financing. During the nine months ended September 30, 2006, the Company had a net increase of $17.1 million in cash and cash equivalents. This increase primarily resulted from net proceeds of $37.1 million raised through the sale of common stock in May 2006, and $0.9 million in proceeds from stock option and warrant exercises, offset by net cash used in operating activities of $15.1 million and net cash used in investing activities of $6.7 million for the nine months ended September 30, 2006. Total cash and cash equivalents as of September 30, 2006 were $33.3 million compared to $17.1 million at December 31, 2005.

The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell Zensana. Through September 30, 2006, a significant portion of the Company's financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations from cash on hand and through the similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. On May 6, 2006, the Company entered into a License Agreement with Inex Pharmaceuticals Corporation pursuant to which the Company licensed the worldwide rights to develop and commercialize three additional product candidates from Inex. Given the current and desired pace of clinical development of the Company’s product candidates, the Company estimates that it will have sufficient cash on hand to fund clinical development into 2007. The Company may, however, choose to raise additional capital before in order to fund its future development activities, likely by selling shares of its common stock or other securities. If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond 2007, which will delay the development of the Company's product candidates. There can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

NOTE 4. STOCKHOLDERS' EQUITY

Stock Option Plans The Company has several stockholder approved stock option plans under which it grants or has granted options to purchase shares of its common stock to employees

In October 2003, the Company's Board of Directors approved and adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan authorizes a total of 1,410,068 shares of common stock for issuance. Following the adoption of the Company's 2004 Stock Incentive Plan (the “2004 Plan”) in September 2004, no grants or awards have been made under the 2003 Plan. The Company has no current intention of issuing future awards under the 2003 Plan. Instead, the Company intends to make equity incentive awards only under the 2004 Plan. At the May 9, 2006 Annual Meeting, the Company's Stockholders also ratified and approved the 2003 Plan.

In September 2004, the Company's Board of Directors approved and adopted the 2004 Plan, which initially reserved 2,500,000 shares of common stock for issuance. On March 31, 2006, the Board approved, subject to stockholder approval, an amendment to the 2004 Plan to increase the total number of shares authorized for issuance thereunder to 4,000,000. At the May 9, 2006 Annual Meeting, the Company's Stockholders also ratified and approved the 2004 Plan and the amendment to the 2004 Plan.

At the May 9, 2006 Annual Meeting, the Company's Stockholders also ratified and approved the Company's 2006 Employee Stock Purchase Plan (the “2006 Plan”). The 2006 Plan was adopted, subject to stockholder approval, by the Company's Board of Directors on March 31, 2006. The 2006 Plan provides the Company's eligible employees with the opportunity to purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There will be a maximum of 750,000 shares of common stock available for purchase under the 2006 Plan.

Restricted stock awards The Company's Board of Directors has issued 524,264 restricted stock awards as of September 30, 2006 at no cost to the Company's executive officers and directors pursuant to the 2004 Plan. Of these awards 514,264 remain unvested at September 30, 2006.

10,000 restricted stock awards were granted to a Board member and vested immediately upon the approval of the award by shareholders during the Annual Meeting held on May 9, 2006.

484,887 restricted stock awards were granted to the Company's Chief Executive Officer in 2006. Of the restricted stock awards granted 85,000 shares vest in equal increments of 42,500 shares each on November, 1 2006 and November, 1 2007, 325,000 shares vest in equal increments of 162,500 shares each on May 19, 2007 and May 19, 2008 and 57,613 shares vest on January 1, 2007, 4,313 vest on February 15, 2007, 3,765 vest on February 26, 2007 and 9,196 vest on July 20, 2007.

In 2006 the Board of Directors granted 22,000 restricted stock awards to the Company's senior vice president and Chief Medical Officer of which 11,000 shares vest on October 13, 2006 and October 13, 2007.

In 2006 the Board of Directors granted 7,377 restricted stock awards to the Company's vice president and Chief Business Officer of which 100% vest on January 1, 2007.

A summary of the status of the Company's restricted stock awards as of December 31, 2005 and changes during the nine months ended September 30, 2006 is as follows:

Nonvested Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	-	$-
Granted	524,264	10.68
Vested	(10,000)	10.90
Cancelled/Forfeited	-	-

Nonvested at September 30, 2006	514,264	$10.68

As of September 30, 2006, we estimate that there is $4.1 million in total, unrecognized compensation costs related to employee nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.37 years.

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

In applying the modified prospective transition method of SFAS No. 123R, the Company estimated the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to our Company, including industry, stage of life cycle, size and financial leverage. As the Company has so far only awarded “plain vanilla options” as described by the SEC's Staff Accounting Bulletin No. 107, the Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which the Company will be required to adopt another method to determine expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, the Company currently estimates that 10% annually of our stock options awarded will be forfeited. For options granted while the Company was a nonpublic entity, the Company applied the prospective method in which the awards that were valued under the minimum value method for proforma disclosure purposes will continue to be expensed using the intrinsic value method of APB 25.

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

Share-based Compensation. The Company currently awards stock option grants under its 2004 Plan. Under the 2003 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 1,410,068 shares of its common stock. Under the 2004 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 4,000,000 shares. Historically, stock options issued under these plans primarily vest ratably on an annual basis over the vesting period, which has generally been three years.

The following table summarizes information about stock options outstanding at September 30, 2006 and changes in outstanding options in the nine months then ended, all of which are at fixed prices:

	NUMBER OF SHARES SUBJECT TO OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE
Outstanding January 1, 2006	2,452,887	$1.01
Options granted	1,758,179	5.72
Options cancelled	(71,274)	3.58
Options exercised	(407,538)	1.10
Outstanding September 30, 2006	3,732,254	3.17	8.4	$14,009,164
Exercisable at September 30, 2006	1,212,971	$1.34	7.6	$6,698,960

The total aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.5 million and $3.2 million, respectively. Total stock-based compensation was approximately $3.6 million and $6.3 million of compensation cost related to employee stock options and restricted stock recognized in the operating results for the three and nine months ended September 30, 2006, compared to approximately $206,000 and $621,000 of share-based compensation expense recognized in the same periods for 2005. As of September 30, 2006, we estimate that there was $13.7 million in total, unrecognized compensation costs related to non-vested employee share based compensation arrangements, which is expected to be recognized over a weighted average period of 1.86 years.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Number of Shares Subject to Options	Weighted Average Remaining Contractual Life of Options	Number of Options
Exercise Price	Outstanding	Outstanding	Exercisable
$ 0.07 - $ 1.69	1,751,672	7.74 yrs.	1,074,036
$ 2.17 - $ 4.75	1,397,582	8.85 yrs.	136,935
$ 5.10 - $ 11.81	583,000	9.35 yrs.	2,000
$ 0.07 - $ 11.81	3,732,254	8.4 yrs	1,212,971

For purposes of comparison, we calculated the pro forma net loss for the three and nine months ended September 30, 2005 as if all options had originally been calculated consistent with the requirements of SFAS No. 123R, adding back to the net loss all compensation expense recognized using the intrinsic value method, as described in APB No. 25 except for options granted while the Company was a nonpublic entity. Under SFAS 123 these options are excluded from proforma disclosures.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,708,977)	$(6,211,707)
Add: Total stock-based employee compensation cost determined under intrinsic value method for stock options granted under APB No.25	126,255	378,767
Deduct: Total stock-based employee compensation expense determined under the fair value method under SFAS No.123	(253,093)	(686,016)
Pro forma net loss	$(1,835,815)	$(6,518,956)
Loss per share of common stock:	$(0.10)	$(0.40)
Basic - as reported	$(0.09)	$(0.38)

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchase plans and restricted stock units for the three and nine months ended September 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	1,590	2,778
Selling, general and administrative	2,051	3,500
Total share-based compensation expense related to employee stock options	$3,641	$6,278

The following table summarizes the assumptions used in applying the Black-Scholes option pricing model to determine the fair value of options granted during the three and nine months ended September 30, 2006 and September 30, 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee stock options
Risk-free interest rate	5.01%	3.5% -4.50%	5.01%	4.5%
Expected life (in years)	6.0	8.0	5.0 - 6.0	8.0
Volatility	0.7	1.04	0.7	0.87-1.06
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	5.16% - 5.24%	-	5.16% - 5.24%	-
Expected life (in years)	0.5 - 2	-	0.5 - 2	-
Volatility	0.67 - 1.10	-	0.67 - 1.10	-
Dividend Yield	0%	-	0%	-

The Company's computation of expected volatility of employee stock options for the nine and three months ended September 30, 2006 is based on historical volatilities of peer companies. Peer companies' historical volatilities are used in the determination of expected volatility due to the short trading history of the Company's common stock, which is approximately one and a half years as of September 30, 2006. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. For Employee Stock Purchase Plan or “2006 Plan”, the Company used actual volatilities as the Company had sufficient historical data for the expected term used in the Black Scholes calculation To determine the expected term of the Company's employee stock options granted in fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in expected terms of 5 to 6 years for options granted during the three and nine months ended September 30 2006. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Employee Stock Purchase Plan The 2006 Plan, allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of common stock of the Company. The price of each share will not be less than the lower of 85% of the fair market value of the Company’s common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the purchase period. A total of 750,000 shares of common stock were initially reserved for issuance under the 2006 Plan.

Through September 30, 2006, the Company had issued no shares under the 2006 Plan as the first purchase period commenced on July 1, 2006 and the first purchase under the plan will occur on December 31, 2006. For the three and nine months ended September 30, 2006, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was $47,000.

Non-EmployeeStock Options. The Company has also granted stock options to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes option pricing model to determine the fair value of such awards.  For the three and nine months ended September 30, 2006, the Company recognized $0.2 million of stock-based compensation expense related to stock options held by non-employee consultants.

Warrants. The following table summarizes the warrants outstanding as of September 30, 2006 and the changes in outstanding warrants in the nine months then ended:

	NUMBER OF SHARES SUBJECT TO WARRANTS OUTSTANDING	WEIGHTED-AVERAGE EXERCISE PRICE
Warrants outstanding January 1, 2006	2,448,982	$3.31
Warrants exercised	(313,294)	1.85
Warrants cancelled	(2,069)	1.85
Warrants outstanding September 30, 2006	2,133,619	$3.53

Financings On May 16, 2006, the Company entered into definitive agreements to sell 4,701,100 shares of its common stock to private investors. The transaction was completed on May 19, 2006. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to affiliates of the Company at a price of $9.07 per share, or the fair market value of the Company's common stock on May 16, 2006, which resulted in total gross proceeds to the Company of approximately $40.0 million. In connection with the sale, the Company paid an aggregate of approximately $2.4 million in commissions to placement agents. The Company also incurred approximately $0.5 million of legal and other expenses paid related to the financing.

On April 22, 2005, the Company completed a private placement of 3,916,082 shares of its common stock at a price of $1.28 per share, resulting in gross proceeds of approximately $5.0 million. In connection with the private placement, the Company issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share, of which warrants to purchase an aggregate of 997,791 shares remain outstanding.  The terms of the warrants provide that the Company may, at the Company’s option, redeem the warrants after such time that the average closing price of its common stock exceeds $3.14 per share for a 30-day period, which condition was satisfied in August 2005.  Accordingly, the Company may, at its election, redeem the warrants, at a redemption price of $0.01 per warrant share, at any time upon 30 days' prior written notice to the warrant holders.  The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, the Company paid an aggregate of approximately $321,000 in commissions to placement agents.  Included in the amounts paid to placement agents were $52,500 in commissions and warrants to purchase 58,593 shares of common stock to Paramount BioCapital, Inc., a related party. The Company also incurred approximately $14,000 of legal expenses for the private placement.

During the three and nine months ended September 30, 2006, the Company issued 156,371 and 730,832 shares of common stock, respectively, upon the exercise of warrants, stock options and restricted stock grants issuances. Of these shares issued, 97,778 and 417,538 related to the exercise of stock options and vesting of restricted stock grants during the three and nine months ended September 30, 2006, respectively including the issuance of 10,000 shares of common stock upon vesting. The exercises of these derivative securities resulted in aggregate net proceeds of $929,260.

Common stock issuances During the nine months ended September 30, 2006, the Company issued 1,202,686 shares of common stock as partial consideration for license agreements, milestone payments and transaction fees as follows:

•
The Company issued 1,118,568 shares to Inex Pharmaceuticals for partial consideration of the $11.5 million upfront license fee related to the transaction on May 6, 2006. The Company paid Inex $10.0 million in cash and the remaining fee was paid in shares of common stock.

•
The Company also issued 67,068 shares as partial consideration for a $1.0 million milestone reached under the Inex license agreement in the third quarter of 2006. The Company paid Inex $500,000 in cash and the remainder was paid in shares of common stock.

•	The Company also paid a financial advisor a fee of $300,000, of which $100,000 was satisfied by issuing 17,050 shares of common stock, for services rendered in connection with the Inex transaction.

See Note 8 for further details on the issuance of these shares.

NOTE 5. SHORT-TERM INVESTMENTS

On September 30, 2006, the Company had $6,620,574 in total marketable securities which consisted of shares of NovaDel Pharma, Inc (NovaDel) purchased in conjunction with the Zensana license agreement, and other short-term investments.

In October 2004, the Company acquired 400,000 shares of common stock from NovaDel for $2.50 a share. The Company paid a premium of $0.91 per share over the market value of the NovaDel shares, which was $1.59 on the purchase date. Of the $1.0 million paid for the 400,000 shares, the premium of $0.91 per share, or $364,000, was expensed upon acquisition. The remaining fair market value of $636,000 was recorded as an available-for-sale security. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. Since October 2005, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive income. As of December 31, 2005, the market value of the securities was $472,000. The market value of these shares on September 30, 2006, was $524,000 and for the nine months ended September 30, 2006, the Company had an unrealized gain of $52,000 and since the original purchase in October 2004, the Company has had an unrealized loss of $112,000.

At September 30, 2006, the Company had $6,096,574 of marketable securities invested in auction rate securities and other short-term investments. These are highly liquid, investment-grade securities. Auction rate securities generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability for holders to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such and because of management's intent regarding these securities, the Company classifies these investments as short-term investments. There were no unrealized gains or losses associated with these investments as of September 30, 2006.

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

NOTE 7. COMMITMENTS

The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 to provide for an employment term that expires in November 2008. The aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $549,500 at September 30, 2006.

The Company entered into a written two year employment agreement with its Vice President, Chief Business Officer on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $400,000 at September 30, 2006.

The Company entered into a written three year employment agreement with its Senior Vice President and Chief Medical Officer on October 21, 2004. This agreement was amended in October 2006 and now provides for an employment term that expires in November 2008. The aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $708,000 at September 30, 2006.

The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.6 million on September 30, 2006. The Company will also make total cash payments of approximately $30,000 for the three months remaining on a lease for the previous headquarters at 400 Oyster Point Boulevard in South San Francisco, California, which the Company has expensed and recorded in accrued liabilities as of September 30, 2006, due to the fact that the Company ceased to use the 400 Oyster Point property in the third quarter of fiscal 2006.

NOTE 8. INEX TRANSACTION

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

In consideration for the services of a financial advisor in connection with this transaction, the Company paid the financial advisor aggregate consideration of $300,000, of which $100,000 was paid in cash and the remainder was paid by issuing 17,050 shares of common stock. The number of shares of common stock issued was determined by a value of $11.73 per share, which was the weighted average price of the Company's common stock during the 10 trading days prior to the closing date of the Inex license agreement on May 6, 2006. The shares were valued at the closing price on May 8, 2006 of $10.90 as this is the date that Canaccords performance obligation was satisfied, and the Company recorded $186,000 in expense for the issuance of the 17,050 shares of common stock to the financial advisor.

On August 23, 2006, the Company reached a milestone by dosing the first patient in a phase I trial for Alocrest™ (vinorelbine tartrate liposomers injection),one of the product candidates acquired in the Inex license agreement. Upon reaching the milestone, the Company paid to Inex (or its assignees) aggregate consideration of $1.0 million, consisting of $500,000 in cash and 67,068 shares of common stock. The number of shares of common stock issued was determined by dividing $500,000 by $7.46, which was the weighted average price of the Company's common stock during the 20 trading days prior to the milestone date of August 23, 2006. The shares were valued at $7.36, which was the closing price on August 23, 2006, as this was the date to milestone performance obligation was satisfied, and the Company subsequently recorded $494,000 in expense for the issuance of the 67,068 shares of common stock to Inex.

NOTE 9. SUBSEQUENT EVENTS

On October 11, 2006, the Company entered into a Research and License Agreement (the “Agreement”) with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University (the “College”). Pursuant to the Agreement, the Company acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione, a preclinical pharmaceutical product candidate being developed for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor inhibitors in the treatment of certain cancers. In consideration for the license, the Company agreed to issue to the College a number of shares of its common stock shares having an aggregate value of $150,000, valued at a per share price of $7.36, the closing price of the Company’s common stock on October 11, 2006. In addition, the Company also agreed to make a cash payment within 30 days of the date of the Agreement, and to pay annual license maintenance fees. Further, the Company agreed to make milestone payments in the aggregate amount of $2,750,000, payable in cash or stock, upon the achievement of various clinical and regulatory milestones, as described in the Agreement. The Company also agreed to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent. The Company may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with the College.

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

Overview

We are a South San Francisco, CA-based biopharmaceutical company that acquires, develops, and commercializes innovative products to advance cancer care. We are committed to creating value by building a world-class team, accelerating the development of lead product candidates, expanding our pipeline by being the partner of choice, and nurturing a unique company culture.

We currently have seven products in development:

•
Zensana™ (ondansetron HCI) Oral Spray - Bioequivalent to 8mg Oral Zofran® Tablet with Multidose Convenience and Desirable Route of Administration. We believe that Zensana, which we licensed from NovaDel Pharma, Inc. in October 2004, is the only multidose oral spray product candidate currently in development which utilizes a micro mist spray technology to deliver full doses of ondansetron to patients experiencing chemotherapy, radiation, and post-operative associated nausea and vomiting. Ondansetron, a selective blocking agent of the hormone serotonin, is a Food and Drug Administration, or FDA, approved drug that is commonly used in tablet form to prevent chemotherapy- and radiation-induced and post-operative nausea and vomiting. Many patients requiring antiemetic therapy experience dysphagia, a discomfort or difficulty swallowing tablets, due to mouth and throat sores, inflammation, or dry mouth. Hana believes that the convenience of drug delivery via an oral spray may offer an attractive alternative to tablets and other forms of ondansetron. We completed certain limited clinical trials of Zensana related to bioequivalence and bioavailability in early 2006, and in June 2006 we filed a New Drug Application, or NDA, under Section 505(b)(2) of the Food, Drug and Cosmetic Act. Our NDA was accepted for review by the FDA in August 2006. If approved by the FDA, we intend to commercially launch Zensana in the United States in 2007.

•
Marqibo® (vincristine sulfate liposomes injection) - A Novel Targeted Anti-Cancer Compound for Acute Lymphoblastic Leukemia and Non-Hodgkin’s Lymphoma. Marqibo, which we licensed from Inex Pharmaceuticals Corporation in May 2006, is a novel, targeted sphingosome encapsulated formulation of the FDA-approved cancer drug vincristine. In August 2006, we initiated a multi-center Phase II clinical trial of Marqibo in patients with relapsed or refractory acute lymphoblastic leukemia, or ALL. The primary objective of this Phase II open-label study is to assess efficacy of weekly doses of Marqibo plus pulse dexamethasone as measured by complete response rate. Secondarily, this Phase II trial will also evaluate safety and disease-free survival. We expect to enroll up to 44 patients in this trial.  Based on clinical trials in over 600 patients to date, as well as the recently-initiated Phase II trial, we intend to request regulatory authorization to commence a registrational clinical trial of Marqibo in hematological malignancies with a Special Protocol Assessment (SPA) in the first half of 2007.
.

•
Talvesta (talotrexin) - A Novel Antifolate for Solid and Hematological Malignancies. Talvesta, which we licensed from Dana-Farber Cancer Institute, Inc. and Ash Stevens, Inc. in December 2002, is a novel antifolate drug candidate under development for treatment of various types of tumors. Talvesta has demonstrated enhanced antitumor activity in a broad spectrum of cancer models by targeting the enzyme DHFR to prevent DNA synthesis in tumor cells and inhibit tumor growth. Preclinical studies performed by the Dana-Farber Cancer Institute, Inc. and the National Cancer Institute suggest that Talvesta, as compared to methotrexate, the most widely used antifolate, enters into cells up to 10 times more efficiently and demonstrates 10- to 100-fold more potency in overcoming polyglutamation, a well-established mechanism of antifolate resistance. Talvesta also binds more tightly to its anti-tumor target DHFR, which we believe may further inhibit tumor growth. We commenced a Phase I clinical trial in solid tumors in February 2004, a Phase I/II clinical trial in non-small cell lung cancer (“NSCLC”) in March 2005, and a Phase I/II clinical trial in ALL in May 2005, of which the Phase II portion was started in October 2006. In May 2006, the FDA approved our application for orphan drug status of Talvesta for the treatment of ALL.

•
IPdR (ropidoxuridine) - Oral Prodrug to Enhance Radiation Therapy for Brain and Other Cancers. IPdR, which we licensed from Yale University and the Research Foundation of State University of New York in February 2004, is a novel oral prodrug of the radiation sensitizer IUdR. We have commenced a Phase I clinical trial assessing the safety, toxicity and pharmacokinetics of ropidoxuridine in patients with solid tumors undergoing radiation therapy. In June 2006, the FDA approved our application for orphan drug status of ropidoxuridine for the treatment of glioblastoma, the most common type of brain cancer.

•
Alocrest™ (vinorelbine tartrate liposomers injection) - A Novel Targeted Anti-Cancer agent for Breast and Lung Cancer. Alocrest is our proprietary product candidate, based on the widely used off-patent anticancer drug vinorelbine encapsulated in sphingosomes. Vinorelbine, a microtubule inhibitor, is FDA-approved for use as a single agent or in combination with cisplatin for the first-line treatment of unresectable, advanced NSCLC. In August 2006, we initiated a Phase I clinical trial for sphingosome encapsulated vinorelbine in patients with advanced solid tumors. This Phase I trial is designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors, including non-small cell lung and breast cancers.

•
Sphingosome Encapsulated Topotecan is our proprietary product candidate comprised of the anticancer drug topotecan encapsulated in sphingosomes. Topotecan is FDA-approved for the treatment of metastatic carcinoma of the ovary after failure of initial or subsequent chemotherapy, and small cell lung cancer sensitive disease after failure of first-line chemotherapy. Following completion of additional preclinical development, we expect to file an IND in the second half of 2006 and to initiate clinical trials in 2007.

•
Topical Menadione - A Topical Compound for Skin Rashes Associated with EGFR Inhibitors. Menadione is a preclinical product candidate for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor, or EGFR, inhibitors in the treatment of certain cancers. EGFR inhibitors are currently used to treat non-small cell lung cancer, pancreatic, colorectal, and head & neck cancer. EGFR inhibitors develop significant skin toxicities presenting as acne-like rash on the face and upper body. Menadione, a small organic molecule, has been shown to activate the EGFR signaling pathway by inhibiting phosphatase activity. In vivo studies have suggested that topically applied menadione may restore EGFR signaling specifically in the skin of patients treated systemically with EGFR inhibitors. We licensed our rights to menadione from the Albert Einstein College of Medicine in October 2006. We expect to complete formulation of menadione by the first half of 2007 and to file an IND by the end of 2007.

To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates. The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities.

Our results for the quarter ended September 30, 2006 include share-based compensation for awards that were granted to employees and nonemployees from September 2005 to May 1, 2006, but were not measured for accounting purposes until these awards were approved by shareholders on May 9, 2006, in accordance with SFAS 123(R). The Company is taking the entire expense in 2006 for the share-based compensation that would have been expensed in 2005 had the share-based awards been approved at the time of original issuance.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2006, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Financial Accounting Standards Board Statement FAS 123(R) as discussed below.

Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related interpretations, and the disclosure-only provisions of SFAS No. 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of September 30, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123, b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and c) compensation cost for share-based awards granted by the Company prior to becoming a public entity which are accounted for under the prospective transition method, and will continue to be expensed in accordance with the guidance of APB No.25. In accordance with the modified-prospective-transition method, our Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The compensation expense is calculated in accordance with the guidance in SFAS No. 123R, using the Black-Scholes option pricing model to estimate the fair value of the share based compensation. For the nine months ended September 30, 2006, share based compensation expense was approximately $6.3 million, which consisted entirely of the amortization of the fair value of employee stock options, the employee stock purchase plan and restricted stock granted in prior periods, or granted in the nine months ended September 30, 2006, over the vesting periods. We expect to record additional future share based employee compensation expense of $13.7 million over a weighted average period of 1.86 years for the portion of the share-based compensation that had not been recognized as of September 30, 2006. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company's net deferred tax assets and our net operating loss carryforwards. We expect quarterly stock-based compensation expense to increase for the remainder of 2006.

Allianced and Licensed In-Process Research and Development

Allianced and Licensed in-process research and development relates primarily to technology, intellectual property and know-how acquired from another entity. We evaluate the stage of development as well as additional time, resources and risks related to development and eventual commercialization of the acquired technology. As we historically have acquired non-FDA approved technologies, the nature of the remaining efforts for completion and commercialization generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies. The cost in resources, probability of success and length of time to commercialization are extremely difficult to determine. Numerous risks and uncertainties exist with respect to the timely completion of development projects, including clinical trial results, manufacturing process development results and ongoing feedback from regulatory authorities, including obtaining marketing approval. Additionally, there is no guarantee that the acquired technology will ever be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment or the introduction of new competitive products. Due to the risks and uncertainties noted above, the Company will expense such licensed in-process research and development projects when incurred. However, the cost of acquisition of technology is capitalized if there are alternative future uses in other research and development projects or otherwise based on internal review. All milestone payments will be expensed in the period the milestone is reached.

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

Much of our research and development activities related to clinical study activity are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. Expense incurred for these contracted activities are based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Selling, general and administrative expenses. For the three months ended September 30, 2006, selling, general and administrative (“SG&A”) expense was $3.4 million as compared to $1.0 million for the three months ended September 30, 2005. For the three months ended September 30, 2006 the increase in G&A of $2.4 million is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $2.0 million, of which $1.9 million of the increase related to employee share-based compensation under SFAS 123R. For the three months ended September 30, 2006, we also incurred an increase of approximately $0.3 million in accounting fees and outside services, mainly due to an increased costs of compliance with Sarbanes- Oxley and increased legal and accounting fees related to our public filings. We also had an increase of $0.1 million in other allocated costs including rent and insurance.

Research and development expenses. For the three months ended September 30, 2006, research and development (“R&D”) expense was $7.9 million as compared to $0.8 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, the increase of approximately $7.1 million is due primarily to an increase of $4.8 million in expenses for the clinical development of our product pipeline, including a $1.9 million increase in clinical costs for our three product candidates licensed from Inex Pharmaceuticals in May 2006, a $1.0 million milestone payment related to Alocrest achieved in the third quarter of 2006, a $2.6 million increase in clinical costs for IPdR, Talvesta and Zensana, including a $1.0 milestone payment to Novadel upon the FDA acceptance of the NDA filled for Zensana. The increase in clinical costs detailed above included the physical manufacturing of drug compounds, payments to our contract research organizations and legal expenses associated with our continued patent protection and other professional fees and outside services. For the three months ended September 30, 2006, the Company incurred increased salary, employee benefits and other personnel related costs of approximately $2.1 million as compared to the three months ended September 30, 2005, including an increase of $1.5 million in employee related stock-based compensation expense due to the implementation of SFAS No. 123R in 2006, and an increase of $0.6 million in salary and other benefits expense due to increased headcount. Other allocable operating expenses including travel, conferences and rent increased by approximately $0.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

We anticipate that research and development expenses will continue gradually increasing in 2006 and substantially in subsequent years as we increase our research and development efforts and as our existing product candidates proceed through preclinical studies and more costly clinical studies. In particular, we expect our research and development expenses to increase through the later half of 2006 and beyond if Marqibo enters a registrational clinical trial in 2007. Actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

Interest income, net. For the three months ended September 30, 2006, net interest income was $507,347, compared to net interest income of $36,012 for the three months ended September 30, 2005. The increase of approximately $471,000 resulted from increased cash balance in our interest bearing accounts due to our May 2006 financing which raised gross proceeds of $40.0 million, plus rising interest rates.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Selling, general and administrative expenses. For the nine months ended September 30, 2006, SG&A expense was $7.0 million, as compared to $2.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the increase of $4.4 million is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $3.3 million, including an increase of $3.0 million in employee related share-based compensation expense. For the nine months ended September 30, 2006, we also incurred an increase of approximately $0.6 million in accounting and consulting fees, mostly related to the cost of compliance with Sarbanes-Oxley and increased professional fees and outside services, and increased legal and accounting fees related to our public filings. We also incurred $0.4 million of increased allocated costs including rent, travel and insurance.

Research and development expenses. For the nine months ended September 30, 2006, R&D expense was $28.9 million as compared to $3.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the increase of approximately $25.3 million is due primarily to an increase of $20.9 million related to the clinical development of our product pipeline, including $14.0 million in license, milestone and transaction service fees related to the our license agreements, including $11.9 million paid in license and transaction fees related to the Inex license agreement, and $1.0 million paid to Inex for a milestone related to the clinical development of Alocrest, and $1.0 million paid to Novadel for a milestone payment related to the FDA acceptance of the new drug application for Zensana. Also included in the increased clinical costs is an increase of $4.4 million in clinical development expense related to IPdR, Talvesta and Zensana clinical progress, and an increase of $1.9 million in clinical costs for our three product candidates licensed from Inex Pharmaceuticals in May 2006. The increase in clinical costs detailed above included the physical manufacturing of drug compounds and payments to our contract research organizations. We also incurred an increase in legal expenses associated with our continued patent protection and other professional fees and outside services of $0.5 million. For the nine months ended September 30, 2006, we incurred increased salary, employee benefits and other personnel related costs of approximately $3.8 million as compared to the nine months ended September 30, 2005, including an increase of $2.5 million in employee related stock-based compensation expense, mostly due to the implementation of SFAS No. 123R and an increase of $1.3 million in salary, bonus and other benefit expenses due to increased headcount year over year. Other allocable expenses increased by approximately $0.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, which includes travel and conference expenses, insurance and other costs.

We anticipate that research and development expenses will continue gradually increasing in 2006 and substantially in subsequent years as we increase our research and development efforts and as our existing product candidates proceed through preclinical studies and more costly clinical studies. In particular, we expect our research and development expenses to increase through the later half of 2006 and beyond if Marqibo enters a registrational clinical trial in 2007. Actual expenses may vary considerably based upon timing of program initiation, study enrollment rates, and the timing and structure of any collaboration in which a partner may incur a portion of these expenses.

Interest income, net. For the nine months ended September 30, 2006, interest income, net was $892,099, compared to interest income, net of $86,074 for the nine months ended September 30, 2005. The increase of approximately $806,000 resulted from increased cash balance due to our May 2006 financing which raised gross proceeds of $40.0 million, plus rising interest rates.

Liquidity and Capital Resources

From inception to September 30, 2006, we have incurred an aggregate net loss of $53.1 million, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through September 30, 2006, we have raised a net increase in cash and cash equivalents of $33.3 million. This increase primarily resulted from net cash provided by financing activities of $69.6 million from inception through September 30, 2006, substantially all of which was derived from our five private placements which resulted in aggregate net proceeds to us of $67.9 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $28.8 million and net cash used in investing activities of $7.5 million for the cumulative period from inception to September 30, 2006.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2006, a significant portion of our financing has been through private placements of our common stock. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our seven product candidates, including three to be developed under the Inex license agreement dated May 6, 2006, we anticipate that research and development expenses will continue to increase in 2006 and substantially in subsequent years as we increase our efforts and as our existing product candidates proceed through preclinical studies and more costly clinical studies. In particular, because we plan to initiate a registrational clinical trial of Marqibo in hematological malignancies in 2007, we expect our research and development expenses to increase significantly in the last quarter of 2006 and beyond. We estimate that we will have sufficient cash on hand to fund clinical development into 2007. However, we may seek to raise additional capital before in order to fund our future development activities, likely by selling shares of our capital stock or other securities. There can be no assurance that such capital will be available to us on favorable terms or at all. In May 2006, we completed a private offering in which we sold 4.7 million shares of common stock which were part of the filed shelf registration, for gross proceeds of $40.0 million. In October 2006, we filed a shelf registration statement with the SEC, which provides for the offering of up to $100 million of our common stock.

Financings. In February 2004, we received gross proceeds of approximately $4.7 million through the sale of 2,802,989 shares of our common stock. In connection with this offering, we paid commissions and other offering-related expenses consisting of $341,979 in cash and issued a 5-year warrant to purchase 277,331 shares of our common stock to Paramount BioCapital, Inc., which served as placement agent, for its services rendered.

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

On May 19, 2006, we completed a registered direct placement of 4,701,100 shares of our common stock. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to executive officers and affiliates of a director of the Company at a price of $9.07 per share, which resulted in total gross proceeds to us of approximately $40.0 million. In connection with the purchase agreement, we paid an aggregate of approximately $2.4 million in commissions to placement agents. We also incurred approximately $535,000 of legal and other expenses paid to placement agents

Current and Future Financing Needs. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our seven product candidates, over the next 12 months we estimate that we will need approximately $30 million in order to fund our research and development activities, including amounts to milestone payments that we expect to be triggered under the license agreements relating to our product candidates. The remaining amount of costs are devoted to salaries associated with those individuals in the research and development department as well as and the manufacturing and clinical trial costs for our seven product candidates. We estimate that we will have sufficient capital to fund our research and development activities through 2006 and into 2007.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•costs associated with conducting preclinical and clinical testing;

•costs associated with commercializing our lead programs, including establishing sales and marketing functions;

•costs of establishing arrangements for manufacturing our product candidates;

•costs of acquiring new drug candidates;

•payments required under our current and any future license agreements and collaborations;

•costs, timing and outcome of regulatory reviews;

•costs of obtaining, maintaining and defending patents on our product candidates; and

•costs of increased selling, general and administrative expenses.

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

Plan of Operation

Our plan of operation for the year ending December 31, 2006 is to continue implementing our business strategy, including the clinical development of our seven product candidates. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 12 months to include:

•operating expenses, including expanded research and development and selling, general and administrative expenses; and

•product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our seven product candidates.

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our seven product candidates, over the next 12 months we expect to spend approximately $30 million on clinical development (including milestone payments of $6.3 million that we expect to be triggered under the license agreements relating to our product candidates), $1.9 million on general corporate and administrative expenses, and $600,000 on facilities and rent. We expect to have completed the remaining Phase I clinical trials in Talvesta. In addition we expect to initiate a Phase II clinical trial in relapsed or refractory gastric cancer as well as a Phase I clinical trial in pediatric solid tumors. In addition, we plan to initiate at least one registrational clinical trial for Marqibo in hematological malignancies. We also expect to complete our Phase I clinical trial in Alocrest, as well as IPdR, and with the potential launch of Zensana scheduled in the first half of 2007 we will continue to evaluate and manage our launch efforts.

Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonably ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. Our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

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

Zensana (ondansetron HCl) Oral Spray. Since acquiring our rights to Zensana in October 2004, we have incurred $5.9 million of project costs related to our development through September 30, 2006, of which $1.3 million and $4.6 million was incurred in the three and nine months ended September 30, 2006 and $0.9 million was incurred in fiscal 2005. We completed our pivotal clinical trials of Zensana in early 2006, and filed an NDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act in the second quarter of 2006. If approved by the FDA, we intend to commercially launch Zensana in the United States in 2007. We estimate that we will need to expend at least an additional $6.0 million before we receive FDA approval for Zensana, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.

Marqibo®. Since acquiring the exclusive world-wide rights to develop and commercialize Marqibo in May 2006 we have incurred $0.8 million in project costs related to our development of Marqibo through September 30, 2006. We plan to initiate a registrational clinical trial in the first half of 2007 and believe we will need to spend approximately $1.5 million in 2006 to fund our research and development efforts. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Marqibo, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Talvesta. From inception through September 30, 2006, we have incurred $3.9 million of costs related to our development of Talvesta, of which $1.3 million, $1.0 million and $272,205 was incurred in fiscal 2005, 2004 and 2003, respectively. For the three and nine months ended September 30, 2006, we incurred $509,000 and $1,381,000, respectively, of costs in the development of Talvesta. We believe we currently have sufficient capital to fund our planned development activities of Talvesta through 2006. We estimate that we will need to expend an aggregate of approximately $65 million in order to complete development of Talvesta, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development we expect that it will take an additional four to five years before we complete development and obtain FDA approval of Talvesta, if ever.

IPdR (ropidoxuridine). Since acquiring our rights to IPdR in February 2004, we have incurred $1.7 million of project costs related to our development of IPdR through September 30, 2006, of which $834,900 and $656,251 were incurred in fiscal 2005 and  2004 respectively. For the three and nine months ended September 30, 2006, we incurred approximately $12,000 and $168,000, respectively, of project costs related to the development of IPdR. Currently, we estimate that we will need to expend at least an additional $45 million until we receive FDA approval for IPdR, should we opt to continue development. Should we choose to continue, we expect that it will take an additional 5 or 6 years until we will have completed development and obtained FDA approval of IPdR, if ever. We believe we currently have sufficient capital to fund our development activities of IPdR through 2006.

Alocrest™ (vinorelbine tartrate liposomers injection). Since acquiring the exclusive world-wide rights to develop and commercialize Alocrest in May 2006 we have incurred $1.7 million in project costs related to our development of Alocrest through September 30, 2006 which included a $1.0 million milestone payment. We initiated a Phase I clinical trial in August 2006. This Phase I trial is designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors, including non-small cell lung and breast cancers. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Alocrest, if ever, which amount includes milestone payments that would be owed to our licensor upon FDA approval.  We expect that it will take approximately five to six years until we will have completed development and obtained FDA approval of Alocrest, if ever.

Sphingosome Encapsulated Topotecan. Along with our rights to Marqibo, we acquired our rights to develop and commercialize sphingosome encapsulated topotecan in May 2006 in connection with our license transaction with Inex Pharmaceuticals Corporation. Since acquiring the exclusive world-wide rights to develop and commercialize sphingosome encapsulated topotecan in May 2006, we have incurred $451,000, respectively, in project costs related to our development of these drugs through September 30, 2006. Following completion of additional preclinical development, we expect to file an IND in the second half of 2006 and to initiate clinical trials in 2007. As this drug is early in its clinical development, the registrational strategy is still being evaluated.

Topical Menadione. We licensed our rights to menadione from the Albert Einstein College of Medicine in October 2006. We expect to complete formulation of menadione by the first half of 2007 and to file an IND by the end of 2007. As this drug is early in its clinical development, the registrational strategy is still being evaluated.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, auction rate securities and our investment in NovaDel Pharma, Inc. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our auction rate securities and our investment in NovaDel. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2006, and we have never held such instruments in the past.

Item 4. Controls and Procedures

Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

We have not had any material changes to our risk factors disclosed in response to Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2006, the Company sold 58,593 shares of its common stock pursuant to the exercise of an outstanding warrant at an exercise price of $1.57. The warrant was originally issued to an investor in the Company’s April 2005 private placement. The sale and issuances of the shares were made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such act and/or Rule 506 promulgated thereunder. The Company had a reasonable basis to believe that the purchaser was an accredited investor and/or had knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the investment.

On August 23, 2006, the Company issued 17,050 shares of its common stock as partial consideration for services rendered to a financial advisor. The sale and issuance of these shares were made in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof and Rule 506 promulgated thereunder as the financial advisor was an accredited investor.

On September 29, 2006, the Company issued 67,068 shares of its common stock to five intuitional investors pursuant to a milestone payment pursuant to the terms of the Company’s May 6, 2006 license agreement with Inex Pharmaceuticals Corporation. The Company relied on Section 4(2) and Rule 506 under the Securities Act in connection with this issuance, as it had a reasonable basis to believe each purchaser was an accredited investor and non general solicitation or other public offering was involved in the sale.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

None
Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: November 13, 2006	By:	/s/ Mark J. Ahn
Mark J. Ahn President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).