Form 10-K
period 2006-12-31
Hana Biosciences Inc
filed 2007-04-02
CIK 1140028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  1-32626

Hana Biosciences, Inc.
(Exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (IRS Employer Identification No.)

7000 Shoreline Ct., Suite 370, South San Francisco (Address of Principal Executive Offices)	94080 (Zip Code)

 (650) 588-6404
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $245,167,234 as of June 30, 2006, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Market on such date.

As of March 27, 2007, there were 29,295,117 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 22, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2007 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, discoveries, collaborations, clinical programs, future achievements and other statements that are not historical facts. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-K or documents incorporated by reference herein that include forward-looking statements.

References to the “Company,” “Hana,” the “Registrant,” “we,” “us,” or “our” in this Annual Report on Form 10-K refer to Hana Biosciences, Inc., a Delaware corporation, unless the context indicates otherwise.

Marqibo® is our U.S. registered trademark. Alocrest™, Talvesta™ and Zensana™ are our trademarks for our vinorelbine tartrate liposomes injection, talotrexin and ondansetron oral spray product candidates, respectively. We have applied for registration for our Zensana trademark and for our Hana Biosciences logo in the United States. All other trademarks and trade names mentioned in this Annual Report are the property of their respective owners.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Hana Biosciences, Inc. is a development-stage South San Francisco, California-based biopharmaceutical company focused on acquiring, developing, and commercializing innovative products to advance cancer care. We seek to license novel, late preclinical and early clinical oncology product candidates, primarily from academia and research institutes, in order to accelerate clinical development and time to commercialization. To date, we have not received approval for the sale of any drug candidates in any market and, therefore, have not generated any revenues from our drug candidates. We are committed to building a world-class team, accelerating the development of our lead product candidates, expanding our product candidate pipeline by being the partner of choice and nurturing our company culture.

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. Our telephone number is (650) 588-6404 and our Internet address is www.hanabiosciences.com.

Our Research and Development Programs

We have built a broad pipeline of oncology-focused drug candidates, which include therapeutic product candidates designed to destroy cancer cells, and supportive care product candidates designed to treat or prevent side effects caused by therapeutic cancer treatments. We are currently developing six product candidates, four of which are therapeutics and two of which are supportive care product candidates.

Cancer Therapeutics

•
Marqibo (vincristine sulfate liposomes injection), or Marqibo, a novel, targeted sphingosomal formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of non-Hodgkin’s lymphoma, or NHL, and acute lymphoblastic leukemia, or ALL;

•
Talvesta (talotrexin) for Injection, being evaluated as a novel antifolate drug product candidate to be used as a chemotherapy agent in the treatment of various unresectable, advanced solid tumors and hematological malignancies, including non-small cell lung cancer, or NSCLC, ALL and other solid tumors;

•
Alocrest (vinorelbine tartrate liposomes injection), a novel targeted sphingosomal encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors including NSCLC and breast cancer; and

•
Sphingosome encapsulated topotecan, a novel targeted sphingosomal encapsulated formulation product candidate comprised of the anticancer drug topotecan, which is FDA-approved for the treatment of metastatic carcinoma of the ovary after failure of initial or subsequent chemotherapy, and small cell lung cancer sensitive disease after failure of first-line chemotherapy.

Supportive Care

•	Zensana™ (ondansetron HCI) Oral Spray, or Zensana, being developed to alleviate chemotherapy- and radiation-induced and post-operative nausea and vomiting; and

•
Menadione, a novel preclinical product candidate for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor, or EGFR, inhibitors in the treatment of certain cancers.

Historical Development; Merger Transaction

We were originally incorporated under Delaware law in December 2002 under the name Hudson Health Sciences, Inc. In July 2004, we acquired publicly-held Email Real Estate.com, Inc., or EMLR, in a reverse merger. In connection with the transaction, a wholly-owned subsidiary of EMLR merged into our company, with Hana remaining as a wholly-owned subsidiary of EMLR. In connection with the merger, EMLR issued to our stockholders approximately 87 percent of the outstanding equity of EMLR on a fully-diluted basis after giving effect to the transaction. In September 2004, EMLR was reincorporated under Delaware law by merging with and into Hana, then its wholly-owned subsidiary, with Hana remaining as the surviving corporation. In connection with the reincorporation, each outstanding common share became automatically exchangeable into one-twelfth of a common share of the reincorporated company.

Industry Background and Market Opportunity

Cancer is a group of diseases characterized by either the uncontrolled growth of cells or the failure of cells to die normally. Cancer is caused by a series of mutations, or alterations, in genes that control cells’ ability to grow and divide. These mutations cause cells to rapidly and continuously divide or lose their normal ability to die. There are more than 100 different varieties of cancer, which can be divided into six major categories. Carcinomas, the most common category, include breast, lung, colorectal and prostate cancer. Sarcomas begin in tissue that connects, supports or surrounds other tissues and organs. Lymphomas are cancers of the lymphatic system, a part of the body’s immune system. Leukemias are cancers of blood cells, which originate in the bone marrow. Brain tumors are cancers that begin in the brain, and skin cancers, including melanomas, originate in the skin. Cancers are considered metastatic if they spread via the blood or lymphatic system to other parts of the body to form secondary tumors.

According to the American Cancer Society, nearly 1.4 million new cases of cancer are expected to be diagnosed in 2007 in the United States alone. Cancer is the second leading cause of death, after heart disease, in the United States, and is expected to account for more than 560,000 deaths in 2007.  Major cancer treatments include surgery, radiotherapy and chemotherapy. Supportive care, such as anti-nausea drugs, represents another major segment of the cancer treatment market. There are many different drugs that are used to treat cancer, including cytotoxics or antineoplastics, hormones and biologics. Major categories include:

•
Chemotherapy. Cytotoxic chemotherapy refers to anticancer drugs that destroy cancer cells by stopping them from multiplying. Healthy cells can also be harmed with the use of cytotoxic chemotherapy, especially those that divide quickly. Cytotoxic agents act primarily on macromolecular synthesis, repair or activity, which affects the production or function of DNA, RNA or proteins. Our product candidates Marqibo and Talvesta are both cytotoxic agents we plan to evaluate for the treatment of solid and hematological tumors.

•
Supportive care. Cancer treatment can include the use of chemotherapy, radiation therapy, biologic response modifiers, surgery or some combination of these or other therapeutic options. All of these treatment options are directed at killing or eradicating the cancer that exists in the patient’s body. Unfortunately, the delivery of many cancer therapies adversely affects the body’s normal organs. These complications of treatment or side effects not only cause discomfort, but may also prevent the optimal delivery of therapy to a patient at its optimal dose and time. For example, the most common side effects of chemotherapy are nausea and vomiting, which are generally treated by antiemetic drugs such as ondansetron. Our product candidate Zensana is an oral mist spray formulation of ondansetron. Additionally, Menadione is our supportive care product candidate designed to treat and prevent skin rash associated with the use of EGFR inhibitors, a type of anti-cancer agent. are both supportive care product candidates that we plan to continue developing.

Our Strategy

We are committed to creating value by building a strong, experienced team, accelerating the development of our lead product candidates, expanding our pipeline by being the alliance partner of choice for academic and research organizations, and nurturing a unique company culture. Key aspects of our strategy include:

•
Focus on developing innovative cancer therapies. We focus on oncology product candidates in order to capture efficiencies and economies of scale. We believe that drug development for cancer markets is particularly attractive because relatively small clinical trials can provide meaningful information regarding patient response and safety. The oncology market is concentrated, meaning that a small number of doctors write a large percentage of prescriptions, and we believe that the market can be addressed by a relatively small, focused salesforce. Furthermore, we believe that our capabilities are well suited to the oncology market and represent distinct competitive advantages.

•
Build a sustainable pipeline by employing multiple therapeutic approaches and disciplined decision criteria based on clearly defined proof of principle goals. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by acquiring product candidates belonging to known drug classes. In addition, we employ disciplined decision criteria to assess product candidates. By pursuing this strategy, we seek to minimize our clinical development risk and accelerate the potential commercialization of current and future product candidates. For a majority of our product candidates, we intend to pursue regulatory approval in multiple indications.

Our Cancer Therapeutic Product Pipeline

Background of Sphingosomal Targeted Drug Delivery

Sphingosomal encapsulation is a novel method of liposomal drug delivery, which is designed to significantly increase tumor targeting and duration of exposure for cell-cycle specific anticancer agents. Sphingosomal drug delivery consists of using a generic FDA-approved cancer agent, such as vincristine, encapsulated in a lipid envelope. The encapsulated agent is carried through the bloodstream and delivered to disease sites where it is released to carry out its therapeutic action. When used in unencapsulated form, chemotherapeutic drugs diffuse indiscriminately throughout the body, diluting drug effectiveness and causing toxic side effects in the patient’s healthy tissues. Our proprietary sphingosomal formulation technology is designed to permit loading higher concentrations of therapeutic agent inside the lipid envelope, which promotes accumulation of the drug in tumors and prolongs the drug’s release at disease sites. Clinical trials have demonstrated the sphingosomal formulation technology’s ability to deliver dose intensification to the tumor, which we believe has the potential to increase the therapeutic benefit of the drug.

•
Longer circulation time in the bloodstream is designed to deliver more of the therapeutic agent to targeted tumor sites over a longer period of time. To stabilize the lipid bilayer walls and retain active drug within its interior, liposomal technology uses sphingomyelin, a biologically inert macromolecule that renders liposomes resistant to hydrolysis and enzymatic degradation. The increased rigidity of the liposomal walls prolongs the circulating life of liposomes and is designed to extend the duration of drug release.

•
Sphingosomal drugs like Marqibo accumulate in the pores of leaky tumor vessels created during angiogenesis. In normal tissues, a continuous endothelial lining constrains liposomes within capillaries, preventing accumulation of the drug in the healthy tissues. In contrast, the immature blood vessel system within tumors is created during tumor growth and has numerous holes up to 800 nanometers in size. With an average diameter of approximately 100 nanometers, liposomes accumulate in these pores. Once lodged within the interstitial space, these liposomes slowly release the encapsulated drug. We believe that slow release of the drug from liposomes increases drug levels within the tumor, extends drug exposure through multiple cell cycles, and significantly increases tumor cell killing. Fewer than 5% of a patient’s tumor cells are in a drug-sensitive phase at any point in time, which we believe indicates that duration of drug exposure is critical to increased drug efficacy.

•
Increased drug concentration at the tumor site is associated with increased efficacy. The link between drug exposure and anti-tumor efficacy is especially pronounced for cell cycle-specific agents such as vincristine, vinorelbine and topotecan, which destroy tumor cells by interfering in one specific phase (the G2/M phase) in cell division.

Marqibo® (vincristine sulfate liposomes injection)

Unmet Medical Needs in ALL and NHL

ALL is a type of cancer of the blood and bone marrow, the spongy tissue inside bones where blood cells are made. Acute leukemias progress rapidly and affect immature blood cells. ALL affects a group of white blood cells, called lymphocytes, which fight infection. Normally, bone marrow produces immature cells or stem cells, in a controlled way, and they mature and specialize into the various types of blood cells, as needed. In people with ALL, this production process breaks down. Large numbers of immature, abnormal lymphocytes called lymphoblasts are produced and released into the bloodstream. These abnormal cells are not able to mature and perform their usual functions. Furthermore, they multiply rapidly and can crowd out healthy blood cells, leaving an adult or child with ALL vulnerable to infection or bleeding. Leukemic cells can also collect in certain areas of the body, including the central nervous system and spinal cord, which can cause serious problems. According to the American Cancer Society, almost 4,000 people in the United States are expected to be diagnosed with ALL in 2007. Multiple clinical trials have suggested the overall survival rate for adults diagnosed with ALL is approximately 20% to 50%, underscoring the need for new therapeutic options.

NHL is a heterogeneous disease which is estimated to result in more than 63,000 new cases and nearly 16,000 deaths in 2007 in the United States, according to the American Cancer Society. NHL can be divided into two prognostic groups: indolent lymphomas and aggressive lymphomas. Patients with indolent NHL types have a relatively good prognosis, with median survival as long as 10 years after diagnosis, but they usually are not curable in advanced clinical stages. The aggressive type of NHL is more rapidly progressive, but a significant number of these patients can be cured with intensive combination chemotherapy regimens which include agents such as vincristine. Multiple clinical trials have suggested that, with current treatment, overall five-year survival of NHL patients is approximately 50% to 60%. Of patients with aggressive NHL, 30% to 60% can achieve durable remission. The vast majority of relapses occur in the first two years after therapy and new therapeutic options within this time frame are needed.

Product Description

Marqibo is a novel, targeted sphingosomal formulation product candidate comprised of the FDA-approved anticancer drug vincristine. This encapsulation is designed to provide prolonged circulation of the drug in the blood and accumulation at the tumor site. These characteristics are intended to increase the effectiveness and reduce the side effects of the encapsulated drug. Vincristine, a microtubule inhibitor, is FDA-approved for ALL and is widely used as a single agent and in combination regimens for treatment for hematologic malignancies such as lymphomas and leukemias.

Clinical Development Program

We acquired our rights to Marqibo from Inex Pharmaceuticals Corporation in May 2006. Marqibo has been evaluated in 13 clinical trials with over 600 patients, including Phase II clinical trials in patients with NHL and ALL. Based on the results from these studies, we plan to conduct a Phase II, open-label trial in relapsed adult ALL. We also plan to conduct a Phase III front-line clinical trial in adults with ALL as a primary registrational trial. This Phase III randomized, multicenter trial will compare Marqibo to vincristine in the induction, consolidation, and maintenance phases of treatment in elderly patients with ALL.  We plan to conduct this study in collaboration with three major oncology cooperative groups: Eastern Cooperative Oncology Group, Southwest Oncology Group, and Cancer and Leukemia Group B.  Pending finalization of the protocol by the cooperative groups, we plan to initiate this study in 2007. The objectives of the Phase III clinical trial will be: (1) Rates of complete remission, or CR, and complete remission without full platelet recovery, or CRp, in the induction, consolidation, and maintenance phases of chemotherapy; (2) CR and CRp duration; (3) overall survival; (4) induction mortality; and (5) safety and tolerability of the drug. CR is defined as a reduction in detectable disease and/or blast counts of less than 5%.   In addition, we anticipate pursuing a randomized pivotal trial in front-line NHL, where Marqibo has previously demonstrated positive indications of clinical benefit.

Inex previously sponsored multiple Marqibo clinical trials, two of which provide the basis for our clinical development plan. The first is an ongoing Phase I/II clinical trial using 2.25 milligrams per meter squared combined with a fixed dose of oral dexamethasone in ALL. As of December 31, 2006, 36 patients have been treated on the Phase I portion of this clinical trial with dosing ranging from 1.5 to 2.4 milligrams per meter squared weekly. Twenty-four percent of the patients achieved CR and 19% on an intent-to-treat basis, and the toxicity profile was consistent with vincristine at the normal dose.

An additional Phase II clinical trial was completed by the University of Texas M.D. Anderson Cancer Center, or M.D. Anderson, in January 2005. This trial employed the use of R-CHOP, a common treatment regimen for NHL consisting of rituximab, cyclophosphamide, doxorubicim, vincristine and prednisone. This clinical trial involved patients with previously untreated aggressive NHL in which Marqibo was substituted for free vincristine. Of the 73 patients treated, 80% of patients achieved a CR. These results compare favorably with the 65% to 75% CR rates historically achieved in patients receiving R-CHOP.

Marqibo received orphan drug designation in January 2007 for the treatment of adult ALL.

Alocrest (vinorelbine tartrate liposomes injection)

Alocrest is a novel sphingosomal encapsulated formulation product candidate of the FDA-approved drug vinorelbine, a microtubule inhibitor for use as a single agent or in combination with cisplatin for the first-line treatment of unresectable, advanced non-small cell lung cancer. In August 2006, we initiated a Phase I study of Alocrest in the treatment of advanced solid tumors, NHL or Hodgkin’s Disease. The objectives of the Phase I clinical trial are: (1) to assess the safety and tolerability of treatment with Alocrest; (2) to determine the maximum tolerated dose of Alocrest; (3) to characterize the pharmacokinetic profile of Alocrest; and (4) to explore preliminary efficacy of Alocrest. The open-label, single-arm, non-randomized, multi-center, dose-escalation study is currently being conducted at the Cancer Therapy and Research Center in San Antonio, Texas and at McGill University in Montreal.  Approximately 40 patients with histologically confirmed solid tumors, non-Hodgkin’s lymphoma or Hodgkin’s disease refractory to standard therapy will be enrolled. As of December 2006, seven patients received at least one dose of Alocrest.

Sphingosome Encapsulated Topotecan

Sphingosome Encapsulated Topotecan is our proprietary product candidate comprised of the anticancer drug topotecan encapsulated in sphingosomes. Topotecan is FDA-approved for the treatment of metastatic carcinoma of the ovary after failure of initial or subsequent chemotherapy, and small cell lung cancer sensitive disease after failure of first-line chemotherapy. Following completion of additional preclinical development, we expect to file an IND and initiate clinical trials in 2007.

Talvesta (talotrexin) for Injection

Product Candidate Background and Preclinical Data

Antifolates, also known as folic acid analogs, are a class of cytotoxic or antineoplastic agents, which are structural analogs of naturally occurring compounds that interfere with the production of nucleic acids known as antimetabolites. Antifolates have been used clinically for more than 30 years to treat both solid and hematological cancers such as breast cancer and ALL, as well as inflammatory diseases such as rheumatoid arthritis. Antimetabolites are the most widely used antifolates. One such antimetabolite, methotrexate, is structurally related to folic acid and acts as an antagonist to this vitamin by inhibiting DHFR, the enzyme that converts folic acid to its active form. Rapidly dividing cells, such as cancer cells, need folic acid to multiply. The decreased level of folic acid leads to depressed DNA, RNA, and protein synthesis which in turn lead to cell death.

Talvesta is a novel antifolate that is a water-soluble, non-polyglutamatable analogue of aminopterin. Talvesta was developed at the Dana-Farber Cancer Institute, Inc. and the National Cancer Institute, or NCI, as part of a program to develop oncology product candidates with improved efficacy, tolerability and resistance. We believe that potential advantages of Talvesta over existing therapies include:

•
Increased Targeting of Tumor Cells: Talvesta produces cytotoxicity by inhibiting DHFR. It binds to DHFR more tightly than other antifolates, allowing Talvesta to inhibit DNA synthesis more potently than other antifolates, including methotrexate. In preclinical in vitro and in vivo studies at the Dana-Farber Cancer Institute, Inc. and the NCI, Talvesta demonstrated that it is 10-fold more tightly bound to DHFR, than methotrexate, has 10-fold higher affinity to the membrane-bound transporter utilized by methotrexate, and demonstrated 10- to 100-fold more potency than methotrexate. We believe that these characteristics may allow for potent, targeted delivery of Talvesta.

•
Better Tolerability: We believe that Talvesta may be more tolerable than other existing anticancer drugs. Classical compounds such as methotrexate are polyglutamated once they enter the cells. Polyglutamation is an enzymatic process which allows the drug to stay in the cell and act on its target more effectively. However, while healthy cells maintain their ability to make polyglutamates, cancer cells lose their ability to form polyglutamates. Consequently, the drug stays in the healthy cells, causing toxicity and preventing the drug from exerting its effect on the cancer cell to destroy it. Talvesta blocks and alters the side chain of the compound, which allows the drug to stay in the cancer cell and act on its target.

•
Superior Resistance Profile: In preclinical studies, Talvesta has demonstrated activity against tumor cells that were resistant to other antifolates. Human head-and-neck squamous carcinoma cells that were resistant to methotrexate were shown to be highly sensitive to the effects of Talvesta.

•
Distinct Dose-Dependent Activity: In preclinical studies, Talvesta showed significant dose responsiveness which may suggest a wide therapeutic index (the difference between the minimum effective dose and maximum tolerated dose of a drug), as well as enhanced clinical utility.

Clinical Development Program

In April 2004, NCI initiated a Phase I clinical trial to evaluate the safety of Talvesta when administering it intravenously on days 1, 8 and 15 of a 28-day cycle to patients with solid tumors. The patients selected for the clinical trial had failed curative or survival-prolonging therapy, or no such therapies existed for them. In March 2007, this clinical trial, which was being conducted at the Dana-Farber Cancer Institute, Inc., Massachusetts General Hospital and Beth-Israel Deaconess Hospital, was discontinued due to toxicity. Fifty subjects received doses of Talvesta with one patient death being reported during this clinical trial.

In February 2005, we commenced an open-label multicenter, multinational Phase I/II clinical trial of Talvesta in the treatment of relapsed or refractory NSCLC. In the Phase I portion of this trial, increasing doses of Talvesta were administered as a five-minute intravenous infusion on days 1 and 8 on a 21-day cycle to eligible patients. Talvesta was well tolerated over multiple cycles of therapy with myelosuppression and mucositis as the dose limiting toxicities. Four patient deaths were reported in the Phase I portion of this clinical trial. The Phase I portion of this clinical trial is now closed for enrollment with 26 patients receiving at least one dose of Talvesta.  The declared maximum tolerated dose was 54 milligrams per metered squared for a total dose per cycle of 108 milligrams per metered squared.  Two partial responses and eight stable diseases for greater than or equal to 4 cycles of therapy were reported, with an overall response rate of 38%. The primary objective of the Phase II portion of this ongoing clinical trial are to demonstrate an improvement in overall patient survival. Secondary objectives include evaluation of safety, overall response rate, time to progression and progression free survival. Relapsed or refractory NSCLC patients who failed at least two lines of treatment including standard chemotherapy and/or epidermal growth factor receptor tyrosine kinase inhibitor are eligible to enroll in Phase II of this clinical trial.   While the Phase II portion had enrolled 32 patients through December 2006, we have stopped enrollment and intend to launch a replacement trial, evaluating Talvesta on day 1 of a 21-day cycle, in order to optimize the therapeutic index based on emerging pharmacokinetics and clinical evidence.

In May 2005, we commenced an open-label, multicenter Phase I/II clinical trial of Talvesta in the treatment of refractory ALL. The primary objectives of the Phase I portion of this clinical trial were to evaluate the safety of Talvesta when administered as a five minute intravenous infusion on days 1 through 5 on a 21-day cycle to refractory ALL patients who failed curative or survival prolonging therapy or for whom no such therapies exist and to establish the maximum tolerated dose and identify the dose limiting toxicities of Talvesta.  The Phase I portion of this clinical trial is now closed for enrollment, with 28 patients receiving at least one dose of Talvesta.  The declared maximum tolerated dose was 0.6 milligram per metered squared for a total dose per cycle of 3 milligrams per metered squared. Mucositis was reported at the dose limiting toxicity.  The primary objective of the Phase II portion of this clinical trial is to evaluate the anti-tumor activity of Talvesta as therapy in ALL patients with relapsed or refractory to frontline and/or salvage therapy as measured by overall response. The secondary objective is to assess the impact of Talvesta as measured by duration of remission and survival.

Based on the toxicities observed in the Phase 1 solid tumor trial, we have decided to conduct additional toxicology studies.  While we have not seen issues related to toxicity in the ALL trial, we have suspended enrollment in the Phase II portion as a safety precaution.  We intend to reopen the Phase II portion of this clinical trial and to initiate new clinical trials with Talvesta when these additional toxicology studies have been completed and analyzed.  At this time, we anticipate the toxicology studies to be completed in the fourth quarter of 2007.

Talvesta received orphan drug designation in May 2006 for the treatment of ALL.

Our Supportive Care Product Pipeline

Zensana (ondansetron HCI) Oral Spray

Background

The management of nausea and vomiting induced by chemo and radiation therapy and/or following surgery is a critical aspect of cancer patient care. The NCI estimates that a majority of the approximately 500,000 patients receiving chemotherapy treatment per year experience nausea and vomiting, and could benefit from nausea-reducing, or antiemetic, therapies. Ondansetron is a selective blocking agent of the serotonin 5-HT3 receptor type and is widely accepted as the standard of care for antiemesis. Ondansetron is currently FDA-approved for the prevention of nausea and vomiting associated with:

•	Moderate to highly emetogenic cancer chemotherapy-induced nausea and vomiting, or CINV;

•	Radiotherapy-induced nausea and vomiting, or RINV, in patients receiving total body irradiation, single high-dose fraction to the abdomen, or daily fractions to the abdomen; and

•	Post-operative induced nausea and vomiting, or PONV.

Our product candidate Zensana utilizes a novel micro mist spray technology to deliver full doses of ondansetron to patients receiving emetogenic, or vomiting and/or nausea-inducing, chemotherapy. We believe the convenience of spray delivery will offer patients a desirable alternative to tablets and other currently available forms of ondansetron.

Clinical Development Program

We completed our bioequivalence and bioavailability trials for Zensana in June 2006. Our clinical development program consisted of four clinical trials including single and multiple dose pharmacokinetic studies, and an evaluation of the effects of food and water on Zensana. While not yet approved by the FDA, we believe data from the four studies demonstrated that the standard 8 milligram dose of Zensana is statistically bioequivalent to the current commercially available 8 milligram ondansetron (Zofran) tablet. Zensana showed statistically faster absorption, as defined by median time to detectible drug levels of ondansetron, of 15 minutes for Zensana compared to 30 minutes for the tablet. In the four studies, Zensana was well tolerated by both men and women and had a side effect profile similar to ondansetron tablets, which included mild headache and constipation.

In June 2006, we submitted our NDA for Zensana for the prevention of CINV, RINV and PONV under Section 505(b)(2) of the FDCA, a form of registration that relies, at least in part, on data in previously approved NDAs or published literature for which we do not have a right of reference or both. While our NDA was pending with the FDA, long-term stability studies revealed small amounts of precipitated material in scale-up batches of Zensana. Through further investigation of this issue, we have determined that the precipitation issue in long-term stability was not related to the manufacturing process, but was instead an issue with the original formulation. As a result, in March 2007, we withdrew our NDA previously submitted to the FDA. We have stopped further investigation of the original formulation. Our partner and licensor, NovaDel, has developed an alternate formulation of the product. The alternate formulation is currently under active investigation and scale-up. If this alternative formulation is stable, we will then need to reestablish bioequivalency through new clinical trials. If these studies are successful, we anticipate being in a position to file an NDA sometime in 2008, at the earliest.

Menadione

Menadione, which we licensed from the Albert Einstein College of Medicine in October 2006, is a novel preclinical product candidate under development for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor, or EGFR, inhibitors in the treatment of certain cancers. EGFR inhibitors are currently used to treat NSCLC, pancreatic, colorectal, and head and neck cancer. EGFR inhibitors develop significant skin toxicities presenting as acne-like rash on the face and upper body. Menadione, a small organic molecule, has been shown to activate the EGFR signaling pathway by inhibiting phosphatase activity. In vivo studies have suggested that topically-applied Menadione may restore EGFR signaling specifically in the skin of patients treated systemically with EGFR inhibitors. Currently, there are no FDA-approved products or therapies available to treat these skin toxicities. We expect to complete formulation of Menadione and to file an IND by the end of 2007.

License Agreements

 Marqibo, Alocrest and Sphingosome Encapsulated Topotecan

In May 2006, we completed a transaction with Inex Pharmaceuticals Corporation pursuant to which we acquired exclusive, worldwide rights to develop and commercialize three product candidates: Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan, collectively called the Licensed Products. In consideration for the rights and assets acquired from Inex, the Company was to pay to Inex aggregate consideration of $11.5 million, consisting of $1.5 million in cash and 1,118,568 shares of its common stock. The number of shares of common stock issued was determined by dividing $10 million by $8.94, which was the weighted average price of the Company's common stock during the 20 trading days prior to the parties' March 16, 2006 letter of intent relating to the transaction.  Upon signing the March 16, 2006 letter of intent, the Company and Inex entered into an escrow agreement in which the Company deposited with the Escrow Agent $500,000 in cash and 111,857 shares of its common stock and Inex deposited with the Escrow Agent $200,000 in cash. The date of this escrow agreement was determined to be the commitment date for the Inex agreement as the Company considered the escrow agreement to be a performance commitment under EITF 96-18. Accordingly, the 1,118,568 shares given as partial payment for the license agreement were valued as the closing price of Hana common stock on March 16, 2006 of $9.19. Accordingly, the Company recorded an additional $280,000 of transaction expense, net of fixed assets acquired, as the fair market value of the share price on the commitment date was higher than the weighted average price of the Company's common stock during the 20 trading days prior to the parties' March 16, 2006 letter of intent relating to the transaction, for total consideration paid of $11.8 million. The following is a summary of the various agreements entered into to consummate the transaction.

License Agreement

Pursuant to the terms of a license agreement dated May 6, 2006, between us and Inex, Inex granted us:

•	an exclusive license under certain patents held by Inex to commercialize the Licensed Products for all uses throughout the world;

•
an exclusive license under certain patents held by Inex to commercialize the Licensed Products for all uses throughout the world under the terms of certain  research agreements between Inex and the British Columbia Cancer Agency, or BCCA;

•
an exclusive sublicense under certain patents relating to the Licensed Products that Inex licensed from M.D. Anderson, to commercialize the Licensed Products throughout the world under the terms of a license agreement between Inex and M.D. Anderson; and

•
an exclusive license to all technical information and know-how relating to the technology claimed in the patents held exclusively by Inex and to all confidential information possessed by Inex relating to the Licensed Products, including all data, know-how, manufacturing information, specifications and trade secrets, collectively called the Inex Technology, to commercialize the Licensed Products for all uses throughout the world.

We have the right to grant sublicenses to third parties and in such event we and Inex will share sublicensing revenue received by us at varying rates for each Licensed Product depending on such Licensed Product’s stage of clinical development.  Under the license agreement, we also granted back to Inex a limited, royalty-free, non-exclusive license in certain patents and technology owned or licensed to us solely for use in developing and commercializing liposomes having an active agent encapsulated, intercalated or entrapped therein.

We agreed to pay to Inex up to an aggregate of $30.5 million upon the achievement of various clinical and regulatory milestones relating to all Licensed Products. At our option, the milestones may be paid in cash or additional shares of our common stock. However, the total number of shares of our common stock that may be issued to Inex in connection with the transaction may not exceed 19.99% of our outstanding shares of common stock as of May 6, 2006. In addition to the milestone payments, we agreed to pay royalties to Inex in the range of 5% to 10% based on net sales of the Licensed Products, against which we may offset a portion of the research and development expenses we incur. In addition to our obligations to make milestone payments and pay royalties to Inex, we also assumed all of Inex’s obligations to its licensors and collaborators relating to the Licensed Products, which include aggregate milestone payments of up to $2.5 million, annual license fees and additional royalties.

The license agreement provides that we will use our commercially reasonable efforts to develop each Licensed Product, including causing the necessary and appropriate clinical trials to be conducted in order to obtain and maintain regulatory approval for each Licensed Product and preparing and filing the necessary regulatory submissions for each Licensed Product. We also agreed to provide Inex with periodic reports concerning the status of each Licensed Product.

We are required to use commercially reasonable efforts to commercialize each Licensed Product in each jurisdiction where a Licensed Product has received regulatory approval. We will be deemed to have breached our commercialization obligations in the United States, or in Germany, the United Kingdom, France, Italy or Spain, if for a continuous period of 180 days at any time following commercial sales of a Licensed Product in any such country, no sales of a Licensed Product are made in the ordinary course of business in such country by us (or a sublicensee), unless the parties agree to such delay or unless we are prohibited from making sales by a reason beyond our control. If we breach this obligation, then Inex is entitled to terminate the license with respect to such Licensed Product and for such country.

Under the license agreement, Inex, either alone or jointly with M.D. Anderson, will be the owner of patents and patent applications claiming priority to certain patents licensed to us, and we have an obligation to assign to Inex our rights to inventions covered by such patents or patent applications, and, when negotiating any joint venture, collaborative research, development, commercialization or other agreement with a third party, to require such third party to do the same.

The prosecution and maintenance of the licensed patents will be overseen by an IP committee having equal representation from us and Inex. We will have the right and obligation to file, prosecute and maintain most of the licensed patents, although Inex maintained primary responsibility to prosecute certain of the licensed patents.  The parties agreed to share the expenses of prosecution at varying rates.  We also have the first right, but not the obligation, to enforce such licensed patents against third party infringers, or to defend against any infringement action brought by any third party.

We agreed to indemnify Inex for all losses resulting from our breach of our representations and warranties, or other default under the license agreement, our breach of any regulatory requirements, regulations and guidelines in connection with the Licensed Products, complaints alleging infringement against Inex with respect to the our manufacture, use or sale of a Licensed Product, and any injury or death to any person or damage to property caused by any Licensed Product provided by us or our sublicensee, except to the extent such losses are due to Inex’s breach of a representation or warranty, Inex’s default under the agreement, and the breach by Inex of any regulatory requirements, regulations and guidelines in connection with licensed patent and related know-how, including certain of Inex’s indemnification obligations to M.D. Anderson that will be passed through to us as a result. Inex has agreed to indemnify us for losses arising from Inex’s breach of representation or warranty, Inex’s default under the agreement, and the breach by Inex of any regulatory requirements, regulations and guidelines in connection with licensed patent and related know-how, except to the extent such losses are due to our breach of our representations and warranties, our default under the agreement, our breach of any regulatory requirements, regulations and guidelines in connection with the Licensed Products, complaints alleging infringement against Inex with respect to our manufacture, use or sale of a Licensed Product, and any injury or death to any person or damage to property caused by any Licensed Product provided by us or our sublicensee.

Unless terminated earlier, the license grants made under the license agreement expire on a country-by-country basis upon the later of (i) the expiration of the last to expire patents covering each Licensed Product in a particular country, (ii) the expiration of the last to expire period of product exclusivity covered by a Licensed Product under the laws of such country, or (iii) with respect to the Inex Technology, on the date that all of the Inex Technology ceases to be confidential information. The covered issued patents are scheduled to expire between 2014 and 2020.

Either we or Inex may terminate the license agreement in the event that the other has materially breached its obligations thereunder and fails to remedy such breach within 90 days following notice by the non-breaching party. If such breach is not cured, then the non-breaching party may, upon 6 months’ notice to the breaching party, terminate the license in respect of the Licensed Products or countries to which the breach relates. Inex may also terminate the license if we assert or intend to assert any invalidity challenge on any of the patents licensed to us. The license agreement also provides that either party may, upon written notice, terminate the agreement in the event of the other’s bankruptcy, insolvency, dissolution or similar proceeding. In the event Inex validly terminates the license agreement, all data, materials, regulatory filings and all other documentation reverts to Inex.

UBC Sublicense Agreement

Under the UBC sublicense agreement, Inex granted to us an exclusive, worldwide sublicense under several patents relating to the sphingosomal encapsulated vinorelbine and sphingosomal encapsulated topotecan Licensed Products, together with all knowledge, know-how, and techniques relating to such patents, called the UBC Technology. The UBC Technology is owned by the University of British Columbia, or UBC, and licensed to Inex pursuant to a license agreement dated July 1, 1998. The UBC sublicense agreement provides that we will undertake all of Inex’s obligations contained in Inex’s license agreement with UBC, which includes the payment of royalties (in addition to the royalties owing to Inex under the license agreement between Inex and us) and an annual license fee. The provisions of the UBC sublicense agreement relating to our obligation to develop and commercialize the UBC Technology, termination and other material obligations are substantially similar to the terms of license agreement between Inex and us, as discussed above.

Assignment of Agreement with Elan Pharmaceuticals, Inc.

Pursuant to an Amended and Restated License Agreement dated April 3, 2003, between Inex (including two of its wholly-owned subsidiaries) and Elan Pharmaceuticals, Inc., Inex held a paid up, exclusive, worldwide license to certain patents, know-how and other intellectual property relating to vincristine sulfate liposomes. In connection with our transaction with Inex, Inex assigned to us all of its rights under the Elan license agreement pursuant to an Assignment and Novation Agreement dated May 6, 2006 among us, Inex and Elan.

As assigned to us, the Elan license agreement provides that Elan will own all improvements to the licensed patents or licensed know-how made by us or our sublicensees, which will in turn be licensed to us as part of the technology we license from Elan. Elan has the first right to file, prosecute and maintain all licensed patents and we have the right to do so if Elan decides that it does not wish to do so only pertaining to certain portions of the technology. Elan also has the first right to enforce such licensed patents and we may do so only if Elan elects not to enforce such patents. In addition, Elan also has the right but not the obligation to control any infringement claim brought against Elan.

We have indemnification obligations to Elan for all losses arising from the research, testing, manufacture, transport, packaging, storage, handling, distribution, marketing, advertising, promotion or sale of the products by us, our affiliates or sublicensees, any personal injury suits brought against Elan, any infringement claim, certain third party agreements entered into by Elan, and any acts or omissions of any of our sublicensees.

The Elan license agreement, unless earlier terminated, will expire on a country by country basis, upon the expiration of the life of the last to expire licensed patent in that country. Elan may terminate the Elan license agreement earlier for our material breach upon 60 days’ written notice if we do not cure such breach within such 60 day period (we may extend such cure period for up to 90 days if we propose a course of action to cure the breach within the initial 60 day period and act in good faith to cure such breach), for our bankruptcy or going into liquidation upon 10 days’ written notice, or immediately if we, or our sublicense, directly or indirectly disputes the ownership, scope or validity of any of the licensed technology or support any such attack by a third party.

Talvesta

Our rights to Talvesta are governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute, Inc., or DFCI, and Ash Stevens, Inc., or ASI. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses. We also acquired an option for any new inventions made by DFCI or ASI directly relating to the same subject matter for a reasonable license fee to be negotiated by the parties. DFCI reserved the rights under the licensed technology for its own non-commercial research, the rights to conduct pre-clinical and clinical trials of Talvesta with our prior written consent, and the rights to supply know-how and grant non-exclusive, non-transferable licenses under the licensed technology to other academic, governmental or not-for-profit organizations for non-commercial research purposes but not in human subjects. In addition, DFCI or ASI may require us to grant a third party a sublicense under the licensed technology for the development and commercialization of products outside the oncology field, unless such products will be directly competitive with any licensed product then sold or under development by us or our sublicensee, included in our annual strategic development plan then in force, or if we provide DFCI and ASI with a plan for developing such non-competing new product.

The license agreement requires us to make upfront and future payments totaling up to $6.1 million upon the achievement of certain milestones should Talvesta be granted approval by the FDA of an NDA. Additionally, we are obligated to pay royalties of 3.5% based on net sales (as defined in the license agreement) of Talvesta.

We are required to use commercially reasonable efforts no less than efforts we expend on our other high priority projects to bring one or more licensed products to market and then continue active and diligent efforts to keep such products available to the public. We were required to fulfill specific diligence milestones, all of which we have met. We are also required to manufacture the licensed products substantially in the United States.

We have the rights and obligation to prepare, file, prosecute and maintain patent applications and patents licensed to us at our expense, and we are required to surrender our license under any patent application or patent that we elect not to prepare, file, prosecute or maintain. We have the right, but not the obligation, to enforce the licensed patents and to defend against alleged infringements, and we need DFCI’s consent prior to entering into any settlement agreement.

We agreed to indemnify DFCI and ASI against all losses arising from the design, production, manufacture, sale, use in commerce, lease or promotion of any product, process or service relating to or developed pursuant to the license agreement by us or our sublicensee, affiliate or agent, or arising from any other activities to be carried out under the agreement, to the extent not attributable to the negligent activities or intentional misconduct of the indemnitees.

DFCI and ASI may terminate the agreement, after giving us notice and an opportunity to cure, if we commit a material breach, including failing to make a scheduled milestone or other payment when due, failing to meet our diligence obligations, ceasing to carry on our business with respect to the licensed products, or being convicted of a felony relating to the manufacture, use, sale or importation of the licensed products. The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding. We can terminate this agreement by giving DFCI or ASI 90-day prior written notice. In the event this license agreement is terminated, we will lose all of our rights to develop and commercialize Talvesta. The license agreement automatically expires on the date on which the last of the patent covered by the agreement expires.

Zensana

Pursuant to the terms of an October 2004 license agreement with NovaDel Pharma, Inc., as amended in August 2005, May 2006 and December 2006, we hold a royalty-bearing, exclusive right and license (with the right to sublicense with NovaDel’s prior written consent) to develop and commercialize NovaDel’s oral spray version of ondansetron in the United States and Canada, while NovaDel retained the rights to the development and commercialization of Zensana in other countries and all non-human uses of Zensana. In addition, NovaDel also retained the rights to conduct internal, non-commercial research and development activities with respect to Zensana in all countries, and the rights to use the oral spray technology with other drug products, either by itself or with a third party. Under the agreement, we and NovaDel collaborated on the initial development governed by a development plan and overseen by a joint development committee on the formulation, analytical method and manufacturing process development for Zensana. The joint development committee continues to discuss potential strategies for Zensana going forward, including regulatory strategies for Zensana.

Under the license agreement, we are responsible for the regulatory filings for Zensana and associated costs and all such filings will be made in our name and have us as the primary contact. We consult with NovaDel on such filings and keep NovaDel informed as to our communications with the regulatory authorities, although we have the right to determine the regulatory pathways we feel best meet our objectives. NovaDel does have the non-exclusive right to use and reference all our regulatory filings and data contained therein for all purposes.

We will be responsible for the clinical and commercial supply of Zensana. We may engage a third party for the manufacture of Zensana, provided that NovaDel will have the right to review all agreements with such third party manufacturer and to purchase Zensana from such third party at essentially the same costs as we do, and provided that such third party agreements contain sufficient confidentiality and non-use obligations. Subsequently, we have agreed that Rechon Life Sciences, Ltd (formerly Ferring AB), will take over NovaDel’s supply obligations to us. Rechon supplied our clinical supply under a purchase order which was reviewed by NovaDel. The confidentiality and non-use obligations of Rechon are governed under a separate confidentiality agreement between us and Rechon entered into in June 2005. We plan to enter into a manufacturing agreement with them for the commercial supply of Zensana. To date, Rechon has also supplied us with the spray pump components and oral applicator for Zensana, and we anticipate that the manufacturing agreement that we intend to enter into for Zensana will also include all components of the delivery device.

In consideration for the license, the agreement provides that we will make double-digit royalty payments to NovaDel based on a percentage of net sales (as defined in the agreement). In addition, we issued NovaDel 73,121 shares of our common stock (determined by dividing $500,000 by the average selling price of our common stock during the 10 business days preceding the date of the license agreement) and we purchased 400,000 shares of NovaDel’s common stock at a price of $2.50 per share. Pursuant to the license agreement, we are also obligated to pay NovaDel up to an additional $10.0 million upon achievement of certain milestones.

NovaDel will own all information and inventions that are made by or on behalf of us, our affiliates and sublicensees relating to the oral spray process or the Zensana product, and all licensed trademarks. NovaDel has the right to file, prosecute and maintain all licensed patent applications, patents and trademarks, and we have the right to comment on the filings, but NovaDel will not be obligated to incorporate our comments. If NovaDel decides to discontinue the filing, prosecution or maintenance of any such patent or patent application in a particular country, then we have the right to do so. NovaDel also has the first right to enforce the licensed patents and we need to reimburse NovaDel for 100% of its out-of-pocket costs with respect to the removal of any such infringement to the extent such infringement adversely affects the exploitation of Zensana in the United States and Canada, and we have the right to enforce such patents only if NovaDel fails to do so. NovaDel is also in control of any defense of third party infringement, invalidity or unenforceability suit, and we are required to reimburse NovaDel for 100% of the costs and expenses associated with such suit to the extent it relates to the exploitation of Zensana. We do not have a clear contractual right to defend against such third-party lawsuits even if NovaDel fails to do so. We have also covenanted not to institute or prosecute any action seeking to have any claim in the licensed patents declared invalid or unenforceable.

NovaDel may terminate our license, after giving us notice and an opportunity to cure, for our material breach (30 day cure period) or payment default (10 day cure period). The license also terminates automatically if we are involved in a bankruptcy. In the event this license agreement is terminated, we will lose all of our rights to develop and commercialize Zensana. The license agreement expires on the later of the expiration date of the last to expire patent covered by the license, currently March 2022, or October 2024, 20 years from the effective date of the license agreement. We have the right to terminate this agreement by giving NovaDel a 90-day notice or by not making a milestone payment when due.

We are required to indemnify NovaDel for losses arising from the breach of this agreement by us, our affiliates or sublicensees or permitted assigns or transferees, the actual or asserted violations of law by us, our affiliates or sublicensees or permitted assigns or transferees, the use by us, our affiliates or sublicensees or permitted assigns or transferees of the oral spray technology with ondansetron, or the exploitation of Zensana by us, our affiliates, sublicensees or permitted assigns or transferees, to the extent NovaDel is not required to indemnify us for such losses. NovaDel agreed to indemnify us for losses arising from the breach of this agreement by NovaDel or its affiliates or the actual or asserted violation of law by NovaDel or its affiliates, to the extent we are not required to indemnify NovaDel for such losses. In either case, the indemnifying party will have control over the defense and settlement of any claim or action relating to such losses and the indemnified party will have the right to participate. The indemnifying party has the right to consent to monetary damages but will need the indemnified party’s consent before consenting to any damages that will result in the indemnified party’s becoming subject to injunctive or other relief or otherwise adversely affect the business of the indemnified party in any manner.

Menadione

Our rights to Menadione are governed by the terms of an October 2006 license agreement with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University, or AECOM. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses. In consideration for the license, we agreed to issue to AECOM a number of shares of our common stock shares having an aggregate value of $150,000, valued at a per share price of $7.36, the closing price of our common stock on October 11, 2006. In addition, we also agreed to make a cash payment and to pay annual maintenance fees. Further, Hana agreed to make milestone payments in the aggregate amount of $2,750,000 upon the achievement of various clinical and regulatory milestones, as described in the agreement. One-half of each milestone payment may be satisfied by issuing shares of our common stock valued as of the date such payment becomes payable; however, the agreement expressly provides that the maximum number of shares of our common stock what may be issued under the agreement in satisfaction of the our obligations may not exceed 9.99% of the total number of shares outstanding on the date of the agreement. We also agreed to make royalty payments to the AECOM on net sales of any products covered by a claim in any licensed patent.

Under the terms of the agreement, we are responsible for prosecuting and maintaining the licensed patents, including resisting challenges to the validity of such patents, at our own cost. The agreement also provides that AECOM shall promptly disclose to us any potential future inventions (as that term is defined in the agreement), and thereafter, we may proceed to file any appropriate patent applications relating to such future invention at its own expense. Such patent application(s) will be thereafter covered by the license granted to us under the agreement. We have the right under the agreement to initiate, in our sole discretion and at our expense, legal proceedings on our or AECOM’s behalf against any infringers or potential infringers of the licensed patents. We and AECOM agreed to share any proceeds received from such proceedings, with Hana receiving a majority of such proceeds. If we decline to initiate such proceedings against an infringer, AECOM may do so and will then be entitled to keep a majority of any proceeds recovered.

The agreement will expire upon the expiration of the last patent subject to the agreement, which would be in 2026 if the patent applications subject to the agreement are issued. We may terminate the agreement at any time by giving 60 days notice to AECOM. Either party may also terminate the agreement in the event the other defaults or breaches any condition of the agreement, which default or breach is not remedied within 60 days of the date the non-breaching party provides written notice to the other party of such default or breach. However, if we are in breach of a payment obligation under the agreement, AECOM may terminate the agreement following a period of 30 days in which we fail to remedy such breach. If AECOM terminates the agreement under such provision, our rights under the licensed patents terminate. The agreement and the licenses may also be terminated by AECOM in the event we make an assignment for the benefit of creditors, we initiate a voluntary bankruptcy proceeding or if we are declared bankrupt or insolvent. AECOM may also terminate the agreement in the event we are convicted of a felony relating to the manufacture, sale or use of a licensed product or a felony involving moral turpitude. No termination of the agreement, however, will be construed as a termination of any valid sublicense made by us.

  In addition to the license, the agreement also provides that AECOM will conduct certain research relating to the licensed technology. The research project will be at our expense, pursuant to an agreed-upon budget, and conducted over a two-year period. To the extent such research results in any invention or discovery, whether or not patentable, but excluding a future invention (which would become subject to the license under the agreement), we will have a 6-month exclusive period in which to negotiate a license from AECOM relating to such invention or discovery.

Intellectual Property

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our product candidates and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the United States and internationally to cover methods of use, new chemical compounds, pharmaceutical compositions and dosing of the compounds and compositions and improvements in each of these. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We own, or license the rights to, a number of patents and patent applications related to our product candidates, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that the pending patent applications will issue as patents.

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict with certainty the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our product candidates, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

If patents are issued to others containing preclusive or conflicting claims and these claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would create substantial costs. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

Zensana

Our license with NovaDel Pharma, Inc. relating to Zensana covers two issued U.S. patents covering compositions of matter and methods of use, both of which expire in 2017, and six related pending U.S. patent applications. If issued, all of the pending patent applications would expire in 2017 and cover methods of use, and three applications would additionally cover compositions of matter. The current clinical candidate formulation is covered by one issued U.S. patent covering compositions of matter, and if issued, four pending applications covering methods of use, two of which also cover compositions of matter.

We are aware of certain United States patents that relate to ondansetron compositions and uses therefor to treat nausea and vomiting.  These patents pertain to Zofran, an FDA-approved first generation 5-HT3 antagonist product upon which we intend to file our NDA application for Zensana under Section 505(b)(2) of the FDCA. Certain of these patents are due to expire in advance of our planned commercial launch of Zensana in the United States in the first half of 2007. Upon commercialization, if Zensana or its commercial use or production meets all of the requirements of any of the claims of the aforementioned patents or any other patents, or patents that may issue from related patent applications or any other patent applications, then we may need a license to one or more of these patents. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from commercializing Zensana.

Sphingosomal product candidates

Pursuant to our license agreement with Inex and related sublicense with UBC, we have exclusive rights to 5 issued U.S. patents and 1 allowed U.S. patent application, 53 issued foreign patents, 9 pending U.S. patent applications and 24 pending foreign applications, covering composition of matter, method of use and treatment, formulation and process. These patents and patent applications cover sphingosome based pharmaceutical compositions including Marqibo, Alocrest and sphingosomal topotecan, formulation, dosage, process of making the liposome compositions, and methods of use of the compositions in the treatment cancer, relapsed cancer, and solid tumors. The earliest of these issued patents expires in 2014 and the last of the issued patents expires in 2020. If the allowed U.S. patent application issues, it will expire in 2021.

Talvesta

  Under our license agreement with the Dana-Farber Cancer Institute, Inc. and Ash Stevens, Inc., we have exclusive, worldwide rights to two issued U.S. patents and two pending U.S. patent applications that relate to Talvesta and particular uses of Talvesta according to the Company’s business plan. Both issued patents include composition of matter claims and one of them also includes claims to methods of using Talvesta to treat leukemia or cancers involving lymphoblasts. The earlier of the issued patents is currently scheduled to expire in January 2007. The later of the two issued patents is currently scheduled to expire in 2023. If either or both of the pending patent applications issues, the issued patent or patents would be scheduled to expire in 2023. In addition, in 2005, we filed two U.S. provisional patent applications directed primarily to particular methods of using Talvesta. If any U.S. patent claiming priority to one or both of these provisional patent applications issues, such a patent would be scheduled to expire in 2026. A PCT application claiming priority to these two provisional patent applications is currently pending. Moreover, a U.S. patent application directed to methods of treating inflammatory diseases is currently pending. Should this application issue to a U.S. patent, the patent would be scheduled to expire in 2023.

Menadione

We have exclusive, worldwide rights to a PCT application pursuant to our October 2006 license agreement with AECOM. This application covers both compositions of matter (e.g., pharmaceutical compositions) and methods of use (e.g., methods of treating and preventing a skin rash secondary to an anti-epidermal growth factor receptor therapy). If any U.S. or foreign patent claiming priority to the PCT application issues, then such a patent would be scheduled to expire in 2026.

Other Intellectual Property Rights

We also depend upon trademarks, trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

In addition to patent protection, we may utilize orphan drug regulations to provide market exclusivity for certain of our product candidates. The orphan drug regulations of the FDA provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. We believe that certain of the indications for our product candidates will be eligible for orphan drug designation; however, we cannot assure you that our drugs will obtain such orphan drug designation or will be the first to reach the market and provide us with such market exclusivity protection.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing (preclinical and clinical), manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and drug product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.  We and our manufacturers may also be subject to regulations under other United States federal, state, and local laws.

United States Government Regulation

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations and other regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of multiple adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA to the FDA;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with current good manufacturing practice, or cGMP, regulations and other applicable regulations; and

•	the FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described under Item 1A of this Annual Report under the subheading “Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of our Product Candidates.”

Preclinical tests may include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity and other effects in animals. The results of preclinical tests, together with manufacturing information and analytical data, among other information, are submitted to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in the FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•
Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently FDA-approved drugs.

•
Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•
Phase III clinical trials are commonly referred to as pivotal trials. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition continued approval of an NDA on the sponsor’s agreement to conduct additional clinical trials with due diligence. In other cases, the sponsor and the FDA may agree that additional safety and/or efficacy data should be provided; however, continued approval of the NDA may not always depend on timely submission of such information. Such post-approval studies are typically referred to as Phase IV studies.

 New Drug Application

The results of drug candidate development, preclinical testing and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, and the payment of a user fee, are submitted to the FDA as part of an NDA. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once an NDA is accepted for filing, the FDA begins an in-depth review of the application.

During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA may refuse to approve an NDA and issue a not approvable letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval of, for example, new indications or improved formulations of previously-approved products, under certain circumstances a company may submit a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” 505(b)(1) NDA. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, the Hatch-Waxman Act permits an applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product. The FDA may also require companies to perform one or more additional studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or some of the label indications for which the referenced product has been approved, or a new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (1) the required patent information has not been filed (paragraph I certification); (2) the listed patent has expired (paragraph II certification); (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration (paragraph III certification); or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product (paragraph IV certification). If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired, and once any pediatric exclusivity expires. The Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.

If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA holder and patent owner once the NDA has been accepted for filing by the FDA. The NDA holder and patent owner may then initiate a legal challenge to the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in an infringement case that is favorable to the Section 505(b)(2) applicant. Thus, a Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized. Alternatively, if the NDA holder or patent owner does not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

We submitted a Section 505(b)(2) NDA for Zensana in the second quarter of 2006. The safety and efficacy of the drug will be based on a demonstration of the bioequivalence of Zensana to oral ondansetron, marketed under the tradename Zofran. This Zofran formulation is protected by two patents, one of which expired in June 2006, and was subject to a period of pediatric exclusivity expiring in December 2006. The second patent is scheduled to expire in September 2011, and is subject to a period of pediatric exclusivity expiring in March 2012.

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and new conditions of use may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active entity. The Hatch-Waxman Act prohibits the submission of an abbreviated NDA, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, submission of a Section 505(b)(2) NDA or an ANDA for a generic version of a previously-approved drug containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under the Hatch-Waxman Act does not prevent the submission or approval of another “full” 505(b)(1) NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Some of our product candidates may qualify for Hatch-Waxman non-patent marketing exclusivity.

In addition to non-patent marketing exclusivity, the Hatch-Waxman Act amended the FDCA to require each NDA sponsor to submit with its application information on any patent that claims the drug for which the applicant submitted the NDA or that claims a method of using such drug and with respect to which a claim of patent infringement could reasonably be asserted if a person not licensed by the owner engaged in the manufacture, use, or sale of the drug. Generic applicants that wish to rely on the approval of a drug listed in the Orange Book must certify to each listed patent, as discussed above. We intend to submit for Orange Book listing all relevant patents for our product candidates.

Finally, the Hatch-Waxman Act amended the patent laws so that certain patents related to products regulated by the FDA are eligible for a patent term extension if patent life was lost during a period when the product was undergoing regulatory review, and if certain criteria are met. We intend to seek patent term extensions, provided our patents and products, if they are approved, meet applicable eligibility requirements.

Pediatric Studies and Exclusivity

The FDCA provides an additional six months of non-patent marketing exclusivity and patent protection for any such protections listed in the Orange Book for new or marketed drugs if a sponsor conducts specific pediatric studies at the written request of the FDA. The Pediatric Research Equity Act of 2003, or PREA, authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that certain new NDAs or NDA supplements contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. PREA pediatric assessments may qualify for pediatric exclusivity. Unless otherwise required by regulation, PREA does not apply to any drug for an indication with orphan designation. We may also seek pediatric exclusivity for conducting any required pediatric assessments.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We received orphan drug status for Talvesta in May 2006 and for Marqibo in January 2007, in both cases for the treatment of ALL.

Under European Union medicines laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of marketing exclusivity, except under certain limited circumstances comparable to United States law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint. The sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug at the time of original submission of its IND, or at any time thereafter prior to receiving marketing approval of a marketing application. The FDA will determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If the FDA grants fast track designation, it may initiate review of sections of an NDA before the application is complete. This so-called “rolling review” is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant has paid applicable user fees. The FDA’s PDUFA review clock for both a standard and priority NDA for a fast track product does not begin until the complete application is submitted. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•
Priority Review. As explained above, a drug candidate may be eligible for a six-month priority review. The FDA assigns priority review status to an application if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track drug would ordinarily meet the FDA’s criteria for priority review, but may also be assigned a standard review. We do not know whether any of our drug candidates will be assigned priority review status or, if priority review status is assigned, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately approve the drug.

•
Accelerated Approval.  Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we and our collaboration partners intend to seek fast track designation, accelerated approval or priority review for our product candidates. We cannot predict whether any of our product candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our product candidates.

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for changes in dosage form or new indications for our product candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our product candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Special Protocol Assessment

The FDCA directs the FDA to meet with sponsors, pursuant to a sponsor’s written request, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. This agreement is called a special protocol assessment, or SPA. While the FDA’s guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has the latitude to change its assessment if certain exceptions apply. Exceptions include identification of a substantial scientific issue essential to safety or efficacy testing that later comes to light, a sponsor’s failure to follow the protocol agreed upon, or the FDA’s reliance on data, assumptions or information that are determined to be wrong.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to future FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, sales or use, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning and/or untitled letters, corrective advertising and potential civil and criminal penalties.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

Reimbursement

In many of the markets where we intend to commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to drug reimbursement programs with varying price control mechanisms.

In the United States, there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the United States, federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs such as Medicaid. Various states have adopted further mechanisms under Medicaid and otherwise that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. Federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed. Under the new reimbursement methodology, physicians are reimbursed based on a product’s “average sales price,” or ASP. This new reimbursement methodology has generally led to lower reimbursement levels. The new federal legislation also has added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers.

Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the U.S. Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the UK, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

Competition

We compete primarily in the segment of the biopharmaceutical market that addresses cancer and cancer supportive care, which is highly competitive. We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and selling products designed to address cancer this market. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer research. We also compete with commercial biotechnology companies for the rights to product candidates developed by public and private research institutes. Smaller or early-stage companies are also significant competitors, particularly those with collaborative arrangements with large and established companies.

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully complete appropriate clinical trials;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals;

•	our ability to manufacture and sell commercial quantities of future products to the market; and

•	acceptance of future products by physicians and other healthcare providers.

Employees

As of March 27, 2007, we employed 36 persons, all of whom are based at our South San Francisco office. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Related to Our Business

We are a development stage company with a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

We are a development stage company with a limited operating history. We have never generated revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2006, we had net losses of $44.8 million. From our inception in December 2002 through December 31, 2006, we have incurred an aggregate net loss of $62.9 million.

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

We expect to incur losses at least until we can successfully commercialize one or more of our product candidates. We expect that we will require additional financing to fund our development programs and to expand our infrastructure and commercialization activities. Net cash used in operating activities was $20.5 million in the year ended December 31, 2006. If we fail to obtain the necessary financing, we will not be able to fund our operations. We have no committed sources of additional capital. We do not know whether additional financing will be available on terms favorable to us when needed, if at all. If we fail to advance our current product candidates to later stage clinical trials, successfully commercialize Marqibo or acquire new product candidates for development, we will have difficulty obtaining additional financing. Our future capital requirements depend on many factors, including:

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

To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. We may grant future investors rights superior to those of our current stockholders. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

If we are unable to successfully reformulate Zensana, we may not be able to obtain FDA approval and commercialize this product candidate.

In March 2007, we withdrew our NDA for Zensana because of our determination that the current formulation of Zensana was unstable, causing the active ingredient to precipitate over long periods of time following manufacture. Through further investigation, we have determined that the precipitation issue in long-term stability was not related to the manufacturing process, but is instead an issue with the original formulation. Our partner and licensor, NovaDel, has developed an alternate formulation of the product. The alternate formulation is currently under active investigation and scale-up. We have stopped further investigation of the original formulation. If this new formulation proves to be scaleable, we will then need to reestablish bioequivalency through new clinical trials. If these studies are successful, we would not be in a position to file an NDA until 2008, at the earliest. If we are unable to successfully reformulate Zensana in a timely manner, we will be unable to commercialize Zensna. Since we have no products available for sale, our failure to commercialize Zensana may significantly harm our business.

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

We are highly dependent on Mark Ahn, our president and chief executive officer, Fred Vitale, our vice president and chief business officer, Gregory Berk, our senior vice president and chief medical officer, and John Iparraguirre, our vice president and chief financial officer. Dr. Ahn’s, Mr. Vitale’s, Dr. Berk’s and Mr. Iparraguirre’s employment are governed by written employment agreements, each of which have terms that expire in November 2008. Dr. Ahn, Mr. Vitale, Dr. Berk and Mr. Iparraguirre may terminate their employment with us at any time, subject, however, to certain non-solicitation covenants. The loss of the technical knowledge and management and industry expertise that would result in the event Dr. Ahn left Hana could result in delays in the development of our product candidates, and divert management resources. The loss of Mr. Vitale could impair our ability to expand our product development pipeline and commercialize our product candidates, which may harm our business prospects. The loss of Dr. Berk could impair our ability to initiate new and sustain existing clinical trials, as well as identify potential product candidates. The loss of Mr. Iparraguirre could impair our ability to obtain additional financing and to accurately and timely file our periodic and other reports with the SEC. We do not carry “key person” life insurance for any of our officers or key employees.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We currently do not carry product liability insurance but instead maintain a $10 million clinical trial insurance policy for our ongoing clinical trials of our product candidates. Even if our agreements with any future collaborators entitle us to indemnification against damages from product liability claims, such indemnification may not be available or adequate should any claim arise.

We may experience difficulty integrating our newly acquired product candidates into our business.

In May 2006, we licensed the rights to develop and commercialize three sphingosomal product candidates, including Marqibo, from Inex Pharmaceuticals Corporation, which at that time doubled the size of our product candidate pipeline. We have recently initiated a Phase I trial of Alocrest in solid tumors and plan to initiate a Phase II, open-label trial in relapsed adult ALL in Marqibo in 2007. We also plan to conduct a Phase III clinical trial in front-line ALL of Marqibo in 2007. In October 2006, we also licensed our rights to topical menadione, a pre-clinical product candidate.  We need FDA and other approvals before we can pursue our planned clinical trials of Marqibo and our other new product candidates and there is no assurance we will be able to obtain such approvals. Moreover, we will be required to devote substantial capital and personnel resources to our newly-acquired product candidates in order to attempt to successfully continue their development. If we fail to devote sufficient resources to the development of these product candidates, or if our focus on the new product candidates diverts our attention from the development of Zensana and other product candidates, we will not realize the intended benefits from the recently-completed transactions and our business will suffer.

Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of Our Product Candidates

If we are unable to obtain regulatory approval to sell our lead product candidate, Marqibo, or any of our other product candidates, our business will suffer.

 In May 2006, we licensed Marqibo from Inex. Marqibo is not currently permitted to be commercially used. Inex submitted an NDA pursuant to Section 505(b)(2) for accelerated marketing approval of Marqibo primarily based upon a single arm, Phase II clinical trial, which was reviewed by the FDA in 2004 and 2005. In January 2005, the FDA issued a not approvable letter to Inex for the Marqibo NDA for the treatment of patients with relapsed refractory NHL previously treated with at least two chemotherapy regimens. The FDA’s not approvable letter cited a variety of reasons for not approving the NDA, including the following:

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

With respect to Marqibo and any of our other product candidates, additional FDA regulatory risks exist which may prevent FDA approval of these drug candidates and thereby prevent their commercial use. Additionally, if Marqibo or any of our product candidates are approved by the FDA, such approval may be withdrawn by the FDA for a variety of reasons, including:

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

Our four other product candidates, Talvesta, Alocrest, sphingosome encapsulated topotecan, and topical menadione are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates. See “Item 1. Description of Business – Our Cancer Therapeutic Product Pipeline;” and “ – our Supportive Care Product Pipeline.” In addition to the risks set forth above for Zensana and Marqibo, which also apply to Talvesta, Alocrest, sphingosome encapsulated topotecan and topical menadione, these product candidates also have additional risks as each is in an earlier stage of development and review.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Rechon Life Science Ltd. (formerly Ferring AB) supplied us with our clinical supplies of Zensana, including the spray pump and oral applicator used to deliver the drug. We have not entered into an agreement with Rechon Life Science Ltd. or any other third party for the commercial manufacture of Zensana but expect to do so with Rechon Life Science Ltd. if and when we obtain regulatory approval to market and sell Zensana. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Risks Related to Our Ability to Commercialize Our Product Candidates

Our success depends substantially on Marqibo, which is still under development and requires further regulatory approvals. If we are unable to commercialize Marqibo, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be diminished.

We intend to commence a Phase II, open-label trial in relapsed adult ALL and a Phase III trial in front-line ALL of Marqibo during 2007. A significant portion of our time and financial resources for at least the next twelve months will be used in the development of this program. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Marqibo.

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

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit financial and managerial resources to develop marketing capabilities and a sales force with technical expertise and with supporting distribution capabilities. Other factors that may inhibit our efforts to commercialize our product candidates, if approved, directly and without strategic partners include:

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

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would harm our business. If we rely on pharmaceutical or biotechnology companies with established distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties which may not be successful and which will be only partially in our control. Our product revenues would likely be lower than if we marketed and sold our products directly.

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

If physicians and patients do not accept and use our product candidates, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves any of our product candidates, if physicians and patients do not accept and use them, our business will be adversely affected. Acceptance and use of our products will depend upon a number of factors including:

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

The MMA also revised the method by which Medicare pays for many drugs administered in hospital outpatient departments beginning in 2005. In addition, the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, published a proposed rule on payment amounts for drugs administered in hospital outpatient departments for 2006. As a result of the changes in the MMA and, if the methods suggested by CMS in the proposed 2006 rule are implemented, certain newly introduced drugs administered in hospital outpatient departments, which we believe would include our therapeutics and supportive care product candidates, will generally be reimbursed under an ASP payment methodology, except that during a short introductory period in which drugs have not been assigned a billing code a higher payment rate is applicable. As in the case of physician offices, implementation of the ASP payment methodology in the hospital outpatient department could negatively impact our ability to sell our product candidates.

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

We have licensed from third parties rights to numerous issued patents and patent applications. To date, through our license agreements for Talvesta, Marqibo and Zensana, we hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications. We also have patent rights to applications pending in several foreign jurisdictions. We have filed and anticipate filing additional patent applications both in the United States and internationally, as appropriate.

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

Our license agreements relating to Talvesta and Zensana are subject to termination by our licensors in the event we materially breach those agreements. With respect to the Talvesta license, Dana-Farber Cancer Institute, Inc. and Ash Stevens, Inc. may terminate the agreement, after giving us notice and an opportunity to cure, if we commit a material breach, including failing to make a scheduled milestone or other payment when due, failing to meet our diligence obligations, ceasing to carry on our business with respect to the licensed products, or being convicted of a felony relating to the manufacture, use, sale or importation of the licensed products. The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding. Under the Zensana license, NovaDel may terminate our license, after giving us notice and an opportunity to cure, for our material breach or payment default. The license also terminates automatically if we are involved in a bankruptcy. Our license agreement with Albert Einstein College of Medicine, or AECOM, similarly provides that AECOM may terminate the agreement, after providing us with notice and an opportunity to cure, for our material breach or default, upon our bankruptcy.  In the event these license agreements are terminated, we will lose all of our rights to develop and commercialize the applicable product candidate covered by such license, which would harm our business and future prospects.

Our license to Marqibo, Alocrest and sphingosome encapsulated topotecan are governed by a series of transaction agreements which may be individually or collectively terminated, not only by Inex, but also by M.D. Anderson Cancer Center, British Columbia Cancer Agency or University of British Columbia under the underlying agreements governing the license or assignment of technology to Inex. Inex may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

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

We are aware of certain United States patents that relate to ondansetron compositions and uses therefor  to treat nausea and vomiting.  These patents pertain to Zofran, an FDA-approved first generation 5-HT3 antagonist product. We intend to base our NDA for Zensana, if any, under Section 505(b)(2) of the FDCA, on one of these patents which is due to expire in September 2011 and is subject to a period of pediatric exclusivity expiring in March 2012. If and when it is commercialized, if Zensana or its commercial use or production meets all of the requirements of any of the claims of the aforementioned patent or any other patents, or patents that may issue from related patent applications or any other patent applications, then we may need a license to one or more of these patents. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from commercializing Zensana.

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

Risks Related to Our Securities

Our stock price has, and we expect it to continue to, fluctuate significantly, and the value of your investment may decline.

From January 1, 2005 to December 31, 2006, the market price of our common stock has ranged from a high of $12.94 per share to a low of $1.25 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the offering price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

•
announcements by us or our competitors of regulatory developments, clinical trial results, clinical trial enrollment, regulatory filings, product development updates, new products and product launches, significant acquisitions, strategic partnerships or joint ventures;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. We currently occupy this space, which consists of 18,788 square feet of office space, pursuant to a written sublease agreement under which we pay rent of approximately $46,970 per month, subject to annual increases. Our lease currently expires on May 31, 2009. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2006, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock traded on the OTC Bulletin Board under the symbol “HNAB.OB” until September 21, 2005. From September 22, 2005 through April 13, 2006, our common stock traded on the American Stock Exchange under the symbol “HBX.” Since April 17, 2006, our common stock traded on the NASDAQ Global Market under the symbol “HNAB.” The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board, the American Stock Exchange and the NASDAQ Global Market, as applicable, during each quarter within the last two fiscal years. The quotations for the period our common stock was quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	Price Range
Quarter Ended	High	Low

March 31, 2005	5.90	1.50
June 30, 2005	2.50	1.25
September 30, 2005	5.25	1.60
December 31, 2005	6.32	3.76
March 31, 2006	11.30	5.40
June 30, 2006	12.94	7.18
September 30, 2006	9.53	5.95
December 31, 2006	8.88	6.09

Record Holders

As of March 27, 2007, we had approximately 117 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Performance Graph*

The following line-graph presentation compares the cumulative return to our stockholders (based on appreciation in the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by us. The following presentation compares our common stock price from January 18, 2005, the effective date of our registration statement on Form SB-2 covering the resale of an aggregate of 7,904,114 shares of our common stock held by the selling stockholders identified therein, and for each quarterly period through December 31, 2006, to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Prior to the effective date of this registration statement, there was no active market for our common stock. The presentation assumes that the value of an investment in each of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index was $100 on January 18, 2005, and that any dividends paid were reinvested in the same security. We have not declared or paid any dividends on our common stock in such period.

We recognize that the market price of our common stock is influenced by many factors, only one of which is our performance.  The historical stock price performance shown on the graph below is not necessarily indicative of our future stock price performance.

* The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Return Analysis
	1/18/05	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
Hana Biosciences, Inc.	$100.00	$64.71	$88.24	$166.67	$230.20	$411.76	$355.69	$269.02	$249.80
Nasdaq Biotechnology Index	$100.00	$89.70	$95.19	$108.22	$108.97	$115.98	$102.43	$104.00	$110.08
Nasdaq Composite	$100.00	$96.94	$99.74	$104.33	$106.93	$113.45	$105.32	$109.50	$117.11
Source: CTA Public Relations. Data from BRIDGE Information Systems, Inc

Equity Compensation Plan Information

The following table provides additional information on the Company's equity based compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a) (c)

Equity compensation plans not approved by stockholders-outside any plan(1)	753,284	0.23	n/a
Equity compensation plans approved by stockholders-2003 Plan(2)	1,138,118	4.52	3,272
Equity compensation plans approved by stockholders-2004 Plan(2)	3,232,516	5.12	111,554
Equity compensation plans approved by stockholders-2006 Employee Stock Purchase Plan (2)	74,344	5.42	664,234
Total	5,198,262		779,060
__________________
(1)
Represents shares of common stock issuable outside of any stock option plan. The numbers of shares and exercise price have been adjusted to give effect to the mergers and reincorporation effected in 2004.

(2)
Represents shares issued under the Company's 2003 Stock Option Plan, or 2003 Plan, and 2004 Stock Incentive Plan, or 2004 Plan, and the 2006 Employee Stock Purchase Plan, or 2006 Plan. During 2004 the Company's Board of Directors adopted the 2004 Plan. During 2006, the Company’s Board of Directors adopted the 2006 Plan. See also Note 4 of the Company's audited financial statements as of and for the year ended December 31, 2006 included in this Annual Report.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock during the fiscal year 2006.

Recent Sales of Unregistered Securities

On November 21 and December 22, 2006 the Company sold 100,000 and 6,000 shares of its common stock pursuant to the exercise of outstanding warrants at an exercise price of $5.80. The warrants were originally issued to investors in the Company’s October 2005 private placement. The sale and issuances of the shares were made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such act and/or Rule 506 promulgated thereunder. The Company had a reasonable basis to believe that the purchaser was an accredited investor and/or had knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the investment.

On December 22, 2006, the Company sold 11,718 shares of its common stock pursuant to the exercise of an outstanding warrant at an exercise price of $1.57. The warrant was originally issued to an investor in the Company’s April 2005 private placement. The sale and issuances of the shares were made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such act and/or Rule 506 promulgated thereunder. The Company had a reasonable basis to believe that the purchaser was an accredited investor and/or had knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the investment.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from the audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

The following table sets forth selected financial data for our company as of and for the three fiscal years ended December 31, 2006.

		As of and for the years ended December 31,
		2006	2005	2004	2003	2002
Income statement data:
Operating expenses:
General & administrative		$10,806,362	$3,793,210	$2,808,706	$229,601	$2,065
Research & development		35,247,947	6,415,796	4,546,519	309,376	142,405
Total operating expenses		46,054,309	10,209,006	7,355,225	538,977	144,470
Other Income(expense), net		1,266,596	166,043	25,393	(12,879)	--
Net loss	$	[1](44,787,713)	(10,042,963)	(7,329,832)	(551,856)	(144,470)
Net loss per share, basic and Diluted		$(1.69)	$(0.57)	$(0.80)	$(0.10)	$(0.03)
Weighted average shares used in computing net loss per share, basic and diluted		26,525,639	17,662,365	9,119,344	5,640,271	5,640,000

Balance sheet data:
Cash and cash equivalents		$29,127,849	$17,082,521	$6,584,361	$87,675	$--
Total current assets		35,755,369	17,629,250	6,611,246	97,589	--
Total assets		36,304,820	17,726,199	7,377,153	162,188	--
Total liabilities		5,934,999	1,536,626	1,164,859	797,811	144,470
Deficit accumulated during the development stage		(62,856,834)	(18,069,121)	(8,026,158)	(696,326)	(144,470)
Total stockholders’ equity		$30,369,822	$16,189,573	$6,212,294	$(635,623)	$(144,470)
__________________________
1Net income in 2006 includes employee stock-based compensation costs of $8.4 million, due to our adoption of FAS 123R on a modified prospective basis on January 1, 2006. Prior to 2006, the Company had previously only recognized employee stock-based compensation expense using the “intrinsic value” method in accordance with APB 25.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a development-stage based biopharmaceutical company focused on acquiring, developing, and commercializing innovative products to advance cancer care. We seek to license novel, late preclinical and early clinical oncology product candidates, primarily from academia and research institutes, in order to accelerate clinical development and time to commercialization.

We currently have six product candidates in various stages of development:

•
Marqibo (vincristine sulfate liposomes injection) - A Novel Targeted Anti-Cancer Compound for Non-Hodgkin's Lymphoma and Acute Lymphoblastic Leukemia. We acquired our rights to Marqibo from Inex Pharmaceuticals Corporation in May 2006. Marqibo has been evaluated in 13 clinical trials with over 600 patients, including Phase II clinical trials in patients with NHL and ALL. Based on the results from these studies, we plan to conduct a Phase II, open-label trial in relapsed adult ALL. We also plan to conduct a Phase III first line clinical trial in adults with ALL as a primary registrational trial. This Phase III randomized, multicenter trial will compare Marqibo to vincristine in the induction, consolidation, and maintenance phases of treatment in elderly patients with ALL  We plan to conduct this study in collaboration with three major oncology cooperative groups. Pending finalization of the protocol by the cooperative groups, we plan to initiate this study in 2007. In addition, we anticipate pursuing a randomized pivotal trial in front-line Non-Hodgkin’s Lymphoma, where Marqibo has previously demonstrated positive indications of clinical benefit.

•
Talvesta (talotrexin) for Injection - A Novel Antifolate for Solid and Hematological Malignancies. Talvesta is a novel antifolate product candidate under development for treatment of various types of tumors. In April 2004, we commenced an NCI-sponsored Phase I clinical trial to evaluate the safety of Talvesta when administering it intravenously on days 1, 8 and 15 of a 28-day cycle to patients with solid tumors. In March 2007, this clinical trial was discontinued due to toxicity. 50 subjects received doses of Talvesta with one patient death being reported during this clinical trial. We are currently conducting a Phase I/II clinical trial in non-small cell lung cancer. In the Phase I portion of this clinical trial, which is now closed for enrollment, multiple infusions of Talvesta were administered to patients to ascertain the maximum tolerated doses of the drug. The aim of the Phase II portion of the clinical trial is primarily to demonstrate an improvement in overall survival of the patients. We have suspended enrollment in the Phase II portion of this clinical trial for additional safety analysis. In May 2005, we commenced a Phase I/II clinical trial in ALL. Phase I of this clinical trial is closed for enrollment. Based on the observations from the Phase I solid tumor trial, we have decided to conduct additional toxicology studies.  While we have not seen issues related to toxicity in the ALL trial, we have proactively suspended enrollment in the Phase II ALL trial as a safety precaution.  We will also postpone the initiation of new clinical trials with Talvesta until these additional toxicology studies have been reviewed At this time, we anticipate the toxicology studies to be completed in the fourth quarter of 2007. Based on the data from the toxicology studies, the final safety and efficacy analysis of the completed trials we expect to launch additional trials in solid and hematological malignancies in late 2007.

1Net income in 2006 includes employee stock-based compensation costs of $8.4 million, due to our adoption of FAS 123R on a modified prospective basis on January 1, 2006. Prior to 2006, the Company had previously only recognized employee stock-based compensation expense using the “intrinsic value” method in accordance with APB 25.

•
Alocrest (vinorelbine tartrate liposomes injection) - A Novel Targeted Anti-Cancer Compound for Breast and Lung Cancer. In August 2006, we initiated a Phase I clinical trial to assess the safety, tolerability and preliminary efficacy of Alocrest in patients with advanced solid tumors, including non-small cell lung and breast cancers. The trial is being conducted at the Cancer Therapy and Research Center in San Antonio, Texas and at McGill University in Montreal.

•
Sphingosome Encapsulated Topotecan - A Novel Targeted Anti-Cancer Compound for Small-Cell Lung Cancer and Ovarian Cancer. Following completion of preclinical development, we expect to file an investigational new drug application, or IND, and to initiate clinical trials in 2007.

•
Zensana (ondansetron HCI) Oral Spray - Bioequivalent to 8mg Oral Zofran Tablet with Multidose Convenience and Desirable Route of Administration. In June 2006, we submitted our NDA for Zensana for the prevention of CINV, RINV and PONV under Section 505(b)(2) of the FDCA, a form of registration that relies, at least in part, on data in previously approved NDAs or published literature for which we do not have a right of reference or both. While our NDA was pending with the FDA, long-term stability studies revealed small amounts of precipitated material in scale-up batches of Zensana. Through further investigation of this issue, we confirmed It has now been determined that the precipitation issue recently reported by Hana in long-term stability was not related to the manufacturing process, but is in fact an issue with the original formulation. As a result, in March 2007, we withdrew our NDA without prejudice. We have stopped further investigation of the original formulation. Our partner and licensor, NovaDel, has developed an alternate formulation of the product. The alternate formulation is currently under active investigation and scale-up. If this alternative formulation is stable, we will then need to reestablish bioequivalency through new clinical trials. If these studies are successful, we anticipate being in a position to file an NDA sometime in 2008, at the earliest.

•
Menadione - A Topical Compound for Skin Rashes Associated with EGFR Inhibitors. We acquired the rights to Menadione in October 2006 pursuant to a license agreement with the Albert Einstein School of Medicine. We expect to complete formulation of Menadione by the end of 2007 and to file an IND in 2008.

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

Our results for the year ended December 31, 2006 include share-based compensation for awards that were granted to employees and nonemployees from September 2005 to May 1, 2006, but were not measured for accounting purposes until these awards were approved by shareholders on May 9, 2006, in accordance with SFAS 123(R). We are taking the entire expense in 2006 for the share-based compensation that would have been expensed in 2005 had the share-based awards been approved at the time of original issuance.

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are certain accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of expenses and involve management’s judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with our Audit Committee of the Board of Directors. Our critical accounting policies and estimates are described below.

Share Based Compensation
Effective January 1, 2006, we adopted the provisions of SFAS No.123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award using the Black-Scholes-Merton option pricing model, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). We adopted SFAS No.123R using the modified prospective method for share-based awards granted after we became a public entity and the prospective method for share-based awards granted prior to the time we became a public entity and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

In applying the modified prospective transition method of SFAS No. 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107, we used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which we will be required to adopt another method to determine expected life of the option awards in 2006. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 10% annually of our stock options awarded will be forfeited. For options granted while we were a nonpublic entity, we applied the prospective method in which the awards that were valued under the minimum value method for pro forma disclosure purposes will continue to be expensed using the intrinsic value method of APB 25.

Prior to January 1, 2006, we accounted for option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the guidelines of APB No. 25, we were only required to record a charge for grants of options to employees if on the date of grant they had an “intrinsic value” which was calculated based on the excess, if any, of the market value of the common stock underlying the option over the exercise price.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes-Merton and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 4 of our consolidated financial statements contained in response to Item 8 of this Annual Report for further information regarding the SFAS 123R disclosures.

Licensed In-Process Research and Development

Licensed in-process research and development relates primarily to technology, intellectual property and know-how acquired from another entity. We evaluate the stage of development as well as additional time, resources and risks related to development and eventual commercialization of the acquired technology. As we historically have acquired non-FDA approved technologies, the nature of the remaining efforts for completion and commercialization generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies. The cost in resources, probability of success and length of time to commercialization are extremely difficult to determine. Numerous risks and uncertainties exist with respect to the timely completion of development projects, including clinical trial results, manufacturing process development results and ongoing feedback from regulatory authorities, including obtaining marketing approval. Additionally, there is no guarantee that the acquired technology will ever be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment or the introduction of new competitive products. Due to the risks and uncertainties noted above, we will expense such licensed in-process research and development projects when incurred. However, the cost of acquisition of technology is capitalized if there are alternative future uses in other research and development projects or otherwise based on internal review. All milestone payments will be expensed in the period the milestone is reached.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

On September 15, 2006, FASB issued Statement No. 157, Fair Value Measurements.  This Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. There was no impact on the Company’s financial position, results of operations and cash flows upon the adoption of the provisions of SAB 108.

On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier adoption is permitted provided the company also elects to apply the provisions of SFAS 157, Fair Value Measurement. The Company is currently evaluating the impact that this standard may have on our financial statements.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

General and administrative expenses. For the year ended December 31, 2006, general and administrative, or G&A, expense was $10.8 million, as compared to $3.8 million for the year ended December 31, 2005. The increase of $7.0 million is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $4.7 million, including an increase of $4.3 million in employee related share-based compensation expense due to the implementation of SFAS No.123R in accounting for employee stock options as well as increased salary and benefits of $300,000 due to increased headcount in 2006 compared to 2005. For the year ended December 31, 2006, we also incurred an increase of approximately $1.2 million in associated professional fees and outside services, mainly due to an increase of $200,000 in share-based compensation for consultants and an increase of approximately $1.1 million in legal, accounting and consulting fees. Increase in accounting and legal fees is primarily due to increased expenses for public filings and compliance with Section 404 of the Sarbanes-Oxley Act. Also for the year ended December 31, 2006, there was an increase of approximately $1.1 million in allocable expenses, including a decrease of $100,000 in rent, insurance, depreciation and other overhead expenses, and an increase of $600,000 in travel and seminar costs, and an increase of $600,000 in sales and marketing expense in preparation for previously planned 2007 launch of Zensana.

Research and development expenses. For the year ended December 31, 2006, research and development, or R&D, expense was $35.2 million, as compared to $6.4 million for the year ended December 31, 2005. The increase of $28.8 million is due primarily to an increase of $22.7 million in expenses for the clinical development of our product pipeline, including $13.8 million in license fees and transaction services related to the Inex, Zensana, Menadione and Talvesta license agreements. Also included in the clinical costs is an increase of $4.8 million in clinical expense related to our Zensana, IPdR and Talvesta development programs, a large majority is related to the manufacturing scale-up costs for Zensana. Our clinical costs increased by $3.1 million for research and development costs related to the development costs of our three drug candidates licensed from Inex in May 2006. These clinical costs included the physical manufacturing of drug compounds, payments to our contract research organizations. We had increased legal expenses associated with our continued patent protection and other professional fees and services, which increased approximately $1.0 million. For the year ended December 31, 2006, we incurred increased salary, employee benefits and other R&D personnel related costs of approximately $5.4 million as compared to the year ended Dec. 31, 2005, including an increase of $3.4 million in employee related stock-based compensation expense, and an increase of $2.0 million in salary, bonus and other benefit expenses due to increased headcount. Other allocable operating expenses increased by approximately $700,000 for the year ended Dec. 31, 2006 compared to the year ended Dec. 31, 2005. This includes a $200,000 increase in travel and conference expenses, and a $500,000 increase in rent, insurance and other overhead costs as head count increased in 2006 over 2005.

Interest income (expense), net. For the year ended December 31, 2006, net interest income was $1.4 million as compared to net interest income of $185,620 for the year ended December 31, 2005. The increase of $1.2 million resulted from increased cash balance in our interest bearing accounts due to our May 2006 financing which resulted in net proceeds of $37.1 million, plus rising interest rates.

Income tax expense There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2006 and 2005 because of the Company’s operating losses. A 100% valuation allowance has been recorded against our $26.9 million of deferred tax assets as of December 31, 2006. Historical performance leads management to believe that realization of these assets is uncertain. As a result of the valuation allowance, our effective tax rate differs from the statutory rate.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

General and administrative expenses. For the year ended December 31, 2005, G&A expense was $3.8 million, as compared to $2.8 million for the year ended December 31, 2004. The increase of $1 million was due primarily to an increase in salaries and other employee benefits of approximately $250,000 which resulted from us realizing full-year salary expense of four full-time employees at December 31, 2005. For the year ended December 31, 2005, we also incurred an increase of approximately $126,000 associated with professional fees and insurance. This increase is mostly attributed to higher accounting expenses as well as an increase in director and officer insurance when compared to the corresponding period of the previous year. In addition, we incurred an increase in expenses of approximately $67,000 relating to the listing of our securities on the American Stock Exchange. For the year ended December 31, 2005, our stock-based compensation expense included in G&A for options issued to employees increased by approximately $309,000. Another contributing factor to the additional overall expense was an increase of approximately $178,000 in stock-based expense relating to common stock earned by our investor relations firm. These increased expenses for the year ended December 31, 2005 were partially offset by a decrease in expenses of approximately $68,000 relating to the fair value of options granted to non employees for services rendered.

Research and development expenses. For the year ended December 31, 2005, R&D expense was $6.4 million, as compared to $4.5 million for the year ended December 31, 2004. The increase of $1.9 million is due primarily to an increase in the physical manufacturing of drug compounds, payments to our contract research organization, and legal expenses associated with our continued patent protection of approximately $1.4 million. Another contributing factor to the additional overall expense was an increase in salaries and other employee benefits of approximately $919,000 which resulted from increasing our full-time employees from six at December 31, 2004, to ten full-time employees devoted to R&D at December 31, 2005. For the year ended December 31, 2005, our stock-based compensation expense included in R&D for options issued to employees increased by approximately $155,000. In addition, for the year ended December 31, 2005, we experienced a decrease of approximately $291,000 relating to the fair value of option grants to non employees for services rendered. Another decrease for the year ended December 31, 2005 was attributable to two expenses relating to our October 2004 license agreement with NovaDel Pharma. As a result of that license agreement, we recognized an expense of $500,000 for the year ended December 31, 2004 related to the issuance of common stock to NovaDel in partial consideration for the license agreement. In addition, pursuant to the terms of the NovaDel license agreement, in exchange for $1.0 million, we purchased 400,000 shares of the NovaDel's common stock at a per share price of $2.50, a premium of $0.91 per share or $364,000 over the then market value of our common stock, which was expensed as part of the license fee in the year ended December 31, 2004. For the year ended December 31, 2005, we also recognized an increase of $325,000 relating to milestones achieved as part of our on going clinical progression. Other increases for the year ended December 31, 2005, when compared to the previous year, is an increase in travel expense of approximately $139,000.

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

Liquidity and Capital Resources

From inception to December 31, 2006, we have incurred an aggregate net loss of $62.9 million, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing. From inception through December 31, 2006, we had a net increase in cash and cash equivalents of $29.1million. This increase primarily resulted from net cash provided by financing activities of $70.2 million, substantially all of which was derived from our five private placements which netted proceeds of $68.0 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $34.2 million and net cash used in investing activities of $6.9 million for the cumulative period from inception to December 31, 2006. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2006, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our six product candidates, we estimate that we will have sufficient cash on hand to fund clinical development through 2007 and into 2008. We may, however, choose to raise additional capital before 2008 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

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

In July 2004, we received gross proceeds of $8.0 million through the sale of 2,395,210 shares of our Series A Convertible Preferred Stock, all of which converted into 3,377,409 shares of common shares in January 2005.

In April 2005, we completed a private placement of 3,916,082 shares of our common stock at a price of $1.28 per share, resulting in gross proceeds to us of approximately $5.0 million. In connection with the private placement, we issued to the investors and placement agents five-year warrants to purchase an aggregate of 1,525,629 shares of common stock at an exercise price of $1.57 per share, of which warrants to purchase an aggregate of 997,791 shares remain outstanding.  The terms of the warrants provide that we may, at our option, redeem the warrants after such time that the average closing price of our common stock exceeds $3.14 per share for a 30-day period, which condition was satisfied in August 2005.  Accordingly, we may, at our election, redeem the warrants, at a redemption price of $0.01 per warrant share, at any time upon 30 days' prior written notice to the warrant holders.  The warrants remain exercisable by the holders until the expiration of such 30-day notice period. In connection with the private placement, we paid an aggregate of approximately $321,000 in commissions to placement agents.  Included in the amounts paid to placement agents were $52,500 in commissions and warrants to purchase 58,593 shares of common stock to Paramount BioCapital, Inc., a related party. We also incurred approximately $14,000 of legal expenses for the private placement.

In October 2005, we completed a private placement of 3,686,716 shares of our common stock. Of the total number of shares sold, 3,556,000 shares were sold at a price of $4.00 per share and 130,716 shares were sold to executive officers and affiliates of a director of our company at a price of $4.59 per share, which resulted in total gross proceeds to us of approximately $14.8 million. In addition to the shares of common stock, the investors also received 5-year warrants to purchase an aggregate of 737,343 shares at an exercise price of $5.80 per share. In connection with the private placement, we paid an aggregate of approximately $1.0 million in commissions to placement agents and issued 5-year warrants to purchase an aggregate of 253,306 shares at an exercise price of $5.80 per share. We also incurred approximately $77,500 of legal and other expenses paid to placement agents.

In May 2006, we completed a registered direct placement of 4,701,100 shares of our common stock. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to executive officers and affiliates of one of our directors at a price of $9.07 per share, which resulted in total gross proceeds to us of approximately $40.0 million. In connection with the purchase agreement, we paid an aggregate of approximately $2.4 million in commissions to placement agents. We also incurred approximately $535,000 of legal and other expenses paid to placement agents

Current and Future Financing Needs. Our plan of operation for the year ending December 31, 2007 is to continue implementing our business strategy, including the continued development of our six product candidates that are currently in clinical and preclinical phases. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and selling, general and administrative expenses;

•
product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States, as well as outside of the United States, for our six product candidates, including manufacturing, intellectual property prosecution and regulatory compliance.

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our six product candidates, over the next 12 months we expect to spend approximately $21.3 million on clinical development (including milestone payments of $2.5 million that we expect to be triggered under the license agreements relating to our product candidates), $3.5 million on marketing, general corporate and administrative expenses, and $600,000 on facilities and rent. We plan to initiate a Phase II, open-label trial in relapsed adult ALL. We also plan to conduct a Phase III registrational clinical trial for Marqibo in front-line ALL. We also expect to complete our Phase I clinical trial and initiate a Phase II clinical trial for Alocrest in solid tumors. We expect to initiate a Phase I study in Sphingosome Encapsulated Topotecan We also plan to complete formulation and preclinical work on menadione, and anticipate filing an IND in 2007.

We believe that our cash, cash equivalents and marketable securities, which totaled $35.3 million as of December 31, 2006, will be sufficient to meet our anticipated operating needs through 2007 and into 2008 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo into and through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonably ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. In addition to those identified under Item 1A of this Annual Report, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

Since our business does not currently generate any cash flow, however, we may need to raise additional capital to continue development of our product candidates beyond 2007. If we are to raise such capital, we expect to raise it primarily by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to discontinue or scale-back our development efforts relating to one or more of our product candidates our out-license our rights to our product candidates to a third party, any of which would have a material adverse effect on the prospects of our business.

Marqibo. Since acquiring the exclusive world-wide rights to develop and commercialize Marqibo in May 2006, we have incurred $1.3 million in project costs related to our development of Marqibo through December 31, 2006. We plan to initiate a Phase II, open-label trial in relapsed adult ALL in 2007. We also plan to conduct a Phase III registrational trial in front-line ALL in 2007. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Marqibo, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.  We believe we currently have sufficient capital to fund our planned development activities of Marqibo through 2007. We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Talvesta. From inception through December 31, 2006, we have incurred $4.0 million of costs related to our development of Talvesta, of which $1.7 million, $1.3 million and $1.0 million was incurred in fiscal 2006, 2005 and 2004, respectively. We believe we currently have sufficient capital to fund our planned development activities of Talvesta through 2007. We estimate that we will need to expend an aggregate of approximately $65 million in order to complete development of Talvesta, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development, we expect that it will take an additional four to five years before we complete development and obtain FDA approval of Talvesta, if ever.

Alocrest. Since acquiring the exclusive world-wide rights to develop and commercialize Alocrest in May 2006 we have incurred $0.8 million in project costs related to our development of Alocrest through December 31, 2006. We initiated a Phase I clinical trial in August 2006. This Phase I trial is designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors, including non-small cell lung and breast cancers. We estimate that we will need to expend at least an aggregate of approximately $47 million, in order for us to obtain FDA approval for Alocrest, if ever, which amount includes milestone payments that would be owed to our licensor upon FDA approval.  We believe we currently have sufficient capital to fund our planned development activities of Alocrest through 2007. We expect that it will take approximately five to six years until we will have completed development and obtained FDA approval of Alocrest, if ever.

Sphingosome Encapsulated Topotecan. Along with our rights to Marqibo, we acquired our rights to develop and commercialize sphingosome encapsulated topotecan in May 2006 in connection with our license transaction with Inex Pharmaceuticals Corporation. Since acquiring the exclusive world-wide rights to develop and commercialize sphingosome encapsulated topotecan in May 2006, we have incurred $1.0 million in project costs related to our development of this drug through December 31, 2006. Following completion of additional preclinical development, we expect to file an IND and initiate clinical trials in 2007. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Zensana (ondansetron HCl) Oral Spray. Since acquiring our rights to Zensana in October 2004, we have incurred $7.0 million of project costs related to our development through December 31, 2006, of which $6.1 million was incurred in the year ended December 31, 2006 and $0.9 million was incurred in fiscal 2005. In June 2006, we submitted our NDA for Zensana for the prevention of CINV, RINV and PONV under Section 505(b)(2) of the FDCA. While our NDA was pending with the FDA, long-term stability studies revealed small amounts of precipitated material in scale-up batches of Zensana. Through further investigation of this issue, we have determined that the precipitation issue in long-term stability was not related to the manufacturing process, but is in fact an issue with the original formulation. As a result, in March 2007, we withdrew our NDA previously submitted to the FDA. Our partner and licensor, NovaDel, has developed an alternate formulation of the product. The alternate formulation is currently under active investigation and scale-up. If this alternative formulation is stable, we will then need to reestablish bioequivalency through new clinical trials. If these studies are successful, we anticipate being in a position to file an NDA sometime in 2008, at the earliest If we are able to use this alternative formulation for Zensana, we estimate that we will need to expend at least an additional $10.0 million before we receive FDA approval for Zensana, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.

Menadione. We licensed our rights to menadione from the Albert Einstein College of Medicine in October 2006 and have incurred approximately $300,000 in project costs related to our development of this drug through December 31, 2006. We expect to complete formulation of menadione by the first half of 2007 and to file an IND by the end of 2008. We will incur approximately $1.3 million in costs to fund our research and development efforts for this drug during 2007. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

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

Talvesta License. Our rights to Talvesta are governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses, to the intellectual property rights and know-how relating to Talvesta and all of its uses. Upon execution of the license agreement, we paid a $100,000 license fee and reimbursed our licensors for approximately $11,000 of patent-related expenses. The license agreement also requires us to make an annual license fee payment of $25,000 and provides for future payments totaling up to $6 million upon the achievement of certain milestones, including a $5 million payment upon approval by the FDA of a New Drug Application for Talvesta. To date, we have made two of these milestone payments totaling $200,000 following commencement of the Phase I clinical trial and upon reaching 50% enrollment of a Phase I clinical trial. Additionally, we are obligated to pay royalties in the amount of 3.5 percent of “net sales” (as defined in the license agreement) of Talvesta. We are also required to pay to the licensors 20 percent of fees or non-royalty consideration (e.g., milestone payments, license fees) received by us in connection with any sublicense of Talvesta granted prior to the start of a Phase II trial, and 15 percent of such fees after initiation of a Phase II clinical trial.

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

Inex License Agreement. In May 2006, we entered into a series of related agreements with Inex Pharmaceuticals Corporation. Pursuant to a license agreement with Inex, we received an exclusive, worldwide license to patents, technology and other intellectual property relating to our Marqibo, Alocrest and sphingosome encapsulated topotecan product candidates. Under the license agreement, we also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the M.D. Anderson Cancer Center. In addition, we entered into a sublicense agreement with Inex and the University of British Columbia, or UBC, which licenses to Inex other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan. Further, Inex assigned to us its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Inex had licensed additional patents and intellectual property relating to the three sphingosomal product candidates.

In consideration for the rights and assets acquired from Inex, we paid to Inex aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of our common stock. We also agreed to pay to Inex royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, we have made one milestone payment of $1.0 million to Inex upon initiation of a Phase I clinical trial in Alocrest.

Menadione License Agreement. In October 2006, we entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University, or the College. Pursuant to the Agreement, we acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. In consideration for the license, we agreed to issue the college $150,000 of our common stock, valued at $7.36 per share (representing the closing sale price on October 11, 2006). We also agreed to make an additional cash payment within 30 days of signing the agreement, and pay annual maintenance fees. Further, we agreed to make milestone payments in the aggregate amount of $2,750,000 upon the achievement of various clinical and regulatory milestones, as described in the agreement. We may also make annual maintenance fees as part of the agreement. We also agreed to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent. We may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with the College.

Lease Agreements. We entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.4 million on December 31, 2006.

Employment Agreements. We entered into a written three year employment agreement with our President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 to provide for an employment term that expires in November 2008. The aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $480,750 at December 31, 2006.

We entered into a written two year employment agreement with our Vice President, Chief Business Officer on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $350,000 at December 31, 2006.

We entered into a written three year employment agreement with our Senior Vice President and Chief Medical Officer on October 21, 2004. This agreement was amended in October 2006 and now provides for an employment term that expires in November 2008. The aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $623,000 at December 31, 2006.

We entered into a written an employment agreement with our Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $321,000 at December 31, 2006.

The following table summarizes our long-term contractual obligations at December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Lease Obligations (1)	$1,429,767	576,792	$852,975	-	-
Total (2)	$1,429,767	576,792	$852,975	-	-

____________
(1)
Operating Lease Obligations are payment obligations under an “operating lease” as classified by FASB Statement of Financial Accounting Standards No. 13. According to SFAS 13, any lease that does not meet the criteria for a “capital lease” is considered an “operating lease.”

(2)	These do not include obligations related to our current license agreements as all future payments are contingent upon additional work to be performed in future periods and payment may not be executed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash, cash equivalents, auction rate securities and our investment in NovaDel Pharma, Inc. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our auction rate securities and our investment in NovaDel. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of December 31, 2006, and we have never held such instruments in the past.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, and BDO Seidman, LLP also independently assessed the effectiveness of our internal control over financial reporting. BDO Seidman, LLP has issued an attestation report concurring with management’s assessment, included below.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Hana have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hana Biosciences, Inc.
South San Francisco, California

We have audited management’s assessment, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting,” that Hana Biosciences, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)”. Hana Biosciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hana Biosciences, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Hana Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheet of Hana Biosciences, Inc. as of December 31, 2006, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006, and our report dated March 27, 2007, expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

San Francisco, California
March 27, 2007

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K. The Company has adopted a Code of Ethics applicable to its CEO, CFO and Controller. The Code of Ethics is available on our website at www.hanabiosciences.com and a copy is available free of charge to anyone requesting it.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

4.3
Form of option to purchase an aggregate of 138,951 shares of common stock originally issued to Yale University and certain employees thereof (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-50782) for the year ended December 31, 2004).

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

10.1	2004 Stock Incentive Plan (as amended) of Hana Biosciences, Inc. (incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.2	Form of stock option agreement for use in connection with 2004 Stock Incentive Plan.

10.3	2003 Stock Option Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.4
Form of Subscription Agreement between Registrant and investors in April 2005 private placement (incorporated by reference to Exhibit 10.12 of the Registrant’s Form SB-2 Registration Statement (File No. 333-125083) filed May 20, 2005).

10.5
License and Development Agreement dated October 26, 2004 by and between the Registrant and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form SB-2/A (SEC File No. 333-118426) filed January 14, 2005).+

10.6
Amendment No. 1 to License and Development Agreement dated August 8, 2005 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K filed by NovaDel Pharma, Inc. on August 12, 2005).

10.7
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

10.11	Amendment No. 2 to Employment Agreement between Registrant and Mark J. Ahn dated December 19, 2005 (incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K filed March 16, 2006).
10.12
Employment Agreement dated January 25, 2004 between Hana Biosciences (formerly Hudson Health Sciences, Inc.) and Fred L. Vitale (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-118426) filed August 20, 2004).

10.13	Amendment No. 1 to Employment Agreement between Registrant and Fred L. Vitale dated December 19, 2005 (incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K filed March 16, 2006).
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

10.18	Separation Agreement between the Registrant and Russell L. Skibsted dated December 28, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2006).
10.19	Summary terms of non-employee director compensation (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2006).
10.20
Escrow Agreement dated March 16, 2006 among the Company, Inex Pharmaceuticals Corporation and LMLS Services Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.21	2006 Employee Stock Purchase Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.22
License Agreement dated May 6, 2006 between the Registrant and Inex Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).+

10.23
Sublicense Agreement dated May 6, 2006 among the Registrant, Inex Pharmaceuticals Corporation and the University of British Columbia (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).+

10.24
Registration Rights Agreement dated May 6, 2006 between the Registrant and Inex Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.25
Transaction Agreement dated May 6, 2006 between the Company and Inex Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.26
Amended and Restated License Agreement among Elan Pharmaceuticals, Inc., Inex Pharmaceuticals Corporation (for itself and as successor in interest to IE Oncology Company Limited), as assigned to the Registrant by Inex Pharmaceuticals Corporation on May 6, 2006 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.27	Amendment No. 2 to License and Development Agreement dated May 15, 2006 between Hana Biosciences, Inc. and NovaDel Pharma, Inc.
10.28
Placement Agent Agreement by and among the Registrant, Lehman Brothers Inc., Jefferies & Company, and Oppenheimer & Co. Inc., dated as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 17, 2006).

10.29	Form of common stock purchase agreement dated May 17, 2006 between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed May 17, 2006).
10.30
Amendment No. 3 dated June 30, 2006 to Employment Agreement between the Registrant and Mark J. Ahn (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.31	Restricted Stock Agreement dated June 30, 2006 between the Registrant and Mark J. Ahn (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).
10.32	Restricted Stock Agreement dated June 30, 2006 between the Registrant and Fred L. Vitale (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).
10.33	Restricted Stock Agreement dated May 9, 2006 between the Registrant and Gregory I. Berk (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).
10.34
Sublease Agreement dated May 31, 2006 between the Registrant and MJ Research Company, Inc., including amendment thereto dated May 31, 2006 (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.35
Amendment to Stock Option Agreements between the Registrant and Mark J. Ahn dated June 30, 2006 (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.36
Amendment to Stock Option Agreement between the Registrant and Fred L. Vitale dated June 30, 2006 (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.37
Amendment No. 1 to the Employment Agreement between the Registrant and Gregory I. Berk dated October 5, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 12, 2006).

10.38	Research and License Agreement dated October 9, 2006 between the Registrant and Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University.*
10.39	Employment Agreement dated December 18, 2006 between Hana Biosciences, Inc. and John P. Iparraguirre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 19, 2006).
10.40	Amendment No. 3 to License and Development Agreement dated December 22, 2006 between Hana Biosciences, Inc. and NovaDel Pharma, Inc.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of J.H. Cohn LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Confidential treatment has been requested as to certain omitted portions of this exhibits pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: March 27, 2007	By:	/s/ Mark J. Ahn
Mark J. Ahn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Ahn	President, Chief Executive Officer and Director (principal	March 28, 2007
Mark J. Ahn	executive officer)

/s/ John P. Iparraguirre	Vice President, Chief Financial Officer and Secretary	March 28, 2007
John P. Iparraguirre	Controller (principal financial officer)

/s/ Tyler M. Nielsen	Controller (principal accounting officer)	March 28, 2007
Tyler M. Nielsen

/s/ Arie S. Belldegrun	Director	March 27, 2007
Arie S. Belldegrun

/s/ Issac Kier	Director	March 26, 2007
Isaac Kier

/s/ Leon E. Rosenberg	Director	March 28, 2007
Leon E. Rosenberg

/s/ Michael Weiser	Director	March 27, 2007
Michael Weiser

/s/ Linda (Lyn) E. Wiesinger	Director	March 26, 2007
Linda (Lyn) E. Wiesinger

Index to Financial Statements of
Hana Biosciences, Inc.

Audited Financial Statements:

Report of BDO Seidman , LLP, Independent Registered Public Accounting Firm	F-2
Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm	F-3
Balance Sheets as of December 31, 2006 and 2005	F-4
Statements of Operations and other comprehensive loss for the Years Ended December 31, 2006, 2005, 2004 and for the Period from December 6, 2002 (date of inception) to December 31, 2006	F-5
Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2006, 2005, 2004 and for the Period from December 6, 2002 (date of inception) to December 31, 2006	F-6
Statements of Cash Flows for the Years Ended December 31, 2006, 2005, 2004 and for the Period from December 6, 2002 (date of inception) to December 31, 2006	F-9
Notes to Financial Statements	F-11

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hana Biosciences, Inc.
South San Francisco, California

We have audited the accompanying balance sheet of Hana Biosciences, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations and comprehensive loss, changes in stockholders’ equity(deficiency), and cash flows for the year ended December 31, 2006, and for the period from December 6, 2002 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hana Biosciences, Inc. for the years ended December 31, 2005 and 2004 and for the period from December 6, 2002 (inception) through December 31, 2005 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 3, 2006. Our opinion on the statements of operations and comprehensive loss, stockholders’ equity(deficiency), and cash flows, insofar as it relates to the amounts included for the period from December 6, 2002 (inception) through December 31, 2005, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hana Biosciences, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hana Biosciences, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2007, expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

San Francisco, California
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hana Biosciences, Inc.
South San Francisco, California

We have audited the accompanying balance sheet of Hana Biosciences, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations and other comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005 and the period from December 6, 2002 (date of inception) to December 31, 2005 as such amounts relate to the period from December 6, 2002 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hana Biosciences, Inc. (A Development Stage Company) as of December 31, 2005, and its results of operations and other comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005 and the period from December 6, 2002 (date of inception) to December 31, 2005 as such amounts relate to the period from December 6, 2002 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

San Diego, California
March 3, 2006

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$29,127,850	$17,082,521
Available-for-sale securities	6,131,000	472,000
Prepaid expenses and other current assets	496,519	74,729
Total current assets	35,755,369	17,629,250

Property and equipment, net	424,452	76,496
Restricted cash	125,000	--
Other assets	--	20,453
Total assets	$36,304,821	$17,726,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,739,956	$671,491
Accrued other expenses	1,547,459	246,750
Accrued personnel related expenses	1,050,657	618,385
Accrued research and development costs	596,927	--
Total current liabilities	5,934,999	1,536,626

Commitment and contingencies:

Stockholders' equity:
Common stock; $0.001 par value:
100,000,000 shares authorized, 29,210,627 and 22,348,655 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	29,211	22,349
Additional paid-in capital	93,177,445	34,400,345
Accumulated other comprehensive income(loss)	20,000	(164,000)
Deficit accumulated during the development stage	(62,856,834)	(18,069,121)
Total stockholders' equity	30,369,822	16,189,573
Total liabilities and stockholders' equity	$36,304,821	$17,726,199

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,			Cumulative Period from December 6, 2002 (date of inception) to December 31,
	2006	2005	2004	2006
Operating expenses:
General and administrative	$10,806,362	$3,793,210	$2,808,706	$17,639,944
Research and development	35,247,947	6,415,796	4,546,519	46,662,043
Total operating expenses	46,054,309	10,209,006	7,355,225	64,301,987

Loss from operations	(46,054,309)	(10,209,006)	(7,355,225)	(64,301,987)

Other income (expense):
Interest income, net	1,372,795	185,620	26,040	1,571,576
Other expense, net	(106,199)	(19,577)	(647)	(126,423)
Total other income	1,266,596	166,043	25,393	1,445,153

Net loss	$(44,787,713)	$(10,042,963)	$(7,329,832)	$(62,856,834)
Net loss per share, basic and diluted	$(1.69)	$(0.57)	$(0.80)
Weighted average shares used in computing net loss per share, basic and diluted	26,525,639	17,662,365	9,119,344

Comprehensive loss:
Net loss	$(44,787,713)	$(10,042,963)	$(7,329,832)
Unrealized gain (loss) on available for sale securities	184,000	(164,000)	--
Comprehensive loss	(44,603,713)	(10,206,963)	(7,329,832)

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Period from December 6, 2002 (date of inception) to December 31, 2006

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Common stock to be issued	Subscription receivable	Unearned consulting fee	Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders' equity (deficiency)

Issuance of common stock at $0.001 per share for subscription receivable		$--	5,640,266	$5,640	$34,360	$--	$(40,000)	$--	--	$--	$--

Net loss	--	--	--	--	--	--	--	--	--	(144,470)	(144,470)

Balance at December 31, 2002	--	--	5,640,266	5,640	34,360	--	(40,000)	--	--	(144,470)	(144,470)

Payment for subscription receivable	--	--	--	--	--	--	4,000	--	--	--	4,000

Satisfaction of subscription receivable through rendering of services	--	--	--	--	--	--	36,000	--	--	--	36,000

Stock options issued to nonemployees for services	--	--	--	--	14,750	--	--	--	--	--	14,750

Common stock issued in 2004 for services rendered	--	--	--	--	5,953	--	--	--	--	--	5,953

Net loss	--	--	--	--	--	--	--	--	--	(551,856)	(551,856)

Balance at December 31, 2003	--	--	5,640,266	5,640	55,063	--	--	--	--	(696,326)	(635,623)

Common stock issued for services to be rendered			126,131	126	212,319	--	--	(212,445)	--	--	--

Common stock issued to nonemployees for services rendered in 2003	--	--	3,887	4	591	--	--	--	--	--	595

Proceeds from private placement, at $2.375 per share net of $341,979 in fees	--	--	2,802,989	2,803	4,376,352	--	--	--	--	--	4,379,155

Stock options issued to nonemployees for services	--	--	--	--	310,252	--	--	--	--	--	310,252

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	375,552	--	--	--	--	--	375,552

Proceeds from private placement, $3.34 per share	2,395,210	2,395	--	--	7,997,605	--	--	--	--	--	8,000,000

Issuance of shares for debt repayment	--	--	63,326	64	149,936	--	--	--	--	--	150,000

Issuance of shares for license agreement	--	--	73,121	73	499,927	--	--	--	--	--	500,000

55,500 shares issued in 2005 for services rendered	--	--	--	--	--	249,750	--	--	--	--	249,750

Shares issued by accounting acquirer in reverse acquisition	--	--	2,082,982	2,083	(2,083)	--	--	--	--	--	--

Satisfaction of unearned consulting fees through rendering of services	--	--	--	--	--	--	--	212,445	--	--	212,445

Net loss	--	--	--	--	--	--	--	--	--	(7,329,832)	(7,329,832)

Balance at December 31, 2004	2,395,210	2,395	10,792,702	10,793	13,975,514	249,750	--	--	--	(8,026,158)	6,212,294

Automatic conversion of Series A Preferred Stock	(2,395,210)	(2,395)	3,377,409	3,377	(982)	--	--	--	--	--	--

Issuance of shares for services rendered in 2004	--	--	55,500	55	249,695	(249,750)	--	--	--	--	--

Stock options issued to nonemployees for services	--	--	--	--	44,777	--	--	--	--	--	44,777

Compensation expense recorded upon issuance of stock options to employees	--	--	--	--	988,267	--	--	--	--	--	988,267

Proceeds from private placement, $1.28 per share, net of $334,519 in fees	--	--	3,916,082	3,916	4,674,150	--	--	--	--	--	4,678,066

Issuance of shares to nonemployees for services rendered in 2005	--	--	59,063	59	178,312	--	--	--	--	--	178,371

Proceeds from private placement, $4.00 per share, net of $1,072,254 in fees	--	--	3,686,716	3,687	13,748,059	--	--	--	--	--	13,751,746

Issuance of shares upon exercise of warrants and options	--	--	461,183	462	542,553	--	--	--	--	--	543,015

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Net loss	--	--	--	--	--	--	--	--	--	(10,042,963)	(10,042,963)

Unrealized loss on available for sale securities	--	--	--	--	--	--	--	--	(164,000)	--	(164,000)

Balance at December 31, 2005	--	--	22,348,655	22,349	34,400,345	--	--	--	(164,000)	(18,069,121)	16,189,573

Issuance of shares upon exercise of warrants, options and restricted stock	--	--	937,806	938	1,573,364	--	--	--	--	--	1,574,302

Stock-based compensation of employees	--	--	--	--	8,713,811	--	--	--	--	--	8,713,811

Proceeds from registered direct placement, net of $2,881,857 in fees	--	--	4,701,100	4,701	37,113,604	--	--	--	--	--	37,118,305

Share-based compensation to nonemployees for services	--	--	--	--	268,443	--	--	--	--	--	268,443

Issuance of shares to nonemployee	--	--	17,050	17	185,824	--	--	--	--	--	185,841

Issuance of shares in partial consideration of milestone payment	--		67,068	67	493,553	--	--	--	--	--	493,620

Inex and AECOM license agreement - 1,118,568 and 20,380 shares issued respectively	--		1,138,948	1,139	10,428,501	--	--	--	--	--	10,429,640

Net loss	--	--	--	--	--	--	--	--	--	(44,787,713)	(44,787,713)

Unrealized gain on marketable securities	--	--	--	--	--	--	--	--	184,000	--	184.000

Balance at December 31, 2006			29,210,627	$29,211	$93,177,445	$--	$--	$--	$20,000	$(62,856,834)	$30,369,822

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,			Cumulative Period from December 6, 2002 (date of inception) to December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(44,787,713)	$(10,042,963)	$(7,329,832)	$(62,856,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,734	45,960	21,093	179,720
Share-based compensation to employees for services	8,713,811	988,267	375,552	10,077,630
Share-based compensation to nonemployees for services	268,443	223,148	310,847	823,141
Issuance of stock to nonemployees-transaction fee	185,841			185,841
Services rendered for satisfaction of unearned consulting fee	--	--	212,445	212,445
Services rendered in lieu of payment of subscription receivable	--	--	--	36,000
Shares to be issued to employees for services rendered	--	--	249,750	249,750
Loss on sale of capital assets	41,759			41,759
Issuance of shares in partial consideration for license agreement	10,429,640	--	500,000	10,929,640
Issuance of shares in partial consideration of milestone payment	493,620	--	--	493,620
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	(401,337)	(47,994)	(17,071)	(496,519)
Increase in accounts payable	2,068,465	21,847	541,331	2,739,956
Increase in accrued and other current liabilities	2,329,908	349,920	502,336	3,195,043
Net cash used in operating activities	(20,549,829)	(8,461,815)	(4,633,549)	(34,188,808)

Cash flows from investing activities:
Purchase of property and equipment	(500,209)	(12,852)	(86,301)	(648,691)
Proceeds from sale of capital assets	2,760	--	--	2,760
Purchase of marketable securities	(6,075,000)	--	--	(6,075,000)
Sale of marketable securities	600,000	--	--	6600,000
Restricted cash	(125,000)	--	--	(125,000)
Purchase of equity securities	--	--	(636,000)	(636,000)
Net cash used in investing activities	(6,097,449)	(12,852)	(722,301)	(6,881,931)

Cash flows from financing activities:
Proceeds from issuances of notes payable to stockholders	--	--	125,000	801,619
Collection of subscription receivable	--	--	--	4,000
Repayment of notes payable to stockholders	--	--	(651,619)	(651,619)
Proceeds from exercise of warrants and options	1,574,302	543,015	--	2,117,317
Proceeds from private placements of preferred and common stock, net	37,118,305	18,429,812	12,379,155	67,927,272
Net cash provided by financing activities	38,692,607	18,972,827	11,852,536	70,198,589

Net increase in cash and cash equivalents	12,045,329	10,498,160	6,496,686	29,127,850
Cash and cash equivalents, beginning of period	17,082,521	6,584,361	87,675	--
Cash and cash equivalents, end of period	$29,127,850	$17,082,521	$6,584,361	$29,127,850
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,577	$1,704	$37,749	$41,030
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$--	$--	$150,000	$150,000
Common stock issued on conversion of preferred stock	$--	$2,395	$--	$2,395
Common stock issued for services to be rendered	$--	$--	$450,948	$450,948
Common stock issued to employees for services rendered in 2004	$--	$249,750	$--	$249,750
Unrealized gain(loss) on available-for-sale securities	$184,000	$(164,000)	$--	220,000

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS:
Hana Biosciences, Inc. (“Hana” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to enhance cancer care. The Company is committed to creating value by accelerating the development of our six lead product candidates and expanding its product candidate pipeline by being the alliance partner of choice to universities, research centers and other institutions.

BASIS OF PRESENTATION:
The Company is a development stage enterprise since it has not generated revenue from the sale of its products and its efforts through December 31, 2006 have been principally devoted to identification, licensing and the clinical development of its products, as well as raising capital. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The Company reported a net loss of $44.8 million for the year ended December 31, 2006. The net loss from date of inception, December 6, 2002, to December 31, 2006, amounted to $62.9 million. The Company's operating activities have used $34.2 million in cash since its inception.

The Company has financed operations since inception primarily through equity and debt financing. For the year ended December 31, 2006, the Company had a net increase in cash and cash equivalents of $12.0 million. This increase primarily resulted from net cash provided by financing activities of $38.7 million, the majority of which was derived from the Company's sale of common stock in May 2006, which netted the Company proceeds of $37.1 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $20.5 million and net cash used in investing activities of $6.1 for the year ended December 31, 2006. Total cash and available-for-sale security resources as of December 31, 2006 were $35.3 million compared to $17.6 million at December 31, 2005.

The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell products that have reached FDA approval. Through December 31, 2006, a significant portion of the Company's financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations from cash on hand and through the potential sale of similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. On May 6, 2006, the Company entered into a License Agreement with Inex Pharmaceuticals Corporation pursuant to which the Company licensed the worldwide rights to develop and commercialize three additional product candidates from Inex. On October 11, 2006 the Company entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University (the “Albert Einstein College”) pursuant to which the Company licensed the worldwide rights to develop and commercialize one additional product from the Albert Einstein College. Given the current and desired pace of clinical development of the Company’s product candidates, the Company estimates that it will have sufficient cash on hand to fund clinical development through 2007. However, the Company may choose to raise additional capital before in order to fund its future development activities, likely by selling shares of its common stock or other securities. If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond 2007, which will delay the development of the Company's product candidates. There can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

NOTE 2. MERGER WITH PUBLIC COMPANY AND REINCORPORATION

In July 2004, the Company merged with Email Real Estate.com, Inc., or “EMLR,”, a Colorado corporation. In connection with that transaction, a wholly-owned subsidiary of EMLR merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of EMLR. The Company then changed its name to “Hana Biosciences, Inc.” in connection with the merger. In exchange for their shares of capital stock in Hana Biosciences, the former stockholders of Hana Biosciences received shares of capital stock of EMLR representing approximately 87 percent of the outstanding equity of EMLR on a fully-diluted basis after giving effect to the transaction. In addition, the terms of the merger provided that the board of directors of EMLR would be reconstituted immediately following the effective time of the transaction such that the directors of EMLR were replaced by the directors of Hana Biosciences. Further, upon the effective time of the merger, the business of EMLR, which was insignificant, was abandoned and the business plan of Hana Biosciences was adopted. The transaction was therefore accounted for as a reverse acquisition with Hana Biosciences, Inc. as the acquiring party for accounting purposes and EMLR as the acquired party for accounting purposes. Accordingly, the 2,082,982 shares of EMLR outstanding at the time of the merger were deemed, for accounting purposes, to be an issuance by the Company. The merger with EMLR did not have any significant effects on the Company's assets or liabilities or on the Company's results of operations subsequent to the date of the merger.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

Unaudited pro forma information, assuming this acquisition occurred at the beginning of the year ended December 31, 2004 is as follows:

2004

Numerator: Net loss	$(7,332,832)
Denominator: Shares used in computing net loss per share:	9,119,344
Net loss per share, basic and diluted	$(0.80)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

SEGMENT REPORTING

The Company has determined that it currently operates in only one segment, which is the research and development of oncology therapeutics and supportive care for use in humans. All assets are located in the United States.

FAIR VALUE OF FINACIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, and accounts payable. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.

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

SHARE-BASED COMPENSATION

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees," FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related interpretations, and the disclosure-only provisions of SFAS No. 123.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method prescribed by APB No. 25 for employee stock options and recorded compensation cost for options granted at exercise prices that were less than market value of the company’s common stock at the date of grant.

The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of December 31, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of FAS 123, (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) compensation cost for share-based awards granted by the Company prior to becoming a public entity which are accounted for under the prospective transition method, and will continue to be expensed in accordance with the guidance of APB No.25. In accordance with the modified-prospective-transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

For the year ended December 31, 2006, share based compensation expense was approximately $8.7 million, which consisted entirely of the amortization of the fair value of employee stock options, the employee stock purchase plan and restricted stock granted in prior periods, or granted in the year ended December 31, 2006, over the vesting periods. The Company expects to record additional future share based employee compensation expense of $17.8 million over a weighted average period of 2.14 years for the portion of the share-based compensation that had not been recognized as of December 31, 2006. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs as a result of the full valuation allowance on the Company's net deferred tax assets and our net operating loss carryforwards.

COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants, restricted stock and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at December 31, 2006, 2005 and 2004 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,600,583, 4,901,869 and 2,537,086 respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Tenant improvement costs are depreciated over the shorter of the life of the lease or their economic life which is twenty years, and equipment, computer software and furniture and fixtures are depreciated over three to five years.

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

CLINICAL STUDY ACTIVITIES AND OTHER EXPENSES FROM THIRD-PARTY CONTRACT RESEARCH ORGANIZATIONS

All of the Company’s research and development activities related to clinical study activity are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. Expense incurred for these contracted activities are based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, the Company’s estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly-liquid investments with a maturity of three months or less when acquired to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. All short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss).

CONCENTRATIONS OF CREDIT RISK

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

On September 15, 2006, FASB issued Statement No. 157, Fair Value Measurements.  This Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. There was no impact on the Company’s financial position, results of operations and cash flows upon the adoption of the provisions of SAB 108.

On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier adoption is permitted provided the company also elects to apply the provisions of SFAS 159, Fair Value Measurement. We are currently evaluating the impact that this standard may have on our financial statements.

NOTE 4. STOCKHOLDERS' EQUITY

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
December 31, 2006

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

On May 19, 2006, we completed a registered direct placement of 4,701,100 shares of our common stock. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to executive officers and affiliates of a director of the Company at a price of $9.07 per share, which resulted in total gross proceeds to us of approximately $40.0 million. In connection with the purchase agreement, we paid an aggregate of approximately $2.4 million in commissions to placement agents. We also incurred approximately $535,000 of legal and other expenses paid to placement agents

During the year ended December 31, 2006, the Company issued 937,806 shares of common stock as follows: 431,012 issued upon the exercise of warrants, 443,294 issued upon the exercise of stock options and 63,500 issued upon the vesting of restricted stock grant issuances. The exercises of all warrants and stock options resulted in aggregate net proceeds of $1.6 million.

Other common stock issuances

•
On December 6, 2002, the Company issued 5,640,266 shares of its common stock to various private investors for subscriptions receivable of $40,000 ($0.14 per share). These receivables were relieved in 2003 through a cash payment of $4,000 and various services rendered amounting to $36,000.

•
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

•	On August 18, 2004, the Company issued 63,326 shares of common stock valued at $150,000 ($2.37 per share) for repayment of outstanding notes payable.

•	On November 3, 2004, the Company issued 73,121 shares of common stock valued at $500,000 ($6.84 per share) in satisfaction of the Company's license agreement with NovaDel Pharma, Inc.

•
On January 19, 2005, the Company issued 55,500 shares of common stock valued at $249,750 ($4.50 per share) to certain current and former employees and a director of the Company for services rendered in 2004.

•
On December 2, 2005, the Company issued 59,063 shares of common stock valued at $178,371 (at an average of $3.02 per share) to a vendor in return for services rendered during 2005. The Company is no longer obligated to issue any additional shares in accordance with this agreement.

•
The Company issued 1,118,568 shares to Inex Pharmaceuticals for partial consideration of the upfront license fee related to a transaction completed in May 2006. The Company paid Inex $1.5 million in cash and the remaining fee was paid by issuing shares of the Company’s common stock. See Note 6 for further details on the issuance of these shares.

•
The Company also issued 67,068 shares as partial consideration for a milestone reached under the Inex license agreement in the third quarter of 2006. The Company paid Inex $500,000 in cash and the remainder was paid by issuing shares of the Company’s common stock. See Note 6 for further details on the issuance of these shares.

•
The Company also paid a financial advisor a fee of $200,000 in cash and the remaining fee was satisfied by issuing 17,050 shares of the Company’s common stock, for services rendered in connection with the Inex transaction. See Note 6 for further details on the issuance of these shares.

Stock Incentive Plans. The Company has two stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock to employees: the 2003 Stock Option Plan (the “2003 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). The Board of Directors or the chief executive officer, when designated by the Board, is responsible for administration of the Company’s employee stock option plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under the 2003 Plan and 2004 Plan have a vesting period of three years and expire ten years from the date of grant.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

The 2003 Plan was adopted by the Company's Board of Directors in October 2003. The 2003 Plan authorizes a total of 1,410,068 shares of common stock for issuance. In May 2006, the Company's stockholders also ratified and approved the 2003 Plan.

In September 2004, the Company's Board of Directors approved and adopted the 2004 Plan, which initially authorized 2,500,000 shares of common stock for issuance. On March 31, 2006, the Board approved, subject to stockholder approval, an amendment to the 2004 Plan to increase the total number of shares authorized for issuance thereunder to 4,000,000. At May 2006 Annual Meeting, the Company's stockholders also ratified and approved the 2004 Plan, as amended. The Company may make future stock option issuances from this plan.

At the May 9, 2006 Annual Meeting, the Company's Stockholders also ratified and approved the Company's 2006 Employee Stock Purchase Plan (the “2006 Plan”). The Company’s Board of Directors had previously approved the plan on March 31, 2006. The 2006 Plan provides the Company's eligible employees with the opportunity to purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock. As of December 31, 2006, there have been no shares issued under the 2006 Plan, although 11,422 shares of common stock were issued under the 2006 Plan in January 2007.

At December 31, 2006, there were a total of 114,826 options available for grant under our 2003 and 2004 Stock Option Plans. Additionally, at December 31, 2006, there were 750,000 shares available for issuance related to the 2006 ESPP Plan.

Restricted stock awards. The Company's Board of Directors has issued 524,264 restricted stock awards as of December 31, 2006 at no cost to the Company's executive officers and directors pursuant to the 2004 Plan. Of these awards 460,764 remain unvested at December 31, 2006. Expense for these awards is recognized over the vesting period for the entire award.

10,000 restricted stock awards were granted to a Board member and vested immediately upon the approval of the award by shareholders during the Annual Meeting held on May 9, 2006.

484,887 restricted stock awards were granted to the Company's Chief Executive Officer in 2006. Of the restricted stock awards granted 85,000 shares vest in equal increments of 42,500 shares. The first vesting of 42,500 shares occurred on November, 1 2006 and the remaining shares will vest on November, 1 2007. In addition, 325,000 shares vest in equal increments of 162,500 shares each on May 19, 2007 and May 19, 2008 and 57,613 shares vest on January 1, 2007, 4,313 vest on February 15, 2007, 3,765 vest on February 26, 2007 and 9,196 vest on July 20, 2007.

In 2006 the Board of Directors granted 22,000 restricted stock awards to the Company's Senior Vice President, Chief Medical Officer, of which 11,000 shares vested on October 13, 2006 and the remaining 11,000 shares will vest on October 13, 2007.

In 2006 the Board of Directors granted 7,377 restricted stock awards to the Company's Vice President, Chief Business Officer, of which 100% vest on January 1, 2007.

A summary of the status of the Company's restricted stock awards as of December 31, 2005 and changes during the year ended December 31, 2006 is as follows:

Nonvested Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	-	$-
Granted	524,264	10.68
Vested	(63,500)	10.90
Cancelled/Forfeited	-	-

Nonvested at December 31, 2006	460,764	$10.65

As of December 31, 2006, we estimate that there is $3.2 million in total, unrecognized compensation costs related to employee nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.18 years.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Adoption of SFAS 123(R) Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award using the Black-Scholes-Merton option pricing model, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). The Company adopted SFAS No.123R using the modified prospective method for share-based awards granted after the Company became a public entity and the prospective method for share-based awards granted prior to the Company becoming a public entity and, accordingly, financial statement amounts for periods prior to the year ended December 31, 2006 presented in the accompanying financial statements have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

In applying the modified prospective transition method of SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to our Company, including industry, stage of life cycle, size and financial leverage. As the Company has so far only awarded “plain vanilla options” as described by the SEC's Staff Accounting Bulletin No. 107, the Company used the “simplified method” for determining the expected life of the options granted in 2006. This method is allowed until December 31, 2007, after which the Company will be required to adopt another method to determine expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, the Company currently estimates that 10% annually of our stock options awarded will be forfeited. For options granted while the Company was a nonpublic entity, the Company applied the prospective method in which the awards that were valued under the minimum value method for pro forma disclosure purposes will continue to be expensed using the intrinsic value method of APB 25.

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

Share-based Compensation. The Company currently awards stock option grants under its 2003 and 2004 Plan. Under the 2003 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 1,410,068 shares of its common stock. Under the 2004 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 4,000,000 shares. Historically, stock options issued under these plans primarily vest ratably on an annual basis over the vesting period, which has generally been three years.

The following tables summarizes information about the Company’s stock options outstanding at December 31, 2006 and changes in outstanding options in the year then ended, all of which are at fixed prices:

	NUMBER OF SHARES SUBJECT TO OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE

Outstanding January 1, 2004	556,977	0.24

Options granted	1,878,637	1.12
Options exercised	--	--
Options cancelled	(176,259)	0.39
Outstanding December 31, 2004	2,259,355	0.97

Options granted	699,000	1.60
Options exercised	(119,517)	1.52
Options cancelled	(385,951)	1.73
Outstanding December 31, 2005	2,452,887	1.01

Options granted	3,263,179	6.27
Options exercised	(443,294)	1.10
Options cancelled	(148,854)	3.74
Outstanding December 31, 2006	5,123,918	4.27	8.7	$17,978,503
Exercisable at December 31, 2006	1,833,259	$1.83	7.7	$8,099,631

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 1.69	1,711,002	$0.73	7.5 yrs	1,197,875	$0.48
$ 2.17 - $ 4.75	1,330,915	4.27	8.6 yrs	627,551	4.19
$ 5.10 - $ 7.42	1,832,500	6.83	9.8 yrs	7,833	5.88
$8.08 - $11.81	249,500	9.76	8.8 yrs	--	--
$0.07 - $11.81	5,123,917	$4.27	8.7 yrs	1,833,259	$1.83

The weighted-average grant date fair value of options granted during the years 2006, 2005 and 2004 was $6.31, $1.39 and $5.98, respectively. The total aggregate intrinsic value of stock options on the date of exercise during the year ended December 31, 2006 was $3.3 million. During the years ended December 31, 2006, 2005 and 2004, the Company recorded share-based compensation cost of $8.7 million, $988,267 and $375,552, respectively. As of December 31, 2006, the Company estimates that there is $17.8 million in total, unrecognized compensation costs related to non-vested employee stock option agreements, which is expected to be recognized over a weighted average period of 2.14 years. We expect our share-based compensation to increase in 2007 and beyond as we continue to grant share-based compensation awards to new employees and performance incentives to current employees.

For purposes of comparison, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented adding back to the net loss all compensation expense recognized using the intrinsic value method, as described in APB No. 25 except for options granted while the Company was a nonpublic entity. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(10, 042,963)	$(7,329,832)
Add: Total stock-based employee compensation cost determined under intrinsic value method for stock options granted under APB No.25	505,023	100,047
Deduct: Total stock-based employee compensation expense determined under the fair value method under SFAS No.123	(940,589)	(148,125)
Pro forma net loss	$(10,478,529)	(7,377,910)
Basic - pro forma	$(0.59)	(0.81)
Basic - as reported	$(0.57)	(0.80)

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of employee stock options granted during the year ended:

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

	2006	2005	2004
Employee stock options
Risk-free interest rate	4.5%-5.01%	3.5% -4.50%	3.0%
Expected life (in years)	5.01 - 6.0	8.0	8.0-10.0
Volatility	70%	87.1% - 106.5%	89%-94.9%
Dividend Yield	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	4.82% - 5.24%	--	--
Expected life (in years)	0.5 - 2	--	--
Volatility	0.54 - 1.15	--	--
Dividend Yield	0%	--	--
_________________________

The Company's computation of expected volatility of employee stock options for the year ended December 31, 2006 is based on historical volatilities of peer companies. Peer companies' historical volatilities are used in the determination of expected volatility due to the short trading history of the Company's common stock, which is approximately two years as of December 31, 2006. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. For Employee Stock Purchase Plan (the 2006 ESPP Plan), the Company used actual volatilities as the Company had sufficient historical data for the expected term used in the Black-Scholes-Merton calculation. To determine the expected term of the Company's employee stock options granted in fiscal 2006 we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in expected terms of 5.01 to 6 years for options granted during the year ended December 31 2006. The interest rate for periods within the contractual life of the award is approximated based on the U.S. Treasury yield curve in effect at the time of grant.

We have elected to track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable.

We do not expect any impact to the effective tax rate for US non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R).

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of common stock of the Company. The price of each share will not be less than the lower of 85% of the fair market value of the Company’s common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the purchase period. A total of 750,000 shares of common stock were initially reserved for issuance under the 2006 ESPP Plan.

Through December 31, 2006, the Company had issued no shares under the 2006 ESPP Plan as the first purchase occurred on the first day of business in 2007. For the year ended December 31, 2006, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was $86,000.

Non-Employee Stock Options. The Company has also granted stock options to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes-Merton-Merton option pricing model to determine the fair value of such awards.  For the years ended December 31, 2006, 2005 and 2004, the Company recognized $0.3 million, $44,777 and $0.3 million of stock-based compensation expense, respectively, related to stock options held by non-employee consultants.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Warrants. As of December 31, 2006, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expire in February of 2009, warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April of 2010 and warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October of 2010. The following table summarizes the warrants outstanding as of December 31, 2006 and the changes in outstanding warrants in the year then ended:

	NUMBER OF SHARES SUBJECT TO WARRANTS OUTSTANDING	WEIGHTED-AVERAGE EXERCISE PRICE
Warrants outstanding January 1, 2006	2,448,982	$3.31
Warrants exercised	(431,012)	2.83
Warrants cancelled	(2,069)	1.85
Warrants outstanding December 31, 2006	2,015,901	$3.41

NOTE 5. SHORT-TERM INVESTMENTS

On December 31, 2006, the Company had $6,131,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc (“NovaDel”) purchased in conjunction with the Zensana license agreement, and other short-term investments.

In October 2004, the Company acquired 400,000 shares of common stock from NovaDel for $2.50 a share. The Company paid a premium of $0.91 per share over the market value of the NovaDel shares, which was $1.59 on the purchase date. Of the $1.0 million paid for the 400,000 shares, the premium of $0.91 per share, or $364,000, was expensed upon acquisition. The remaining fair market value of $636,000 was recorded as an available-for-sale security. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. Since October 2005, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive income. As of December 31, 2005, the market value of the securities was $472,000. The market value of these shares on December 31, 2006, was $656,000 and for the years ended December 31, 2006 and December 31, 2005, the Company had an unrealized gain of $184,000 and an unrealized loss of $164,000, respectively, since the original purchase in October 2004, the Company has had an unrealized gain of $20,000. The following table summarizes the NovaDel shares classified as available-for-sale securities as of the years ended:

		December 31, 2006
	Original Cost	Gross Unrealized Loss	Gross Unrealized Gain	Market Value
Shares of NovaDel Pharma Inc.	$636,000	$--	$20,000	$656,000

		December 31, 2005
	Original Cost	Gross Unrealized Loss	Gross Unrealized Gain	Market Value
Shares of NovaDel Pharma Inc.	$636,000	$(164,000)	$--	$472,000

At December 31, 2006, the Company had $5,475,000 of marketable securities invested in auction rate securities and other short-term investments. These are highly liquid, investment-grade securities. Auction rate securities generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability for holders to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such and because of management's intent regarding these securities, the Company classifies these investments as short-term investments. There were no unrealized gains or losses associated with these investments as of December 31, 2006.

NOTE 6. LICENSE AGREEMENTS

In December 2002, the Company entered into an exclusive worldwide royalty-bearing license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. for its product candidate Talvesta. In consideration for the license, the Company paid to the licensors an initial license fee of $100,000 and agreed to make additional payments totaling $6 million upon the achievement of certain milestones. Additionally, we are obligated to pay royalties of 3.5% based on net sales (as defined in the license agreement) of Talvesta.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

In February 2004, the Company entered into an exclusive worldwide, royalty-bearing license agreement with Yale University and The Research Foundation of State University of New York for its product IPdR. In consideration for the grant of the license, the Company paid Yale and SUNY an initial aggregate license fee of $100,000 and issued 10 year options to purchase 100,000 shares of Hana's common stock. In February 2007, the Commpany terminated the license agreement with Yale University. The Company does not expect to incur additional costs associated with this license agreement.

On October 26, 2004, the Company entered into a License Agreement with NovaDel. Pursuant to the terms of the License Agreement, NovaDel granted to the Company a royalty-bearing exclusive right and license to develop and commercialize within the United States and Canada NovaDel's lingual spray version of ondansetron, the most widely prescribed anti-emetic for preventing chemotherapy-induced nausea and vomiting. The technology licensed to the Company under the license agreement currently covers one United States issued patent. In connection with the development of the licensed product, NovaDel has agreed to perform or cause to be performed certain development activities on behalf and at the expense of the Company.

The license agreement provides that (i) the Company will make royalty payments to NovaDel based on a percentage of “Net Sales” (as defined in the agreement); (ii) the Company is obligated to make various milestone payments in an aggregate amount of up to $10 million.

As part of the agreement the Company issued to NovaDel 73,121 shares of its common stock having a value of $500,000 at the date of issuance and the Company also purchased 400,000 shares of NovaDel's common stock for $1.0 million or $2.50 per share. The fair value of the NovaDel shares equaled $1.59 per share on the date of the license agreement and as a result, the Company has expensed the $364,000 premium as a licensing fee in the accompanying 2004 statement of operations and recorded the balance of $636,000 as an investment (see Note 5). Neither party may sell each other's shares for a 2-year period following the effective date of the license agreement.

The NovaDel license agreement expires on the later of (i) the expiration date of the last to expire patent covered by the license (currently March 18, 2022) or (ii) 20 years from the effective date of the license agreement. The license agreement also provides that NovaDel may terminate the agreement upon notice prior to the expiration of its term in the event the Company becomes insolvent or defaults in its payment obligations, and either party may terminate the agreement after giving notice and an opportunity to cure in the event the other party commits a material breach.

On May 6, 2006, the Company entered into a series of related agreements with Inex Pharmaceuticals Corporation, a Vancouver, British Columbia-based biotechnology company. Pursuant to a license agreement with Inex, the Company received an exclusive, worldwide license to patents, technology and other intellectual property relating to three product candidates held by Inex: Marqibo (vincristine sulfate sphingosomal injection), Alocrest (sphingosome encapsulated vinorelbine) and sphingosome encapsulated topotecan. Under the license agreement, the Company also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the University of Texas M.D. Anderson Cancer Center, or M.D. Anderson. In addition, the Company entered into a sublicense agreement with Inex and the University of British Columbia, or UBC, which licenses to Inex other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan. Further, Inex assigned to the Company its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Inex had licensed additional patents and intellectual property relating to the three sphingosomal product candidates. The Company also acquired certain laboratory equipment having a fair value of approximately $153,000 pursuant to an asset purchase agreement which were capitalized and are included in the Company’s property and equipment on the condensed balance sheet. Consistent with the Company’s policy, all acquired technology will be expensed in the period of the transaction unless the Company concludes that there is a possible alternative future use for the acquired technology in the Company’s R&D projects or otherwise.

In consideration for the rights and assets acquired from Inex, the Company paid to Inex aggregate consideration of $11.8 million, consisting of $1.5 million in cash and 1,118,568 shares of its common stock. The number of shares of common stock issued was determined by dividing $10 million by $8.94, which was the weighted average price of the Company's common stock during the 20 trading days prior to the parties' March 16, 2006 letter of intent relating to the transaction.  Upon signing the March 16, 2006 letter of intent, the Company and Inex entered into an escrow agreement in which the Company deposited with the Escrow Agent $500,000 in cash and 111,857 shares of its common stock and Inex deposited with the Escrow Agent $200,000 in cash. The date of this escrow agreement was determined to be the commitment date for the Inex agreement as the Company considered the escrow agreement to be a performance commitment under EITF 96-18. Accordingly, the 1,118,568 shares given as partial payment for the license agreement were valued at the closing price of Hana common stock on March 16, 2006 of $9.19, resulting in the Company recognizing a total of $11.8 million consideration paid to Inex, of which $153,000 was capitalized as property and equipment and the balance was expensed as research and development costs. The Company also agreed to pay to Inex a royalty on net sales of the licensed products as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. At the Company's election, the future milestone payments may be paid in shares of our common stock.  In addition, the Company assumed all of Inex's royalty, milestone and other payment obligations owing to its licensors relating to the intellectual property underlying the three product candidates. The milestones and other payments may include annual license maintenance fees of up to $155,000, as well as $2.5 million in milestone payments.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

In consideration for the services of a financial advisor in connection with this transaction, the Company paid the financial advisor aggregate consideration of approximately $0.3 million, of which $100,000 was paid in cash and the remainder was paid by issuing 17,050 shares of common stock. The number of shares of common stock issued was determined by a value of $11.73 per share, which was the weighted average price of the Company's common stock during the 10 trading days prior to the closing date of the Inex license agreement on May 6, 2006. The shares were valued at the closing price on May 8, 2006 of $10.90 as this is the date that Canaccord’s performance obligation was satisfied, and the Company recorded $186,000 in expense for the issuance of the 17,050 shares of common stock to the financial advisor.

On August 23, 2006, the Company reached a milestone by dosing the first patient in a phase I trial for Alocrest (vinorelbine tartrate liposomers injection), one of the product candidates acquired under the Inex license agreement. Upon reaching the milestone, the Company paid to Inex (or its assignees) aggregate consideration of $1.0 million, consisting of $500,000 in cash and 67,068 shares of common stock. The number of shares of common stock issued was determined by dividing $500,000 by $7.46, which was the weighted average price of the Company's common stock during the 20 trading days prior to the milestone date of August 23, 2006. The shares were valued at $7.36, which was the closing price on August 23, 2006, as this was the date to milestone performance obligation was satisfied, and the Company subsequently recorded $494,000 in expense for the issuance of the 67,068 shares of common stock to Inex. The total consideration paid to Inex of approximately $994,000 was expensed as research and development costs.

On October 11, 2006, the Company entered into a Research and License Agreement with the Albert Einstein College. Pursuant to the Agreement, the Company acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione, a preclinical pharmaceutical product candidate being developed for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor inhibitors in the treatment of certain cancers. In consideration for the license, the Company agreed to issue to the Albert Einstein College a number of shares of its common stock shares having an aggregate value of $150,000, valued at a per share price of $7.36, the closing price of the Company’s common stock on October 11, 2006. In addition, the Company also agreed to make a cash payment within 30 days of the date of the Agreement, and to pay annual license maintenance fees. The total consideration of $250,000 was expensed as research and development costs. Further, the Company agreed to make milestone payments in the aggregate amount of $2,750,000, payable in cash or stock, upon the achievement of various clinical and regulatory milestones, as described in the Agreement. The Company also agreed to make royalty payments to the Albert Einstein College on net sales of any products covered by a claim in any licensed patent. The Company may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with the Albert Einstein College.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

Property and equipment:	2006	2005
Furniture & fixtures	$26,522	$65,616
Computer hardware	175,196	82,866
Computer software	67,335	--
Manufacturing equipment	163,836	--
Tenant improvements	120,048	--
	552,937	148,482
Less accumulated depreciation	(128,485)	(71,986)
Property and equipment, net	$424,452	$76,496

For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $107,734, $45,960 and $21,093, respectively.

NOTE 8. INCOME TAXES

INCOME TAXES

There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2006, 2005 and 2004 because of the Company’s operating losses.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

The components of deferred tax assets (there were no deferred tax liabilities) as of December 31, 2006 and 2005 are as follows:

Deferred tax assets (liabilities) consist of the following (in thousands):
Deferred tax assets:	2006	2005
Net operating loss carryforwards	$9,967	$5,840
Research and development credit	2,541	667
Basis difference in fixed assets	10,326	354
Stock-based compensation	3,953	691
Accruals and reserves	64	69
Total deferred tax asset	26,851	7,621
Less valuation allowance	(26,851)	(7,621)
Net deferred tax liabilities	--	--

A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	For the Years Ended
	December 31, 2004	December 31, 2005	December 31, 2006

Footnote Disclosure:
Tax at federal statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.83	5.83	5.83
Change in valuation allowance	(39,79)	(38.72)	(42.94)
Other	(0.04)	(1.11)	3.11
Provision (benefit) for taxes	0.00%	0.00%	0.00%

At December 31, 2006, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $27.6 million and $27 million, respectively. The net operating loss carryforwards expire in various amounts from 2014 through 2026 for federal and state tax purposes. At December 31, 2006, the Company also had research and development credit carryforwards of approximately $1,461,000 and $1,080,000 for federal and state tax reporting purposes, respectively.

Management establishes a valuation allowance for its deductible temporary differences (i.e. deferred tax assets) when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced.

Management has established a valuation allowance of approximately $26.9 million for the NOL and tax credit carryovers not expected to be utilized in 2007 and for the future tax benefit for the deferred tax assets related to the Company’s other temporary deductible differences.  The net increases in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 were an increase of $19.2 million, $4.2 million and $238,000, respectively. The increase of $19.2 million in 2006 resulted from an increase on the Company’s net operating loss carryover and tax credit carryover balances at December 31, 2006.

Under the provisions of Section 382 of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. The Company has not yet completed its analysis of this issue and the benefit of the net operating loss and tax credit carryovers may be impaired if it is ultimately determined that an ownership change has occur.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications. The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, the Company is unable to estimate the potential exposure related to these indemnification agreements. The Company accrues for such contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company has not recognized any liabilities relating to these agreements as of December 31, 2006.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.4 million on December 31, 2006, including $577,000 in 2007, $599,000 in 2008 and $254,000 in 2009.

Expenses and income associated with operating leases were as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Rent expense	$444,000	$111,000	$111,000

Employment Agreements. The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 to provide for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $480,750 at December 31, 2006.

The Company entered into a written two year employment agreement with its Vice President, Chief Business Officer on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $350,000 at December 31, 2006.

The Company entered into a written three year employment agreement with its Senior Vice President and Chief Medical Officer on October 21, 2004. This agreement was amended in October 2006 and now provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $623,000 at December 31, 2006.

The Company entered into a written an employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $321,000 at December 31, 2006.

NOTE 10. 401(K) SAVINGS PLAN

During 2004, the Company adopted a 401(k) Plan (the “401(k) Plan”) for the benefit of its employees. The Company is required to make matching contributions to the 401(k) Plan equal to 100% of the first 5% of wages deferred by each participating employee. During 2006, 2005 and 2004, the Company incurred total charges of approximately $130,000, $87,000 and $45,000, respectively, for employer matching contributions.

NOTE 11. RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement. The sublease required the Company to issue a security deposit in the amount of $125,000. To satisfy this obligation the Company opened a $125,000 line of credit, with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with our financial institution. This compensating balance for the line of credit will be restricted for the entire period of the sublease or three years.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2006. This information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

	First	Second	Third	Fourth
In thousands except per share data

2006 Quarters
Net loss	[1](3,435)	[1](20,704)	[1](10,898)	[1](9,751)
Net loss per share, basic and diluted	(.15)	(.81)	(.38)	(.34)
2005 Quarters
Net loss	(2,417)	(2,086)	(1,709)	(3,831)
Net loss per share, basic and diluted	(.18)	(.13)	(.09)	(.19)

1 Net income in 2006 includes employee stock-based compensation costs of $8.4 million, due to our adoption of FAS 123R on a modified prospective basis on January 1, 2006. Prior to 2006, the Company had previously only recognized employee stock-based compensation expense using the “intrinsic value” method in accordance with APB 25

HANA BIOSCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.2	Form of stock option agreement for use in connection with 2004 Stock Incentive Plan.
10.27	Amendment No. 2 to License and Development Agreement dated May 15, 2006 between Hana Biosciences, Inc. and NovaDel Pharma, Inc.
10.38	Research and License Agreement dated October 9, 2006 between the Registrant and Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University.*
10.40	Amendment No. 3 to License and Development Agreement dated December 22, 2006 between Hana Biosciences, Inc. and NovaDel Pharma, Inc.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of J.H. Cohn LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
* Confidential treatment has been requested as to certain omitted portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.