Form 10-Q
period 2007-03-31
Hana Biosciences Inc
filed 2007-05-15
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

As of May 14, 2007, there were 29,311,783 shares of the registrant's common stock, $.001 par value, outstanding.

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

•	the development of our drug candidates, including when we expect to initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors;

•	our ability to market any of our products;

•	our history of operating losses; our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property; our ability to attract and retain key personnel;

•	availability of reimbursement for our product candidates;

•	the effect of potential strategic transactions on our business; our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below in Part II, Item 1A “Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below in Part II, Item 1A “Risk Factors” in our Annual report on Form 10-K for the year ended December 31, 2006, and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$21,459,215	$29,127,850
Available-for-sale securities	6,170,000	6,131,000
Prepaid expenses and other current assets	149,293	496,519
Total current assets	27,778,508	35,755,369

Property and equipment, net	413,435	424,452
Restricted cash	125,000	125,000
Total assets	$28,316,943	$36,304,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,505,546	$2,739,956
Accrued other expenses	1,484,351	1,547,459
Accrued personnel related expenses	525,571	1,050,657
Accrued research and development costs	556,795	596,927
Total current liabilities	4,072,263	5,934,999

Commitment and contingencies:

Stockholders' equity:
Common stock; $0.001 par value:
100,000,000 shares authorized, 29,295,117 and 29,210,627 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29,295	29,211
Additional paid-in capital	95,386,795	93,177,445
Accumulated other comprehensive income(loss)	(116,000)	20,000
Deficit accumulated during the development stage	(71,055,410)	(62,856,834)
Total stockholders' equity	24,244,680	30,369,822
Total liabilities and stockholders' equity	$28,316,943	$36,304,821

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from December 6, 2002 (date of inception) to March 31,
	2007	2006	2007
Operating expenses:

Selling, general and administrative	$3,346,985	$983,975	$20,986,929
Research and development	5,237,904	2,578,132	51,899,947

Total operating expenses	8,584,889	3,562,107	72,886,876

Loss from operations	(8,584,889)	(3,562,107)	(72,886,876)

Other income (expense):
Interest income, net	391,565	135,326	1,963,141
Other expense, net	(5,252)	(7,892)	(131,675)

Total other income	386,313	127,434	1,831,466

Net loss	$(8,198,576)	$(3,434,673)	$(71,055,410)

Net loss per share, basic and diluted	$(0.28)	$(0.15)

Shares used in computing net loss per share, basic and diluted	29,286,139	22,456,849
Comprehensive loss:
Net loss	$(8,198,576)	$(3,434,673)
Unrealized gain (loss)	(136,000)	224,000
Comprehensive loss	$(8,334,576)	$(3,210,673)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Period from January 1, 2007 to March 31, 2007

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total stockholders' equity
Balance at January 1, 2007	29,210,627	$29,211	$93,177,445	$20,000	$(62,856,834)	$30,369,822
Issuance of shares upon exercise of warrants, options and restricted stock	73,068	73	(73)	--	--	--
Stock-based compensation of employees amortized over vesting period of stock options	--	--	2,401,591	--	--	2,401,591
Issuance of shares under employee stock purchase plan	11,422	11	61,834	--	--	61,845
Share-based compensation to nonemployees for services	--	--	(137,002)	--	--	(137,002)
Repurchase of employee stock options	--	--	(117,000)	--	--	(117,000)
Net loss	--	--	--	--	(8,198,576)	(8,198,576)
Unrealized gain on available-for-sale securities	--	--	--	(136,000)	--	(136,000)

Balance at March 31, 2007	29,295,117	$29,295	$95,386,795	$(116,000)	$(71,055,410)	$24,244,680

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period from
	Three Months Ended March 31,		December 6, 2002 (date of inception)
			to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(8,198,576)	$(3,434,673)	$(71,055,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,785	12,462	219,505
Stock-based compensation of employees	2,401,591	186,397	12,479,221
Share-based compensation to nonemployees for services	(137,002)	--	686,139
Shares issued to nonemployees - transaction fee	--	--	185,841
Services rendered for satisfaction of unearned consulting fee	--	--	212,445
Services rendered in lieu of payment of subscription receivable	--	--	36,000
Shares to be issued to employees for services rendered	--	--	249,750
Issuance of shares in partial consideration for license agreement	--	--	10,929,640
Issuance of shares in partial consideration of milestone payment	--	--	493,620
Loss on sale of capital assets	--	--	41,759
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	347,226	(8,874)	(149,293)
Increase (decrease) in accounts payable	(1,234,410)	118,532	1,505,546
Increase (decrease) in accrued and other liabilities	(628,326)	(67,732)	2,566,717
Net cash used in operating activities	(7,409,712)	(3,193,888)	(41,598,520)

Cash flows from investing activities:
Purchase of property and equipment	(28,768)	(75,936)	(677,458)
Proceeds from sale of equipment	--	--	2,760
Purchase of equity securities	--	--	(636,000)
Purchase of marketable securities	(1,500,000)	--	(7,575,000)
Sale of marketable securities	1,325,000	--	1,925,000
Restricted cash deposited in escrow	--	(500,000)	(125,000)
Net cash used in investing activities	(203,768)	(575,936)	(7,085,698)

Cash flows from financing activities:
Proceeds from registered direct financing	--	--	67,927,272
Proceeds from issuances of notes payable to stockholders	--	--	801,619
Collection of subscription receivable	--	--	4,000
Repayment of notes payable to stockholders	--	--	(651,619)
Repurchase of employee stock options	(117,000)	--	(117,000)
Proceeds from exercise of warrants and options and employee stock purchase plan	61,845	561,636	2,179,161

Net cash used in financing activities	(55,155)	561,636	70,143,433

Net (decrease) increase in cash and cash equivalents	(7,668,635)	(3,208,188)	21,459,215

Cash and cash equivalents, beginning of period	29,127,850	17,082,521	--
Cash and cash equivalents, end of period	$21,459,215	$13,874,333	$21,459,215

Supplemental disclosures of cash flow data:
Cash paid for interest	$1,376	$--	$42,406
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	$--	$--	$150,000
Unrealized gain on available-for-sale securities	(136,000)	224,000	(116,000)
Common stock issued to employees for services rendered in 2004	$--	$-	$249,750
Common stock issued for services to be rendered	--	--	450,948
Common stock issued on conversion of preferred stock	--	--	2,395

 See accompanying notes to unaudited condensed financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

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

Basis of Presentation

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

The accompanying condensed financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007. The accompanying condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants, restricted stock and convertible preferred stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at March 31, 2007 and 2006 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,621,514 and 4,590,253, respectively.

Cash and Cash Equivalents and Available-for-sale Securities

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

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the recognition, measurement, accounting and disclosure for uncertainty in tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal and state jurisdictions where it has filed income tax returns, as well as all open tax years in these jurisdictions. The Company is subject to US and California taxes for tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns in California are years 2002 through 2006. There are currently no ongoing examinations by the relevant tax authorities.

At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. There was no interest or penalties recognized related to uncertain tax positions. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006 the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the hedge accounting provisions as prescribed by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $8.2 million for the three months ended March 31, 2007. The net loss from date of inception, December 6, 2002 to March 31, 2007 amounted to $71.1 million. The Company's operating activities have used $41.6 million in cash since its inception.

The Company has financed its operations since inception primarily through equity and debt financing. During the three months ended March 31, 2007, the Company had a net decrease of $7.7 million in cash and cash equivalents. This decrease primarily resulted from net cash used in operating activities of $7.4 million for the three months ended March 31, 2007. Total cash and cash equivalents and marketable securities as of March 31, 2007 were $27.6 million compared to $35.3 million at December 31, 2006.

The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell products that have reached FDA approval. Through March 31, 2007, a significant portion of the Company's financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations from cash on hand and through the potential sale of similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of the Company’s product candidates, the Company estimates that it will have sufficient cash on hand to fund clinical development through 2007 and into 2008. However, the Company may choose to raise additional capital before in order to fund its future development activities, likely by selling shares of its common stock or other securities. If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond 2007, which will delay the development of the Company's product candidates. There can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

NOTE 4. STOCKHOLDERS' EQUITY

Stock Incentive Plans. The Company has two stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2003 Stock Option Plan (the “2003 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). The Board of Directors or the chief executive officer, when designated by the Board, is responsible for administration of the Company’s employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under the 2003 Plan and 2004 Plan have a vesting period of three years and expire ten years from the date of grant.

The 2003 Plan was adopted by the Company's Board of Directors in October 2003. The 2003 Plan authorizes a total of 1,410,068 shares of common stock for issuance. In May 2006, the Company's stockholders ratified and approved the 2003 Plan. The Company may make future stock option issuances from this plan.

In September 2004, the Company's Board of Directors approved and adopted the 2004 Plan, which initially authorized 2,500,000 shares of common stock for issuance. On March 31, 2006, the Board approved, subject to stockholder approval, an amendment to the 2004 Plan to increase the total number of shares authorized for issuance thereunder to 4,000,000. At May 2006 Annual Meeting, the Company's stockholders ratified and approved the 2004 Plan, as amended. The Company may make future stock option issuances from this plan.

 At the May 9, 2006 Annual Meeting, the Company's Stockholders also ratified and approved the Company's 2006 Employee Stock Purchase Plan (the “2006 Plan”), which had been approved by the Company’s Board of Directors on March 31, 2006. The 2006 Plan provides the Company's eligible employees with the opportunity to purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock. As of March 31, 2007, there have been 11,422 shares issued under the 2006 Plan.

Restricted Stock Awards The Company's Board of Directors has issued, under the 2004 Plan, 524,264 restricted stock awards as of March 31, 2007, at no cost to the Company's executive officers and directors pursuant to the 2004 Plan.

A summary of the status of the Company's restricted stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 is as follows:

Nonvested Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	460,764	$10.65
Granted	--	--
Vested	(73,068)	9.50
Cancelled/Forfeited	--	--

Nonvested at March 31, 2007	387,696	$10.87

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

The following table summarizes information about stock options outstanding at March 31, 2007 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	NUMBER OF SHARES SUBJECT TO OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE
Outstanding January 1, 2007	5,123,917	$4.27
Options granted	254,000	5.72
Options cancelled	(160,001)	4.85
Options exercised	--	--
Outstanding March 31, 2007	5,217,916	4.32	8.5	$2,013,074
Exercisable at March 31, 2007	1,984,573	$1.83	7.5	$1,752,771

Total stock-based compensation was approximately $2.4 million and $0.2 million related to employee stock options and restricted stock recognized in the operating results for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
	Number of Shares Subject to Options	Weighted Average	Weighted Average Remaining Contractual Life of Options	Number of Options	Weighted Average
Exercise Price	Outstanding	Exercise Price	Outstanding	Exercisable	Exercise Price
$ 0.07 - $ 1.69	1,677,669	$0.71	7.2 yrs	1,304,746	$0.57
$ 2.17 - $ 4.75	1,284,247	4.28	8.4 yrs	640,328	4.14
$ 4.97 - $ 7.42	2,006,500	6.69	9.6 yrs	39,499	6.00
$8.08 - $11.81	249,500	9.76	8.5 yrs	--	--
$0.07 - $11.81	5,217,916	$4.32	8.5 yrs	1,984,573	$1.83

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

Through March 31, 2007, the Company had issued 11,422 shares under the 2006 Plan. For the three months ended March 31, 2007, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $68,000. There was no stock-based compensation realized for the same period in 2006 as the Company had not initiated the 2006 Plan until July 1, 2007.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of options granted during the three months ended March 31, 2007 and March 31, 2006, respectively:

	Three Months Ended March 31,
	2007	2006[1]
Employee stock options
Risk-free interest rate	4.50%	--%
Expected life (in years)	5.5 - 6.0	--
Volatility	0.8	--
Dividend Yield	0%	--%
Employee stock purchase plan
Risk-free interest rate	4.82% -5.24%	-
Expected life (in years)	0.5 - 2	-
Volatility	0.54 - 1.15	-
Dividend Yield	0%	-

The Company's computation of expected volatility of employee stock options is based on historical volatilities of peer companies. Peer companies' historical volatilities are used in the determination of expected volatility due to the short trading history of the Company's common stock, which is approximately two and a half years as of March 31, 2007. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. For the 2006 Plan, the Company used actual volatilities as the Company had sufficient historical data for the expected term used in the Black-Scholes-Merton calculation. To determine the expected term of the Company's employee stock options granted upon adoption of SFAS 123(R) we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in expected terms of 5.5 to 6 years for options granted during the three months ended March 31 2007. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
___________________
1 For the three months ended March 31, 2006 options were granted to employees and nonemployees under the 2004 Plan that were not measured for accounting purposes until these awards were approved by shareholders on May 9, 2006, in accordance with SFAS 123(R). Thus, in the three months ended March 31, 2006, no options were valued under the Black-Scholes-Merton calculation.

Non-Employee Stock Options. The Company has also granted stock options to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes-Merton option pricing model to determine the fair value of such awards.  For the three months ended March 31, 2007, the Company recognized a credit of $0.1 million of stock-based compensation expense related to stock options held by non-employee consultants, due to the decline in the Company’s stock price at March 31, 2007 compared to December 31, 2006. During the same period in 2006, the Company did not recognize any stock-based compensation related to stock options held by non-employee consultants.

Warrants. The following table summarizes the warrants outstanding as of March 31, 2007 and the changes in outstanding warrants in the three months then ended:

	NUMBER OF SHARES SUBJECT TO WARRANTS OUTSTANDING	WEIGHTED-AVERAGE EXERCISE PRICE
Warrants outstanding January 1, 2007	2,015,901	$3.41
Warrants exercised	--	--
Warrants cancelled	--	--
Warrants outstanding March 31, 2007	2,015,901	$3.41

NOTE 5. SHORT-TERM INVESTMENTS

On March 31, 2007, the Company had $6,170,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc (“NovaDel”) purchased in conjunction with the Zensana license agreement, and other short-term investments.

At March 31, 2007, the Company had $5,650,000 of marketable securities invested in auction rate securities and other short-term investments. These are highly liquid, investment-grade securities. Auction rate securities generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability for holders to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such and because of management's intent regarding these securities, the Company classifies these investments as short-term investments. There were no unrealized gains or losses associated with these investments as of March 31, 2007.

In October 2004, the Company acquired 400,000 shares of common stock from NovaDel for $2.50 a share. The Company paid a premium of $0.91 per share over the market value of the NovaDel shares, which was $1.59 on the purchase date. Of the $1.0 million paid for the 400,000 shares, the premium of $0.91 per share, or $364,000, was expensed upon acquisition. The remaining fair market value of $636,000 was recorded as an available-for-sale security. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. Since October 2005, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive income. The market value of these shares on March 31, 2007, was $520,000 and for the three months ended March 31, 2007, the Company had an unrealized loss of $116,000 since the original purchase in October 2004. On March 31, 2006, the market value of these shares was $696,000 and the Company had an unrealized gain of $60,000 since the original purchase in October 2004. The following table summarizes the NovaDel shares classified as available-for-sale securities as of March 31, 2007 and March 31, 2006:

	March 31, 2007
	Original Cost	Gross Unrealized Loss	Gross Unrealized Gain	Market Value
Shares of NovaDel Pharma Inc.	$636,000	$116,000	$--	$520,000

	March 31, 2006
	Original Cost	Gross Unrealized Loss	Gross Unrealized Gain	Market Value
Shares of NovaDel Pharma Inc.	$636,000	$--	$60,000	$696,000

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

NOTE 7. COMMITMENTS

Employment Agreements. The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 to provide for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $546,000 at March 31, 2007.

The Company entered into a written two year employment agreement with its Vice President, Chief Business Officer on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $396,000 at March 31, 2007.

The Company entered into a written three year employment agreement with its Senior Vice President and Chief Medical Officer, Dr. Greg Berk, on October 21, 2004. This agreement was amended in October 2006. However, in May 2007, the Company terminated the employment of Dr. Berk and pursuant to the terms of the employment agreement, Dr. Berk is entitled to receive his current base salary, currently $340,000, for a period of one year from the date of such termination. See Note 8 Subsequent Events, for further discussion of this matter.

The Company entered into a written an employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $277,000 at March 31, 2007.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.3 million on March 31, 2007.

NOTE 8. SUBSEQUENT EVENTS

On May 6, the Company and Dr. Steven R. Deitcher entered into an employment agreement pursuant to which Dr. Deitcher was appointed the Company's Executive Vice President and Chief Medical Officer, effective May 21, 2007.  The agreement provides for a term of three years, ending May 21, 2010, although the agreement may be terminated earlier. Dr. Deitcher will receive an annualized base salary of $380,000, which is subject to annual increases at the discretion of the Company’s Board of Directors, a signing bonus of $75,000 upon the commencement of his employment and will be eligible for an annual performance-based bonus at a target amount equal to 40% of his base salary, which bonus is guaranteed for 2007.  The employment agreement also provides that Dr. Deitcher is entitled to receive total stock options relating to 400,000 shares of the Company’s common stock.

Effective May 14, 2007, the Company terminated the employment of Dr. Gregory I. Berk, the Company’s former Chief Medical Officer.  Pursuant to the terms of the Company’s employment agreement with Dr. Berk dated October 21,  2004 (as amended), Dr. Berk is entitled to receive his base salary, currently $340,000, for a period of one year from the date of such termination.  However, the Company’s obligation to pay such severance is subject to offset by any amounts otherwise received by Dr. Berk from any subsequent employment during the one year period following such termination.  The Company is also required to maintain Dr. Berk’s health insurance for such 1-year period. Additionally, pursuant to the terms of the original employment agreement, Dr. Berk’s termination triggered an acceleration clause for all stock options granted to him prior to his termination. All stock options that were scheduled to vest by October 21, 2007 were deemed vested as of May 14, 2007.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We currently have six product candidates in various stages of development:

•
Marqibo (vincristine sulfate liposomes injection) - A Novel Targeted Anti-Cancer Compound for Non-Hodgkin's Lymphoma and Acute Lymphoblastic Leukemia. We acquired our rights to Marqibo from Inex Pharmaceuticals Corporation in May 2006. Marqibo has been evaluated in 13 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma, or NHL, and acute lymphoblastic leukemia, or ALL. We also plan to conduct a Phase 3 first line clinical trial in adults with ALL as a primary registrational trial. This Phase 3 randomized, multicenter trial will compare Marqibo to vincristine in the induction, consolidation, and maintenance phases of treatment in elderly patients with ALL.  We plan to conduct this study in collaboration with three major oncology cooperative groups. Pending finalization of the protocol by the cooperative groups, we plan to initiate this study in 2007. In addition, we anticipate pursuing a randomized pivotal trial in front-line Non-Hodgkin’s Lymphoma, where Marqibo has previously demonstrated positive indications of clinical benefit.

•
Talvesta (talotrexin) for Injection - A Novel Antifolate for Solid and Hematological Malignancies. Talvesta is a novel antifolate product candidate under development for treatment of various types of tumors. In April 2004, we commenced an NCI-sponsored Phase 1 clinical trial to evaluate the safety of Talvesta when administering it intravenously on days 1, 8 and 15 of a 28-day cycle to patients with solid tumors. In March 2007, this clinical trial was discontinued due to toxicity. Fifty subjects received doses of Talvesta with one patient death being reported during this clinical trial. We commenced a Phase 1/2 clinical trial in non-small cell lung cancer in February 2005. In the Phase 1 portion of this clinical trial, which is now closed for enrollment, multiple infusions of Talvesta were administered to patients to ascertain the maximum tolerated doses of the drug. The aim of the Phase 2 portion of the clinical trial is primarily to demonstrate an improvement in overall survival of the patients. We have suspended enrollment in the Phase 2portion of this clinical trial for additional safety analysis. In May 2005, we commenced a Phase 1/2 clinical trial in ALL. Phase 1 of this clinical trial is closed for enrollment. Based on the observations from the Phase 1 solid tumor trial, we have decided to conduct additional toxicology studies.  While we have not seen issues related to toxicity in the ALL trial, we proactively suspended enrollment in the Phase 2 ALL trial as a safety precaution.  We postponed the initiation of new clinical trials with Talvesta until these additional toxicology studies have been reviewed. Subsequent to our postponement of initiating new clinical trials, we were informed by the FDA that it had placed the Talotrexin study on clinical hold. We anticipate meeting with the FDA upon the completion of our additional toxicology studies, which we anticipate to be completed in the fourth quarter of 2007. Based on the data from the toxicology studies, the final safety and efficacy analysis of the completed trials and our meeting with the FDA, we expect to launch additional trials in solid and hematological malignancies.

•
Alocrest (vinorelbine tartrate liposomes injection) - A Novel Targeted Anti-Cancer Compound for Breast and Lung Cancer. In August 2006, we initiated a Phase 1 clinical trial to assess the safety, tolerability and preliminary efficacy of Alocrest in patients with advanced solid tumors, including non-small cell lung and breast cancers. The trial is being conducted at the Cancer Therapy and Research Center in San Antonio, Texas and at McGill University in Montreal, with plans to include an additional site, South Texas Accelerated Research Therapeutics, in the first half of 2007.

•
Sphingosome Encapsulated Topotecan - A Novel Targeted Anti-Cancer Compound for Small-Cell Lung Cancer and Ovarian Cancer. Following completion of preclinical development, we expect to file an investigational new drug application, or IND, and to initiate clinical trials in 2007.

•
Zensana (ondansetron HCI) Oral Spray - Bioequivalent to 8mg Oral Zofran Tablet with Multidose Convenience and Desirable Route of Administration. In June 2006, we submitted our new drug application, or NDA, for Zensana for the prevention of chemotherapy-induced, radiation-induced and post-operative nausea and vomiting, referred to as CINV, RINV and PONV, respectively, under Section 505(b)(2) of the FDCA, a form of registration that relies, at least in part, on data in previously approved NDAs or published literature for which we do not have a right of reference or both. While our NDA was pending with the FDA, long-term stability studies revealed small amounts of precipitated material in scale-up batches of Zensana. Through further investigation of this issue, we determined that the precipitation is caused by an issue with the original formulation, and was not related to the manufacturing process. As a result, in March 2007, we withdrew our NDA without prejudice, and have stopped further investigation of the original formulation. Our partner and licensor, NovaDel, has developed an alternate formulation of the product. The alternate formulation is currently under active investigation and scale-up. If this alternative formulation is stable, we will then need to reestablish bioequivalency through new clinical trials. If these studies are successful, we anticipate being in a position to file an NDA sometime in 2008, at the earliest.

•
Menadione - A Topical Compound for Skin Rashes Associated with EGFR Inhibitors. We acquired the rights to Menadione in October 2006 pursuant to a license agreement with the Albert Einstein College of Medicine, or AECOM. We expect to complete formulation of Menadione by the end of 2007 and to file an IND in 2008.

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

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are certain accounting policies that are critical to understanding our condensed unaudited financial statements, as these policies affect the reported amounts of expenses and involve management’s judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with our Audit Committee of the Board of Directors. Our critical accounting policies and estimates are described below.

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

See Note 4 of our condensed unaudited financial statements included elsewhere in this Quarterly Report for further information regarding the SFAS 123R disclosures.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Selling, general and administrative expenses. For the three months ended March 31, 2007, selling, general and administrative, or SG&A, expense was $3.3 million, as compared to $1.0 million for the three months ended March 31, 2006. The increase of $2.3 million is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $1.5 million, including an increase of $1.2 million in employee related share-based compensation expense due to increased employee stock options and restriced stock issued in subsequent quarters of 2006 and in 2007 as well as increased salary, bonus and benefits of $0.3 due to increased wages and headcount in 2007 compared to 2006 as two individuals were hired in anticipation of the expected launch of Zensana in 2007. For the three months ended March 31, 2007, we also incurred an increase of approximately $0.5 million in outside services and professional service fees mainly related to increased audit, consulting and outside services related to sales and marketing. The increase in accounting and consulting fees related mainly to increased cost of complying with Section 404 of the Sarbanes-Oxley Act, including increased external audit fees, consulting fees for management’s assessment of internal controls. Outside service expenses also increased in preparation for the planned launch of Zensana in the second half of 2007. Also for the three months ended March 31, 2007, there was an increase of approximately $0.3 million in allocable expenses, including an increase of $0.2 million in marketing costs related to the launch of Zensana and an increase of $0.1 million in rent, insurance and other allocable expenses.

Research and development expenses. For the three months ended March 31, 2007, research and development, or R&D, expense was $5.2 million, as compared to $2.6 million for the three months ended March 31, 2006. The increase of $2.6 million is due primarily to an increase of $1.7 million in employee related expenses including an increase in salaries, other employee benefits and personnel related costs of approximately $0.7 million and an increase of $1.0 million in employee related share-based compensation expense due to increased employee stock options issued in subsequent quarters 2006 and in 2007. The increase in salary, bonus and benefits was due to increased wages and headcount in 2007 compared to 2006 as the research and development teams expanded with the acquisition of 4 additional drugs in 2006. Research and development costs for the clinical development of our product pipeline increased $0.6 million in 2007 compared to 2006. Clinical development costs for IPdR, Talvesta and Zensana decreased by $0.6 million. The IPdR program was terminated in February 2007. The decreases in IPdR, Talvesta and Zensana were offset by an increase in clinical development costs related to Marqibo, Alocrest, Topotecan and Menadione of $1.2 million. Marqibo, Alocrest and Topotecan were acquired in the Inex license agreement in May 2006 and Menadione was licensed from AECOM in October 2006. These clinical costs included the physical manufacturing of drug compounds, payments to our contract research organizations. Other outside services, consultants and professional fees related to research and development projects increased $0.1 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Other allocable operating expenses increased by approximately $0.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This includes a $0.1 million increase in travel and conference expenses, and a $0.1 million increase in rent, insurance and other allocable costs as head count increased in 2007 over 2006.

Interest income (expense), net. For the three months ended March 31, 2007, net interest income was $0.4 million as compared to net interest income of $0.1 million for the three months ended March 31, 2006. The increase of $0.3 million resulted from increased cash balance in our interest bearing accounts due to our May 2006 financing which resulted in net proceeds of $37.1 million, plus rising interest rates.

Liquidity and Capital Resources

From inception to March 31, 2007, we have incurred an aggregate net loss of $71.1 million, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity and debt financing. From inception through March 31, 2007, we had a net increase in cash and cash equivalents and marketable securities of $27.6 million. This increase primarily resulted from net cash provided by financing activities of $70.1 million, substantially all of which was derived from our five private placements which netted proceeds of $68.0 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $41.6 million and net cash used in investing activities of $7.1 million for the cumulative period from inception to March 31, 2007. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2007, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our six product candidates, we estimate that we will have sufficient cash on hand to fund clinical development through 2007 and into 2008. We may, however, choose to raise additional capital before 2008 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

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

In May 2006, we completed a registered direct placement of 4,701,100 shares of our common stock. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to executive officers and affiliates of one of our directors at a price of $9.07 per share, which resulted in total gross proceeds to us of approximately $40.0 million. In connection with this offering, we paid an aggregate of approximately $2.4 million in commissions to placement agents. We also incurred approximately $535,000 of legal and other expenses paid to placement agents

Current and Future Capital Requirements. Our plan of operation for the year ending December 31, 2007 is to continue implementing our business strategy, including the continued development of our six product candidates that are currently in clinical and preclinical phases. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 12 months to include:

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

As part of our planned expansion, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our six product candidates, over the next 12 months we expect to spend approximately $21.0 million on clinical development (including milestone payments of $2.5 million that we expect to be triggered under the license agreements relating to our product candidates), $3.5 million on general corporate and administrative expenses, and $600,000 on facilities and rent. We plan to initiate a Phase 2, open-label trial in relapsed adult ALL. We also plan to conduct a Phase 3 registrational clinical trial for Marqibo in front-line ALL. We also expect to complete our Phase 1 clinical trial and initiate a Phase 2 clinical trial for Alocrest in solid tumors. We expect to initiate a Phase 1 study in Sphingosome Encapsulated Topotecan We also plan to complete formulation and preclinical work on menadione, and anticipate filing an IND in 2007.

We believe that our cash, cash equivalents and marketable securities, which totaled $27.6 million as of March 31, 2007, will be sufficient to meet our anticipated operating needs through 2007 and into 2008 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo into and through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonably ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. In addition to those risks identified under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous risks and other factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

Since our business does not currently generate positive cash flow, however, we will likely need to raise additional capital to continue development of our product candidates beyond 2007. If we are to raise such capital, we expect to raise it primarily by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to discontinue or scale-back our development efforts relating to one or more of our product candidates our out-license our rights to our product candidates to a third party, any of which would have a material adverse effect on the prospects of our business.

Marqibo. Since acquiring the exclusive world-wide rights to develop and commercialize Marqibo in May 2006, we have incurred $2.0 million in project costs related to our development of Marqibo through March 31, 2007, of which $0.7 million and $1.3 million was incurred in 2007 and 2006, respectively. We plan to initiate a Phase 2, open-label trial in relapsed adult ALL in 2007. We also plan to conduct a Phase 3 registrational trial in front-line ALL in 2007. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Marqibo, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.  We believe we currently have sufficient capital to fund our planned development activities of Marqibo through 2007 and into 2008. We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Talvesta. From inception through March 31, 2007, we have incurred $4.2 million of costs related to our development of Talvesta, of which $0.2 million and $1.7 million was incurred in 2007 and 2006, respectively. We believe we currently have sufficient capital to fund our planned development activities of Talvesta through 2007 and into 2008. We estimate that we will need to expend an aggregate of approximately $65 million in order to complete development of Talvesta, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development, we expect that it will take an additional four to five years before we complete development and obtain FDA approval of Talvesta, if ever.

Alocrest. Since acquiring the exclusive world-wide rights to develop and commercialize Alocrest in May 2006 we have incurred $1.1 million in project costs related to our development of Alocrest through March 31, 2007, of which $0.3 million and $0.8 million was incurred in 2007 and 2006, respectively. We initiated a Phase 1 clinical trial in August 2006. This Phase 1 trial is designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors, including non-small cell lung and breast cancers. We estimate that we will need to expend at least an aggregate of approximately $47 million, in order for us to obtain FDA approval for Alocrest, if ever, which amount includes milestone payments that would be owed to our licensor upon FDA approval.  We believe we currently have sufficient capital to fund our planned development activities of Alocrest through 2007. We expect that it will take approximately five to six years until we will have completed development and obtained FDA approval of Alocrest, if ever.

Sphingosome Encapsulated Topotecan. Along with our rights to Marqibo, we acquired our rights to develop and commercialize sphingosome encapsulated topotecan in May 2006 in connection with our license transaction with Inex Pharmaceuticals Corporation. Since acquiring the exclusive world-wide rights to develop and commercialize sphingosome encapsulated topotecan in May 2006, we have incurred $1.1 million in project costs related to our development of this drug through March 31, 2007, of which $0.1 million and $1.0 million was incurred in 2007 and 2006, respectively. Following completion of additional preclinical development, we expect to file an IND and initiate clinical trials in 2007. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Zensana (ondansetron HCl) Oral Spray. Since acquiring our rights to Zensana in October 2004, we have incurred $7.7 million of project costs related to our development through March 31, 2007, of which $0.7 million and $6.1 million was incurred in 2007 and 2006, respectively. In June 2006, we submitted our NDA for Zensana for the prevention of CINV, RINV and PONV under Section 505(b)(2) of the FDCA. While our NDA was pending with the FDA, long-term stability studies revealed small amounts of precipitated material in scale-up batches of Zensana. Through further investigation of this issue, we have determined that the precipitation issue in long-term stability was not related to the manufacturing process, but is in fact an issue with the original formulation. As a result, in March 2007, we withdrew our NDA previously submitted to the FDA. Our partner and licensor, NovaDel, has developed an alternate formulation of the product. The alternate formulation is currently under active investigation and scale-up. If this alternative formulation is stable, we will then need to reestablish bioequivalency through new clinical trials. If these studies are successful, we anticipate being in a position to file an NDA sometime in 2008, at the earliest. If we are able to use this alternative formulation for Zensana, we estimate that we will need to expend at least an additional $10.0 million before we receive FDA approval for Zensana, if ever, which amount includes a milestone payment that would be owed to our licensor upon FDA approval.

Menadione. We licensed our rights to menadione from the Albert Einstein College of Medicine in October 2006 and have incurred approximately $0.4 million in project costs related to our development of this drug through March 31, 2007, of which $0.1 million and $0.3 million was incurred in 2007 and 2006, respectively. We expect to complete formulation of menadione in 2007 and to file an IND by the end of 2008. We will incur approximately $1.3 million in costs to fund our research and development efforts for this drug during 2007. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

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

Talvesta License. Our rights to Talvesta are governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses, to the intellectual property rights and know-how relating to Talvesta and all of its uses. Upon execution of the license agreement, we paid a $100,000 license fee and reimbursed our licensors for approximately $11,000 of patent-related expenses. The license agreement also requires us to make an annual license fee payment of $25,000 and provides for future payments totaling up to $6 million upon the achievement of certain milestones, including a $5 million payment upon approval by the FDA of a New Drug Application for Talvesta. To date, we have made two of these milestone payments totaling $200,000 following commencement of the Phase 1 clinical trial and upon reaching 50% enrollment of a Phase 1 clinical trial. Additionally, we are obligated to pay royalties in the amount of 3.5 percent of “net sales” (as defined in the license agreement) of Talvesta. We are also required to pay to the licensors 20 percent of fees or non-royalty consideration (e.g., milestone payments, license fees) received by us in connection with any sublicense of Talvesta granted prior to the start of a Phase 2 trial, and 15 percent of such fees after initiation of a Phase 2 clinical trial.

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

In consideration for the rights and assets acquired from Inex, we paid to Inex aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of our common stock. We also agreed to pay to Inex royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, we have made one milestone payment of $1.0 million to Inex upon initiation of a Phase 1 clinical trial in Alocrest.

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

Lease Agreements. We entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.3 million on March 31, 2007.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, auction rate securities and our investment in NovaDel Pharma, Inc. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our auction rate securities and our investment in NovaDel. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of March 31, 2007, and we have never held such instruments in the past.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

We have not had any material changes to our risk factors disclosed in response to Item 1A of Part II of our Quarterly Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

A summary of the Company’s compensation arrangement with its outside directors, including its non-executive board chair, is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Summary of Non-employee Director Compensation Arrangement.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hana Biosciences, Inc.

Dated: May 14, 2007	By:	/s/ Mark J. Ahn
Mark J. Ahn
President and Chief Executive Officer

Dated: May 14, 2007	By:	/s/ John P. Iparraguirre
John P. Iparraguirre
Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	Summary of Non-employee Director Compensation Arrangement.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).