Form 10-Q
period 2007-06-30
Hana Biosciences Inc
filed 2007-08-09
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________.

Commission file number 001-32626

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

7000 Shoreline Ct., Suite 370, South San Francisco, CA.	94080
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of August 9, 2007, there were 32,032,511 shares of the registrant's common stock, $.001 par value, outstanding.

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

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors;

•	our ability to market any of our products;

•	our history of operating losses; our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property; our ability to attract and retain key personnel;

•	availability of reimbursement for our product candidates;

•	the effect of potential strategic transactions on our business; our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below in Part II, Item 1A “Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below in this Form 10-Q in Part II, Item 1A and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,368,012	$29,127,850
Available-for-sale securities	6,590,494	6,131,000
Prepaid expenses and other current assets	441,399	496,519
Total current assets	21,399,905	35,755,369

Property and equipment, net	417,885	424,452
Restricted cash	125,000	125,000
Total assets	$21,942,790	$36,304,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,193,112	$2,739,956
Accrued expenses	570,007	1,547,459
Accrued personnel related expenses	742,738	1,050,657
Accrued research and development costs	366,984	596,927
Total current liabilities	4,872,841	5,934,999

Commitment and contingencies:

Stockholders' equity:
Common stock; $0.001 par value:
100,000,000 shares authorized, 29,485,283 and 29,210,627 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	29,485	29,211
Additional paid-in capital	97,171,024	93,177,445
Accumulated other comprehensive income	—	20,000
Deficit accumulated during the development stage	(80,130,560)	(62,856,834)
Total stockholders' equity	17,069,949	30,369,822
Total liabilities and stockholders' equity	$21,942,790	$36,304,821

 See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

					Cumulative
					Period from
					December 6,
	Three Months Ended		Six Months Ended		2002 (date of inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Operating expenses:
Selling, General and administrative	$2,725,362	$2,576,308	$6,072,347	$3,560,283	$23,712,291
Research and development	6,473,793	18,368,374	11,711,697	20,946,506	58,373,740

Total operating expenses	9,199,155	20,944,682	17,784,044	24,506,789	82,086,031

Loss from operations	(9,199,155)	(20,944,682)	(17,784,044)	(24,506,789)	(82,086,031)
Other income (expense):
Interest income, net	313,392	249,426	704,958	384,752	2,276,534
Other expense, net	(189,388)	(8,800)	(194,640)	(16,692)	(321,063)
Total other income (expense)	124,004	240,626	510,318	368,060	1,955,471

Net loss	$(9,075,151)	$(20,704,056)	$(17,273,726)	$(24,138,729)	$(80,130,560)

Net loss per share, basic and diluted	$(0.31)	$(0.81)	$(0.59)	$(1.00)

Shares used in computing net loss per share, basic and diluted	29,383,420	25,640,398	29,334,829	24,037,103
Comprehensive loss:
Net loss	$(9,075,151)	$(20,704,056)	$(17,273,726)	$(24,138,729)
Unrealized gain (loss)	116,000	(156,000)	(20,000)	68,000

Comprehensive loss	$(8,959,151)	$(20,860,056)	$(17,293,726)	$(24,070,729)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Period from January 1, 2007 to June 30, 2007

	Common stock		Additional paid-in	Accumulated other comprehensive income	Deficit accumulated during development	Total stockholders'
	Shares	Amount	capital	(loss)	stage	equity
Balance at January 1, 2007	29,210,627	$29,211	$93,177,445	$20,000	$(62,856,834)	$30,369,822
Issuance of shares upon exercise of warrants, options and restricted stock	263,234	263	26,736	—	—	26,999
Stock-based compensation of employees amortized over vesting period of stock options	—	—	4,173,679	—	—	4,173,679
Issuance of shares under employee stock purchase plan	11,422	11	61,834	—	—	61,845
Share-based compensation to nonemployees for services	—	—	(151,670)	—	—	(151,670)
Repurchase of employee stock options	—	—	(117,000)	—	—	(117,000)
Net loss	—	—	—	—	(17,273,726)	(17,273,726)
Unrealized loss on available-for-sale securities	—	—	—	(20,000)	—	(20,000)

Balance at June 30, 2007	29,485,283	$29,485	$97,171,024	$—	$(80,130,560)	$17,069,949

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Cumulative Period from December 6, 2002 (date of inception) to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(17,273,726)	$(24,138,729)	$(80,130,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,322	29,500	263,042
Stock-based compensation of employees	4,173,679	2,636,905	14,251,309
Share-based compensation to nonemployees for services	(151,670)	354,805	671,471
Shares issued to nonemployees - transaction fee	—	—	185,841
Services rendered for satisfaction of unearned consulting fee	—	—	212,445
Services rendered in lieu of payment of subscription receivable	—	—	36,000
Shares to be issued to employees for services rendered	—	—	249,750
Issuance of shares in partial consideration for license agreement	—	10,279,640	10,929,640
Issuance of shares in partial consideration of milestone payment	—	—	493,620
Loss on sale of capital assets	—	—	41,759
Realized loss on available-for-sale securities	176,000	—	176,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	55,119	(16,615)	(441,400)
Increase (decrease) in accounts payable	453,156	420,259	3,193,112
Increase (decrease) in accrued and other liabilities	(1,515,313)	1,877,353	1,679,730
Net cash used in operating activities	(13,999,433)	(8,556,882)	(48,188,241)

Cash flows from investing activities:
Purchase of property and equipment	(76,754)	(276,900)	(725,445)
Proceeds from sale of equipment	—	—	2,760
Purchase of equity securities	—	—	(636,000)
Purchase of marketable securities	(3,480,494)	(1,750,000)	(9,555,494)
Sale of marketable securities	2,825,000	—	3,425,000
Restricted cash deposited in escrow	—	(125,166)	(125,000)
Net cash used in investing activities	(732,248)	(2,152,066)	(7,614,179)

Cash flows from financing activities:
Proceeds from registered direct and private placements of preferred and common stock, net	—	37,118,550	67,927,272
Proceeds from issuances of notes payable to stockholders	—	—	801,619
Collection of subscription receivable	—	—	4,000
Repayment of notes payable to stockholders	—	—	(651,619)
Repurchase of employee stock options	(117,000)	—	(117,000)
Proceeds from exercise of warrants and options and employee stock purchase plan	88,843	774,175	2,206,160
Net cash (used) provided in financing activities	(28,157)	37,892,725	70,170,432

Net (decrease) increase in cash and cash equivalents	(14,759,838)	27,183,777	14,368,012

Cash and cash equivalents, beginning of period	29,127,850	17,082,521	—

Cash and cash equivalents, end of period	$14,368,012	44,266,298	$14,368,012

Supplemental disclosures of cash flow data:
Cash paid for interest	$2,668	932	$43,698
Supplemental disclosures of noncash financing activities:
Common stock issued for repayment of debt	—	150,000
Unrealized loss on available-for-sale securities	20,000	68,000	—
Common stock issued to employees for services rendered in 2004	—	—	249,750
Common stock issued for services to be rendered	—	—	450,948
Common Stock issued to as partial consideration for license agreement	—	10,279,642	—
Common stock issued on conversion of preferred stock	—	—	2,395

 See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hana Biosciences, Inc. (“Hana” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to enhance cancer care. The Company is committed to creating value by accelerating the development of its product candidates and expanding its product candidate pipeline by being the alliance partner of choice to universities, research centers and other institutions.

Basis of Presentation

The Company is a development stage enterprise since it has not generated revenue from the sale of its products and its efforts through June 30, 2007 have been principally devoted to identification, licensing and the clinical development of its products, as well as raising capital. Accordingly, the financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information of “publicly held companies” and, accordingly, they do not include all required disclosures for complete annual financial statements. These interim financial statements include all adjustments that the management of Hana believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

The accompanying condensed financial information should be read in conjunction with the audited financial statements for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007. The accompanying condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at June 30, 2007 and 2006 upon exercise or conversion that were not included in the computation of net loss per share totaled 7,719,348 and 6,291,518, respectively.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents and Concentration of Risk

The Company considers all highly-liquid investments with a maturity of three months or less when acquired to be cash equivalents. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and available-for-sale securities. The Company maintains its cash and cash equivalents with high credit quality financial institutions and available-for-sale securities consist of U.S. government and government agency securities, corporate notes, bonds and commercial paper.

Available-for-sale Securities

Available-for-sale securities consist of investments acquired with maturities exceeding three months. All available-for-sale securities are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss). For available-for-sale securities, a loss is recognized in the period an investment is considered to have an other-than-temporary impairment. The recognized loss is equal to the difference between the cost basis of the security and the fair value of the securities at the balance sheet date of the reporting period for which the assessment is made. The new cost basis of the security will become the fair value of the security at this same period.

The Company owns certain auction rate securities in its managed money accounts. These are highly liquid, investment-grade securities. Auction rate securities generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability for holders to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such and because of management's intent regarding these securities, the Company classifies these securities as short-term investments. There were no material unrealized gains or losses associated with these investments as of June 30, 2007.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the recognition, measurement, accounting and disclosure for uncertainty in tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal and state jurisdictions where it has filed income tax returns, as well as all open tax years in these jurisdictions. The Company is subject to US and California taxes for tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns in California are years 2002 through 2006. There are currently no ongoing examinations by the relevant tax authorities.

At the adoption date and as of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. There was no interest or penalties recognized related to uncertain tax positions. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006 FASB issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the hedge accounting provisions as prescribed by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $17.3 million for the six months ended June 30, 2007. The net loss from date of inception, December 6, 2002 to June 30, 2007 amounted to $80.1 million. The Company's operating activities have used $48.2 million in cash since its inception.

The Company has financed its operations since inception primarily through equity and debt financing. During the six months ended June 30, 2007, the Company had a net decrease of $14.8 million in cash and cash equivalents. This decrease primarily resulted from net cash used in operating activities of $14.0 million for the six months ended June 30, 2007. Total cash and cash equivalents and marketable securities as of June 30, 2007 were $21.0 million compared to $35.3 million at December 31, 2006.

The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell products that have reached FDA approval. Through June 30, 2007, a significant portion of the Company's financing has been through private placements of common stock. The Company will continue to fund operations from cash on hand and through the potential sale of similar sources of capital previously described.

At the current and desired pace of clinical development of the Company’s current product candidates, over the next 12 months the Company expects to be able to fund research and development (including milestone payments that are expected to be triggered under the license agreements relating to the Company’s product candidates, all of which can be satisfied through the issuance of new shares the Company’s common stock), and general corporate and administrative expenses.

The Company believes that its cash, cash equivalents and marketable securities, which totaled $21.0 million as of June 30, 2007, will be sufficient to meet its anticipated operating needs through the first half of 2008 based upon current and desired pace of clinical development. However, the actual amount of funds needed to operate is subject to many factors, some of which are beyond the Company’s control. The Company expects to incur substantial expenses as it continues its drug development efforts, particularly to the extent the Company advances its lead candidate Marqibo through a pivotal clinical study. The Company cannot assure that future financing will be available in amounts or on terms acceptable to it, if at all. If the Company is unable to raise additional capital when it needs to or in sufficient amounts, it will be forced to curtail the development of its product candidates, which would delay the time by which any of our product candidates could receive regulatory approval.

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

In September 2004, the Company's Board of Directors approved and adopted the 2004 Plan, which initially authorized 2,500,000 shares of common stock for issuance. On March 31, 2006, the Board approved, subject to stockholder approval, an amendment to the 2004 Plan to increase the total number of shares authorized for issuance there under to 4,000,000. At the Company’s May 2006 Annual Meeting, the Company's stockholders ratified and approved the 2004 Plan, as amended. At the 2007 Annual Meeting on June 22, 2007, the Company's stockholders approved an additional increase of shares authorized for issuance from 4,000,000 to 7,000,000. The Company may make future stock option issuances from this plan.

 At the May 2006 Annual Meeting, the Company's Stockholders also ratified and approved the Company's 2006 Employee Stock Purchase Plan (the “2006 Plan”), which had been approved by the Company’s Board of Directors on March 31, 2006. The 2006 Plan provides the Company's eligible employees with the opportunity to purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock. As of June 30, 2007, there have been 11,422 shares issued under the 2006 Plan, with an additional 38,032 shares issued on July 1, 2007.

Restricted Stock Awards The Company's Board of Directors has awarded, under the 2004 Plan, 524,264 shares of restricted stock as of June 30, 2007, at no cost to the Company's executive officers and directors.

A summary of the status of the Company's restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 is as follows:

Nonvested Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	460,764	$10.65
Granted	—	—
Vested	(246,568)	10.49
Cancelled/Forfeited	—	—

Nonvested at June 30, 2007	214,196	$10.84

Stock Options. The Company currently awards stock option grants under its 2003 and 2004 Plan. Under the 2003 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 1,410,068 shares of its common stock. Under the 2004 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 7,000,000 shares. Historically, stock options issued under these plans primarily vest ratably on an annual basis over the vesting period, which has generally been three years.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at June 30, 2007 and changes in outstanding options in the six months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2007	5,123,917	$4.27
Options granted	1,158,000	2.67
Options cancelled	(776,001)	6.09
Options exercised	16,664	1.62
Outstanding June 30, 2007	5,489,252	3.68	8.42	$1,583,393
Exercisable at June 30, 2007	2,210,808	$2.09	7.22	$1,457,484

Total stock-based compensation was approximately $1.8 million and $4.2 million related to employee stock options and restricted stock recognized in the operating results for the three and six months ended June 30, 2007 compared to $2.1 million and $2.6 million stock-based compensation for the three and six months ended June 30, 2006, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
	Number of Shares Subject to Options	Weighted Average	Weighted Average Remaining Contractual Life of Options	Number of Options	Weighted Average Exercise
Exercise Price	Outstanding	Exercise Price	Outstanding	Exercisable	Price
$0.07 - $ 1.69	2,440,003	$1.01	7.9 yrs	1,420,147	$0.63
$2.17 - $ 4.75	1,238,249	4.08	8.2 yrs	672,662	4.00
$4.97 - $ 7.42	1,606,500	6.62	9.4 yrs	39,499	6.00
$8.08 - $11.81	204,500	10.10	8.0 yrs	78,500	10.12
$0.07 - $11.81	5,489,252	$3.68	8.4 yrs	2,210,808	$2.09

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

Through June 30, 2007, the Company had issued 11,422 shares under the 2006 Plan, with an additional 38,032 shares issued on July 1, 2007. For the three and six months ended June 30, 2007, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $21,000 and $89,000, respectively. There was no stock-based compensation realized for the same period in 2006 as the Company had not initiated the 2006 Plan until July 1, 2006.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three and six months ended June 30, 2007 and June 30, 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee stock options
Risk-free interest rate	4.5%	5.01%	4.5%	5.01%
Expected life (in years)	5.75 - 6.0	5.0 - 6.0	5.5 - 6.0	5.0 - 6.0
Volatility	0.8	0.7	0.8	0.7
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	4.82 - 4.91%	—	4.82 - 5.09%	—
Expected life (in years)	0.5 - 2.0	—	0.5 - 2.0	—
Volatility	0.73 - 0.93	—	0.55 - 1.03	—
Dividend Yield	0%	—	0%	—

The Company's computation of expected volatility of employee stock options is based on historical volatilities of peer companies. Peer companies' historical volatilities are used in the determination of expected volatility due to the short trading history of the Company's common stock, which is approximately two and a half years as of June 30, 2007. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. For the 2006 Plan, the Company used actual volatilities as the Company had sufficient historical data for the volatilities used in the Black-Scholes-Merton calculation. To determine the expected term of the Company's employee stock options granted upon adoption of SFAS 123(R) we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in expected terms of 5.5 to 6 years for options granted during the six months ended June 30, 2007. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Non-Employee Stock Options. The Company has also granted stock options to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes-Merton option pricing model to determine the fair value of such awards.  For the three and six months ended June 30, 2007, the Company recognized a credit of $0.1 million and $0.2 million of stock-based compensation expense related to awards held by non-employee consultants, respectively, due to the decline in the Company’s stock price at June 30, 2007 compared to December 31, 2006. During the three and six months ended June 30, 2006, the Company recognized $0.4 million in stock-based compensation related to awards held by non-employee consultants.

Warrants. The following table summarizes the warrants outstanding as of June 30, 2007 and the changes in outstanding warrants in the six months then ended:

	NUMBER OF SHARES SUBJECT TO WARRANTS OUTSTANDING	WEIGHTED-AVERAGE EXERCISE PRICE
Warrants outstanding January 1, 2007	2,015,901	$3.42
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding June 30, 2007	2,015,901	$3.42

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. AVAILABLE FOR SALE SECURITIES

On June 30, 2007, the Company had $6,590,494 in total marketable securities which consisted of shares of NovaDel Pharma, Inc (“NovaDel”) purchased in conjunction with the Zensana license agreement, and other short-term investments.

At June 30, 2007, the Company had $6,130,494 of marketable securities invested in auction rate securities and other short-term investments and no material unrealized gains or lossed were recognized as of June 30, 2007 related to these investments.

In October 2004, the Company acquired 400,000 shares of common stock from NovaDel for $2.50 a share. The Company paid a premium of $0.91 per share over the market value of the NovaDel shares, which was $1.59 on the purchase date. Of the $1.0 million paid for the 400,000 shares, the premium of $0.91 per share, or $364,000, was expensed upon acquisition. The remaining fair market value of $636,000 was recorded as an available-for-sale security. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. Since October 2005, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive income. The market value of these shares on June 30, 2007 was $460,000, and for the six months ended June 30, 2007, the Company realized a loss of $176,000 since the original purchase in October 2004. These securities were written down to their fair market value on June 30, 2007, as the decline in value, in the opinion of management, is considered other than temporary. On June 30, 2006, the market value of these shares was $540,000 and the Company had an unrealized loss of $96,000 since the original purchase in October 2004.

NOTE 6. RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement relating to its South San Francisco, CA offices. The sublease required the Company to issue a security deposit in the amount of $125,000. To satisfy this obligation the Company opened a $125,000 letter of credit, with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to fund the letter of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with our financial institution. This compensating balance for the line of credit will be restricted for the entire period of the sub-lease or three years.

NOTE 7. COMMITMENTS

Employment Agreements. The Company entered into a written three year employment agreement with its President and Chief Executive Officer dated November 1, 2003. This agreement was amended in December 2005 to provide for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $460,000 at June 30, 2007.

The Company entered into a written two year employment agreement with its Vice President, Chief Business Officer on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $333,000 at June 30, 2007.

HANA BIOSCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 6, 2007, the Company entered into a written three year employment agreement with its Executive Vice President, Development and Chief Medical Officer, whose employment commenced May 21, 2007. This agreement provides for an employment term that expires in May 2010. The minimum aggregate amount of gross salary compensation and guaranteed bonuses to be provided for over the remaining term of the agreement amounted to approximately $1,245,000 at June 30, 2007.

The Company entered into a written an employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $233,000 at June 30, 2007.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. The total cash payments due for the duration of the sublease equaled approximately $1.1 million on June 30, 2007.

NOTE 8. SUBSEQUENT EVENTS

On July 31, 2007, the Company entered into a sublicense agreement with Par Pharmaceutical, Inc. (“Par”) and NovaDel, pursuant to which the Company granted to Par and its affiliates, and NovaDel consented to such grant, a royalty-bearing exclusive right and license to develop and commercialize Zensana within the United States and Canada. The Company previously had acquired such exclusive, sublicensable rights from NovaDel and commenced development of Zensana™, a pharmaceutical product that contains ondansetron, pursuant to a License Agreement with NovaDel dated October 24, 2004, as amended. As agreed by the Company and NovaDel, Par assumed primary responsibility for the development, regulatory approval by the U.S. Food and Drug Administration (the “FDA”), and sales and marketing of Zensana.

In consideration for the license grant to Par, and upon execution of the Sublicense Agreement, Par purchased 2,500,000 newly-issued shares of the Company’s common stock at a price per share of $2.00 per share for aggregate consideration of $5,000,000. The share purchase price reflected a 25% premium to the volume-weighted average sale price of the Company’s common stock during the 10 trading days ending July 30, 2007. The purchase of the shares was made pursuant to a separate subscription agreement between the Company and Par dated July 31, 2007. Under the terms of the subscription agreement, Par agreed that it will not sell, transfer or otherwise dispose of all or any such shares for one year following the effective date of the Sublicense Agreement or, if earlier, the filing of a new drug application with the FDA or the termination of the Sublicense Agreement (the “Lock-Up Period”). For a one-year period following the expiration of the Lock-Up Period, Par further agreed not to sell more than 50% of the shares in any 90-day period. The offer and sale of the Company’s shares to PAR was registered under the Securities Act of 1933 and made pursuant to the Company’s Form S-3 registration statement, SEC File. No. 333-138138.

As additional consideration for the sublicense, following regulatory approval of Zensana, the Sublicense Agreement, Par is required to pay the Company an additional one-time payment of $6,000,000, of which $5,000,000 is payable by the Company to NovaDel under the License Agreement. In addition, the Sublicense Agreement provides for an additional aggregate of up to $44,000,000 in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. The Company will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that the Company will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to the Company increases beyond its royalty obligation to NovaDel.

In order to give effect to and accommodate the terms of the Sublicense Agreement, on July 31, 2007, the Company and NovaDel also entered into an Amended and Restated License Agreement. The primary modifications to the Amended and Restated License Agreement are as follows:

•
The Company relinquished its right under the original License Agreement to reduced royalty rates to NovaDel until such time as the Company recovered one-half of its costs and expenses incurred in developing Zensana from sales of Zensana or payments or other fees from a sublicensee;

•	NovaDel will surrender for cancellation all 73,121 shares of the Company’s common stock that it acquired upon the execution of the original License Agreement;

•	The Company will have the right, but not the obligation, to exploit the licensed product in Canada;

•	The Company or its sublicensee must consummate the first commercial sale of the licensed product within 9 months of regulatory approval by the FDA of such product; and

•	If the Sublicense Agreement is terminated, the Company may elect to undertake further development of Zensana.

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

Overview

We are a development-stage biopharmaceutical company focused on acquiring, developing, and commercializing innovative products to advance cancer care. We seek to license novel, late preclinical and early clinical oncology product candidates, primarily from academia and research institutes.

We currently have rights to six product candidates in various stages of development:

•
Marqibo® (vincristine sulfate injection, OPTISOME™) - We acquired our rights to Marqibo from Tekmira Pharmaceuticals Corporation (formerly Inex Pharmaceuticals Corporation) in May 2006. Marqibo has been evaluated in more than 600 patients in 13 clinical trials, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma, or NHL, and acute lymphoblastic leukemia, or ALL. We recently initiated a multi-center, multi-national Phase 2 clinical trial of Marqibo in adult patients with relapsed ALL, also known as the rALLy study. The patient population is defined as Philadelphia chromosome-negative adult patients in second relapse or those patients who relapsed following two lines of anti-leukemia chemotherapy, including those who have previously undergone stem cell transplantation. We expect to enroll up to 56 evaluable patients in this clinical trial. We also plan to conduct a Phase 3 first-line, clinical trial in newly diagnosed, elderly adults with Philadelphia chromosome-negative ALL. This Phase 3 randomized trial will compare Marqibo to vincristine in the induction, consolidation, and maintenance phases of treatment. We plan to conduct this study in collaboration with three major U.S. and European oncology cooperative groups. Pending finalization of the protocol and final review by the cooperative groups, we anticipate this study will potentially commence in 2007. We are also planning a single-center pilot Phase 2 clinical trial of Marqibo in patients with metastatic malignant uveal melanoma. The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy. We expect to enroll up to 30 patients in this clinical trial. Additionally, Marqibo has been granted Orphan Drug Designation by the FDA for the treatment of adult ALL.

•
Alocrest™ (vinorelbine tartrate injection, OPTISOME™) - In August 2006, we initiated a Phase 1 clinical trial to assess the safety, tolerability and preliminary efficacy of Alocrest in patients with advanced solid tumors. The trial is being conducted at the Cancer Therapy and Research Center in San Antonio, Texas, McGill University in Montreal, Canada; and South Texas Accelerated Research Therapeutics, San Antonio. We expect to complete the Phase 1 trial in 2007 and potentially launch additional trials in 2007.

•	Optisomal Topotecan - Following completion of preclinical development, we expect to file an investigational new drug application, or IND, and to initiate a Phase 1 clinical trial in 2007.

•
Talvesta™ (talotrexin) for Injection - In April 2004, we commenced an NCI-sponsored Phase 1 clinical trial to evaluate the safety of Talvesta when administered intravenously on days 1, 8 and 15 of a 28-day cycle to patients with solid tumors. In March 2007, this clinical trial was discontinued due to toxicity. Fifty subjects received doses of Talvesta with one drug related patient death being reported during this clinical trial. We commenced a Phase 1/2 clinical trial of Talvesta in non-small cell lung cancer in February 2005. In the Phase 1 portion of this clinical trial, which is now closed for enrollment, Talvesta was administered to patients to ascertain the maximum tolerated dose of the drug. We have suspended enrollment in this clinical trial for additional safety analysis. In May 2005, we commenced a Phase 1/2 clinical trial of Talvesta in ALL. The Phase 1 portion of this clinical trial is closed for enrollment.  While we have not seen issues related to toxicity in the ALL trial, we proactively suspended enrollment in the Phase 2 portion of the ALL trial as a safety precaution.  Subsequent to our postponement of initiating new clinical trials, the FDA notified us that it had placed the Talvesta studies on clinical hold. We anticipate meeting with the FDA upon the completion of our safety analysis, which we anticipate to be completed in the fourth quarter of 2007. After evaluation of the final safety and efficacy analysis of the completed trials and our meeting with the FDA, we will determine our next steps for the drug candidate.

•
Menadione - We acquired the rights to Menadione in October 2006 pursuant to a license agreement with the Albert Einstein College of Medicine, or AECOM. We expect to complete formulation of Menadione by the end of 2007 and to file an IND in 2008.

•
Zensana™ (ondansetron HCI) Oral Spray - In June 2006, we submitted our new drug application, or NDA, for Zensana for the prevention of chemotherapy-induced, radiation-induced and post-operative nausea and vomiting, referred to as CINV, RINV and PONV, respectively, under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, a form of registration that relies, at least in part, on data in previously approved NDAs for which we do not have a right of reference or published literature or both. While our NDA was pending with the FDA, long-term stability studies revealed small amounts of precipitated material in scale-up batches of Zensana. Through further investigation, we determined that the precipitation is caused by an issue with the original formulation, and was not related to the manufacturing process. As a result, we withdrew our NDA without prejudice in March 2007. Since then, we have developed an alternate formulation. The alternate formulation is currently under active investigation. On July 31, 2007, we entered into a definitive agreement providing for the sublicense of all of our rights to develop and commercialize Zensana to Par Pharmaceutical, Inc. Under the terms of our agreement, Par is now responsible for all regulatory, development and commercialization activities for Zensana. Accordingly, we do not expect to incur additional expenses relating to Zensana. See “- Off Balance Sheet Arrangements - License Agreements - Zensana.”

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

In applying the modified prospective transition method of SFAS No. 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107, we used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which we will be required to adopt another method to determine expected life of the option awards granted after this date. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 10% annually of our stock options awarded will be forfeited. For options granted while we were a nonpublic entity, we applied the prospective method in which the awards that were valued under the minimum value method for pro forma disclosure purposes will continue to be expensed using the intrinsic value method of APB 25.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

General and administrative expenses. For the three months ended June 30, 2007, general and administrative, or G&A, expense was $2.7 million, as compared to $2.6 million for the three months ended June 30, 2006. There was an increase of $0.3 million increase in salaries, other employee benefits and personnel related costs which were offset by a decrease of $0.2 million in employee related share-based compensation expense. For the three months ended June 30, 2007, we also incurred a minimal increase in outside services and professional service fees related to increased audit, legal, consulting fees as well as outside services. Also for the three months ended June 30, 2007, there was a minimal increase in allocable expenses, including rent, insurance and other expenses.

Research and development expenses. For the three months ended June 30, 2007, research and development, or R&D, expense was $6.5 million, as compared to $18.4 million for the three months ended June 30, 2006. The decrease of $11.9 million is due primarily to a decrease of $12.3 million in costs related to the acquisition and development of our six product candidates. These include a decrease in costs of $11.9 million in 2007 related to acquisition costs related to the Inex Agreement, completed in May 2006, of which $10.1 million was a non-cash charge for stock issued as consideration to Inex, as well as an additional decrease of $1.0 million relates to a payment made for milestones reached in our license agreements in June 2006. Costs related to the development of our six drug candidates increased by $0.3 million in 2007 over the same period as 2006. There was also an increase in outside services, consultants and professional fees related to research and development projects of $0.3 million in 2007 compared to the 2006. These development costs included the physical manufacturing of drug compounds, payments to our contract research organizations. Costs for Marqibo increased by $0.5 million, as the Phase 2 clinical trial in adult patients with relapsed ALL started to initiate sites. Costs related to the development of Zensana decreased by $1.1 million in the three months ended June 30, 2007 compared to June 30, 2006, due mainly to a decrease in manufacturing costs and clinical costs. As a result of our July 2007 sublicense agreement with Par Pharmaceutical, we do not expect to incur additional costs relating to the development of Zensana. Development costs for Topotecan, Alocrest and Menadione increased by $1.0 million due mainly to manufacturing costs for these drugs as well as clinical costs for Alocrest related to the Phase 1 study in advanced solid tumors. Costs related to IPdR and Talvesta decreased by $0.2 million  in the three months ended June 30, 2007 compared to the same period in 2006 as IPdR was halted in January 2007 and Talvesta clinical trials were halted in May 2007. Employee related expenses decreased by $0.1 million and other allocable operating expenses increased by approximately $0.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This includes a $0.4 million increase in conference and printing expenses as well as an increase of $0.2 million in rent, insurance and other allocable costs as head count increased in 2007 over 2006.

Interest income (expense), net. For the three months ended June 30, 2007, net interest income was $0.3 million as compared to net interest income of $0.2 million for the three months ended June 30, 2006. The increase of $0.1 million resulted from an increase of $0.1 million in interest income, due to increased cash balance in our interest bearing accounts due to our May 2006 financing which resulted in net proceeds of $37.1 million, plus rising interest rates.

Other income (expense), net. For the three months ended June 30, 2007, net other expense was $0.2 million as compared to net other expense of approximately $9,000 for the three months ended June 30, 2006. The increase of approximately $176,000 resulted primarily due to a write-down on available-for-sale securities for an other than temporary loss.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

General and administrative expenses. For the six months ended June 30, 2007, general and administrative, or SG&A, expense was $6.1 million, as compared to $3.6 million for the six months ended June 30, 2006. The increase of $2.5 million is due primarily to an increase in salaries, other employee benefits and personnel related costs of approximately $1.6 million, including an increase of $0.9 million in employee related share-based compensation expense due to increased employee stock options and restricted stock issued in subsequent quarters of 2006 and in 2007 as well as increased salary, bonus and benefits of $0.7 due to increased wages and headcount in 2007 compared to 2006. For the six months ended June 30, 2007, we also incurred an increase of approximately $0.6 million in outside services and professional service fees mainly related to increased audit, consulting and outside services related to sales and marketing. The increase in accounting and consulting fees related mainly to increased cost of complying with Section 404 of the Sarbanes-Oxley Act, including increased external audit fees, consulting fees for management’s assessment of internal controls, which costs occurred mainly at the end of 2006 and in the first three months of 2007. Also for the six months ended June 30, 2007, there was an increase of approximately $0.3 million in allocable expenses, including an increase of $0.1 million in marketing costs related to the launch of Zensana and an increase of $0.2 million in rent, insurance and other allocable expenses.

Research and development expenses. For the six months ended June 30, 2007, research and development, or R&D, expense was $11.7 million, as compared to $20.9 million for the six months ended June 30, 2006. The decrease of $9.2 million is due primarily to a decrease of $11.6 million in research and development costs related to the acquisition and development of our six product candidates. These include a decrease in costs of $11.9 million in 2007 related to acquisition costs related to the Inex Agreement, completed in May 2006, of which $10.1 million was a non-cash charge for stock issued as consideration to Inex, as well as an additional decrease of $1.1 million relates to a payment made for milestones reached in our license agreements in June 2006. The decrease of costs was partially offset by an increase of $1.0 million for costs related to the development on our six drugs, as well as an increase in outside services, consultants and professional fees related to research and development projects increased of $0.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These development costs included the physical manufacturing of drug compounds, payments to our contract research organizations. Costs for Marqibo increased by $1.2 million, as the Phase 2 clinical trial in adult patients with relapsed ALL started to initiate sites. Costs related to the development of Zensana decreased by $1.4 million in the six months ended June 30, 2007 compared to June 30, 2006, due mainly to a decrease in manufacturing costs and clinical costs. As a result of our July 2007 sublicense agreement with Par Pharmaceutical, we do not expect to incur additional costs relating to the development of Zensana. Development costs for Topotecan, Alocrest and Menadione increased by $1.6 million due mainly to manufacturing costs for these early stage drugs as well as clinical costs for Alocrest related to the Phase 1 study in advanced solid tumors. Costs related to IPdR and Talvesta decreased by $0.5 million as IPdR was halted in January 2007 and Talvesta clinical trials were halted in May 2007. Other outside services, consultants and professional fees related to research and development projects increased by $0.1 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Employee related expenses increased by $1.6 million in 2007, including an increase in salaries, other employee benefits and personnel related costs of approximately $1.0 million and an increase of $0.6 million in employee related share-based compensation expense due to increased employee stock options issued in subsequent quarters 2006 and in 2007. The increase in salary, bonus and benefits was due to increased wages and headcount in 2007 compared to 2006 as the research and development teams expanded with the acquisition of 4 additional drugs in 2006. Other allocable operating expenses increased by approximately $0.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This includes a $0.4 million increase in conference costs, a $0.1 million increase in travel expenses, as well as an increase of $0.3 million in rent, insurance and other allocable costs as head count increased in 2007 over 2006.

Interest income (expense), net. For the six months ended June 30, 2007, net interest income was $0.7 million as compared to net interest income of $0.4 million for the six months ended June 30, 2006. The increase of $0.3 million resulted from an increase of $0.3 million in interest income, due to increased cash balance in our interest bearing accounts due to our May 2006 financing which resulted in net proceeds of $37.1 million, plus rising interest rates.

Other income (expense), net. For the six months ended June 30, 2007, net other expense was $0.2 million as compared to net other expense of approximately $17,000 for the six months ended June 30, 2006. The increase of approximately $183,000 resulted primarily from a write-down on available-for-sale securities for an other than temporary loss.

Liquidity and Capital Resources

From inception to June 30, 2007, we have incurred an aggregate net loss of $80.1 million, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.

We have financed our operations since inception primarily through equity financing. From inception through June 30, 2007, we had a net increase in cash and cash equivalents and marketable securities of $21.0 million. This increase primarily resulted from net cash provided by financing activities of $70.2 million, substantially all of which was derived from our five private placements which netted proceeds of $68.0 million. The increase in cash provided by financing activities was offset by net cash used in operating activities of $48.2 million and net cash used in investing activities of $7.6 million for the cumulative period from inception to June 30, 2007. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2007, a significant portion of our financing has been through private placements of common stock, preferred stock and debt financing. We will continue to fund operations from cash on hand and through future placements of capital stock or debt financings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our six product candidates, we estimate that we will have sufficient cash on hand to fund clinical development through the first half of 2008. We may, however, choose to raise additional capital before 2008 in order to fund our future development activities, likely by selling shares of our capital stock or other securities. If we are unable to raise additional capital, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

Financings. In February 2004, we received gross proceeds of approximately $4.7 million through the sale of 2,802,989 shares of our common stock. In connection with this offering, we paid commissions and other offering-related expenses consisting of $341,979 in cash and issued a 5-year warrant to purchase 277,331 shares of our common stock to Paramount BioCapital, Inc., a related party, which served as placement agent, for its services rendered.

In July 2004, we received gross proceeds of $8.0 million through the sale of 2,395,210 shares of our Series A Convertible Preferred Stock, all of which converted into 3,377,409 shares of common stock in January 2005.

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

•
product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States, as well as outside of the United States, for our product candidates, including manufacturing, intellectual property prosecution and regulatory compliance.

As part of our planned research and development, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our six product candidates, over the next 12 months we expect to spend approximately $18.0 million on clinical development (including milestone payments of $2.5 million that we expect to be triggered under the license agreements relating to our product candidates, all of which can be satisfied through the issuance of new shares our common stock at our discretion), $4.0 million on general corporate and administrative expenses, including $600,000 on facilities and rent. We recently initiated a multi-center, multi-national Phase 2 clinical trial of Marqibo in adult patients with relapsed ALL. We also plan to conduct a Phase 3 first-line, clinical trial in newly diagnosed, elderly adults with Philadelphia chromosome-negative ALL and a single-center pilot Phase 2 clinical trial of Marqibo in patients with metastatic malignant uveal melanoma . We also expect to complete our Phase 1 clinical trial and initiate additional trials of Alocrest in 2007. We expect to initiate a Phase 1 study of Optisomal Topotecan. We also plan to complete formulation and preclinical work on menadione, and anticipate filing an IND in 2007.

We believe that our cash, cash equivalents and marketable securities, which totaled $21.0 million as of June 30, 2007, will be sufficient to meet our anticipated operating needs through the first half of 2008 based upon our current and desired pace of clinical development. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Since our business does not currently generate positive cash flow, we will likely need to raise additional capital to continue development of our product candidates beyond 2007. If we are to raise such capital, we expect to raise it primarily by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to discontinue or scale-back our development efforts relating to one or more of our product candidates or out-license our rights to our product candidates to a third party, any of which would have a material adverse effect on the prospects of our business.

Marqibo. Since acquiring the exclusive world-wide rights to develop and commercialize Marqibo in May 2006, we have incurred $3.0 million in project costs related to our development of Marqibo through June 30, 2007, of which $1.7 million and $1.3 million was incurred in 2007 and 2006, respectively. In 2007, we plan to initiate a Phase 2, open-label trial in relapsed adult ALL and a Phase 2 trial in uveal melanoma. Pending finalization of the protocol with cooperative groups, we anticipate conducting a Phase 3 trial in front-line ALL potentially commencing in 2007. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Marqibo, if ever, which includes a milestone payment that would be owed to our licensor upon FDA approval.  We believe we currently have sufficient capital to fund our planned development activities of Marqibo through 2007. We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Alocrest.  Since acquiring the exclusive world-wide rights to develop and commercialize Alocrest in May 2006, we have incurred $2.0 million in project costs related to our development of Alocrest through June 30, 2007, of which $1.2 million and $0.8 million was incurred in 2007 and 2006, respectively. We initiated a Phase 1 clinical trial in August 2006. This Phase 1 trial is designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We estimate that we will need to expend at least an aggregate of approximately $47 million, in order for us to obtain FDA approval for Alocrest, if ever, which amount includes milestone payments that would be owed to our licensor upon FDA approval.  We believe we currently have sufficient capital to fund our planned development activities of Alocrest through 2007. We expect that it will take approximately five to six years until we will have completed development and obtained FDA approval of Alocrest, if ever.

Optisomal Topotecan. Since acquiring the exclusive world-wide rights to develop and commercialize Optisomal topotecan in May 2006, we have incurred $1.5 million in project costs related to our development of this drug through June 30, 2007, of which $0.5 million and $1.0 million was incurred in 2007 and 2006, respectively. Following completion of additional preclinical development, we expect to file an IND and initiate clinical trials in 2007. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Talvesta. From inception through June 30, 2007, we have incurred $4.4 million of costs related to our development of Talvesta, of which $0.4 million and $1.7 million was incurred in 2007 and 2006, respectively. We believe we currently have sufficient capital to fund our planned development activities of Talvesta through 2007. We estimate that we will need to expend an aggregate of approximately $65 million in order to complete development of Talvesta, should we opt to continue development. Costs incurred are a direct result of ensuring proper study conduct in accordance with local regulations. Should we choose to continue development, we expect that it will take an additional four to five years before we complete development and obtain FDA approval of Talvesta, if ever.

Menadione. We licensed our rights to menadione from the Albert Einstein College of Medicine in October 2006 and have incurred approximately $0.7 million in project costs related to our development of this drug through June 30, 2007, of which $0.4 million and $0.3 million was incurred in 2007 and 2006, respectively. We expect to complete formulation of menadione in 2007 and to file an IND in 2008. We will incur approximately $1.3 million in costs to fund our research and development efforts for this drug during 2007. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Zensana (ondansetron HCl) Oral Spray. Since acquiring our rights to Zensana in October 2004, we have incurred $7.9 million of project costs related to our development through June 30, 2007, of which $0.9 million and $6.1 million was incurred in 2007 and 2006, respectively. In June 2006, we submitted our NDA for Zensana for the prevention of CINV, RINV and PONV under Section 505(b)(2) of the FDCA. While our NDA was pending with the FDA, long-term stability studies revealed small amounts of precipitated material in scale-up batches of Zensana. Through further investigation of this issue, we determined that the precipitation issue in long-term stability was not related to the manufacturing process, but was in fact an issue with the original formulation. As a result, in March 2007, we withdrew our NDA without prejudice. Since then, we have developed an alternate formulation. The alternate formulation is currently under active investigation.  On July 31, 2007, we entered into a definitive agreement providing for the sublicense all of our rights to develop and commercialize Zensana to Par Pharmaceutical, Inc. Accordingly, we do not expect to incur additional costs relating to the development of Zensana. See “- Off- Balance Sheet Arrangements - License Agreements - Zensana.”

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

Talvesta License. Our rights to Talvesta are governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses, to the intellectual property rights and know-how relating to Talvesta and all of its uses. Upon execution of the license agreement, we paid a $100,000 license fee and reimbursed our licensors for approximately $11,000 of patent-related expenses. The license agreement also requires us to make future payments totaling up to $6 million upon the achievement of certain milestones, including a $5 million payment upon approval by the FDA of a New Drug Application for Talvesta. To date, we have made two of these milestone payments totaling $200,000 following commencement of the Phase 1 clinical trial and upon reaching 50% enrollment of a Phase 1 clinical trial. Additionally, we are obligated to pay royalties in the amount of 3.5 percent of “net sales” (as defined in the license agreement) of Talvesta. We are also required to pay to the licensors 20 percent of fees or non-royalty consideration (e.g., milestone payments, license fees) received by us in connection with any sublicense of Talvesta granted prior to the start of a Phase 2 trial, and 15 percent of such fees after initiation of a Phase 2 clinical trial.

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

On July 31, 2007, we entered into a sublicense agreement with Par Pharmaceutical, Inc. and NovaDel , pursuant to which we granted to Par and its affiliates, and NovaDel consented to such grant, a royalty-bearing exclusive right and license to develop and commercialize Zensana within the United States and Canada. We previously had acquired such exclusive, sublicensable rights from NovaDel and commenced development of Zensana™, a pharmaceutical product that contains ondansetron, pursuant to a License Agreement with NovaDel dated October 24, 2004, as amended. As agreed by us and NovaDel, Par assumed primary responsibility for the development, regulatory approval by the FDA, and sales and marketing of Zensana.

In consideration for the license grant to Par, and upon execution of the Sublicense Agreement, Par purchased 2,500,000 newly-issued shares of our common stock at a price per share of $2.00 per share for aggregate consideration of $5,000,000. The share purchase price reflected a 25% premium to the volume-weighted average sale price of our common stock during the 10 trading days ending July 30, 2007. The purchase of the shares was made pursuant to a separate subscription agreement between us and Par dated July 31, 2007. Under the terms of the subscription agreement, Par agreed that it will not sell, transfer or otherwise dispose of all or any such shares for one year following the effective date of the Sublicense Agreement or, if earlier, the filing of a new drug application with the FDA or the termination of the Sublicense Agreement (the “Lock-Up Period”). For a one-year period following the expiration of the Lock-Up Period, Par further agreed not to sell more than 50% of the shares in any 90-day period.

As additional consideration for the sublicense, following regulatory approval of Zensana, the Sublicense Agreement, Par is required to pay us an additional one-time payment of $6,000,000, of which $5,000,000 is payable by us to NovaDel under the License Agreement. In addition, the Sublicense Agreement provides for an additional aggregate of $44,000,000 in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. We will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that we will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to us increases beyond its royalty obligation to NovaDel.

In order to give effect to and accommodate the terms of the Sublicense Agreement, on July 31, 2007, we also entered into an Amended and Restated License Agreement with NovaDel. The primary modifications to the Amended and Restated License Agreement are as follows:

•
we relinquished our right under the original License Agreement to reduced royalty rates to NovaDel until such time as we have recovered one-half of our costs and expenses incurred in developing Zensana from sales of Zensana or payments or other fees from a sublicensee;

•	NovaDel will surrender for cancellation all 73,121 shares of our common stock that it acquired upon the execution of the original License Agreement;

•	We will have the right, but not the obligation, to exploit the licensed product in Canada;

•	We or our sublicensee must consummate the first commercial sale of the licensed product within 9 months of regulatory approval by the FDA of such product; and

•	If the Sublicense Agreement is terminated, we may elect to undertake further development of Zensana.

Inex License Agreement. In May 2006, we entered into a series of related agreements with Inex Pharmaceuticals Corporation. Pursuant to a license agreement with Inex, we received an exclusive, worldwide license to patents, technology and other intellectual property relating to our Marqibo, Alocrest and Optisomal Topotecan product candidates. Under the license agreement, we also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the M.D. Anderson Cancer Center. In addition, we entered into a sublicense agreement with Inex and the University of British Columbia, or UBC, which licenses to Inex other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and Optisomal Topotecan. Further, Inex assigned to us its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Inex had licensed additional patents and intellectual property relating to the three sphingosomal product candidates.

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

Lease Agreements. We entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.1 million on June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, auction rate securities and our investment in NovaDel Pharma, Inc. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our auction rate securities and our investment in NovaDel. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of June 30, 2007, and we have never held such instruments in the past.

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

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. The risk factors set forth below that are marked with an asterisk (*) contain material changes to the similarly titled risk factor included in Item 1A to our Annual Report on Form 10-K. If any of these risks actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Related to Our Business

We are a development stage company with a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.*

We are a development stage company with a limited operating history. We have never generated revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2006, we had net losses of $44.8 million. From our inception in December 2002 through June 30, 2007, we have incurred an aggregate net loss of $80.1 million.

We expect our cash requirements to increase substantially in the foreseeable future as we:

•	continue to undertake preclinical development and, if and when permitted by appropriate regulatory agencies, clinical trials for our current and any new product candidates;

•	seek regulatory approvals for our product candidates at the appropriate time in the future;

•	implement additional internal systems and infrastructure;

•	seek to acquire additional technologies to develop; and

•	hire additional personnel.

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

We need to raise additional capital to fund our operations. If we are unable to raise additional capital when needed, we may have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.*

We expect to incur losses at least until we can successfully commercialize one or more of our product candidates. We expect that we will require additional financing to fund our development programs and to expand our infrastructure and commercialization activities. Net cash used in operating activities was $20.5 million in the year ended December 31, 2006 and $14.0 million for the six months ended June 30, 2007. Together with our existing cash, cash equivalents and available for sale securities, we expect that the net proceeds from this offering will be sufficient to fund our operations into the second half of 2008. Accordingly, we will need additional capital to fund our operations beyond such point. If we fail to obtain the necessary financing, we will not be able to fund our operations. We have no committed sources of additional capital. We do not know whether additional financing will be available on terms favorable to us when needed, if at all. If we fail to advance our current product candidates to later stage clinical trials, successfully commercialize Marqibo or acquire new product candidates for development, we will have difficulty obtaining additional financing. Our future capital requirements depend on many factors, including:

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

We rely on key executive officers and their experience and knowledge of our business would be difficult to replace in the event any of them left Hana.*

We are highly dependent on Mark Ahn, our president and chief executive officer, Fred Vitale, our vice president and chief business officer, Steven Deitcher, our executive vice president, development and chief medical officer, and John Iparraguirre, our vice president and chief financial officer. Dr. Ahn’s, Mr. Vitale’s, Dr. Deitcher’s and Mr. Iparraguirre’s employment are governed by written employment agreements, each of which have terms that expire in either November 2008 or, in Dr. Deitcher’s case, May 2010. Dr. Ahn, Mr. Vitale, Dr. Deitcher and Mr. Iparraguirre may terminate their employment with us at any time, subject, however, to certain non-solicitation covenants. The loss of the technical knowledge and management and industry expertise that would result in the event Dr. Ahn left Hana could result in delays in the development of our product candidates, and divert management resources. The loss of Mr. Vitale could impair our ability to expand our product development pipeline and commercialize our product candidates, which may harm our business prospects. The loss of Dr. Deitcher could impair our ability to initiate new and sustain existing clinical trials, as well as identify potential product candidates. The loss of Mr. Iparraguirre could impair our ability to obtain additional financing and to accurately and timely file our periodic and other reports with the SEC. We do not carry “key person” life insurance for any of our officers or key employees.

Our ability to realize any of the milestones and royalties payable under our Sublicense Agreement with Par is substantially dependent on Par’s ability to successfully develop and obtain FDA approval of Zensana.*

Our ability to realize any of the contingent milestones and other consideration under our Sublicense Agreement with Par is subject to Par’s ability to successfully develop and commercialize Zensana. Under the terms of the Sublicense Agreement, Par has responsibility for the development of Zensana. If the current formulation of Zensana proves to be scaleable, Par will need to reestablish bioequivalency through new clinical trials. Even if these studies are successful, Par may not be in a position to file an NDA until 2009 or later. If Par’s development of Zensana is not successful, we will be unable to commercialize Zensna. Since we have no products available for sale, the failure to commercialize Zensana may significantly harm our business.

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

 In May 2006, we licensed Marqibo from Inex, which was succeeded by Tekmira Pharmaceuticals Corp. in April 2007. Marqibo is not currently permitted to be commercially used. Inex submitted an NDA pursuant to Section 505(b)(2) for accelerated marketing approval of Marqibo primarily based upon a single arm, Phase II clinical trial, which was reviewed by the FDA in 2004 and 2005. In January 2005, the FDA issued a not approvable letter to Inex for the Marqibo NDA for the treatment of patients with relapsed refractory NHL previously treated with at least two chemotherapy regimens. The FDA’s not approvable letter cited a variety of reasons for not approving the NDA, including the following:

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

Other than Marqibo, the other product candidates that we are developing, Alocrest, Talvesta, Optisomal Topotecan, and topical menadione, are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates. In addition to the risks set forth above for Marqibo, which also apply to Alocrest, Optisomal Topotecan, Talvesta and topical menadione, these product candidates also have additional risks as each is in an earlier stage of development and review.

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

Our competitive position may be harmed if a competitor obtains orphan drug designation and approval for the treatment of ALL for a clinically superior drug.*

Orphan drug designation is an important element of our competitive strategy because the latest of our licensors’ patents for Marqibo expires in September 2020. In 2007, the FDA granted orphan drug designation for the use of Marqibo in treating adult ALL. The company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. However, even though we obtained orphan drug status for Marqibo in the treatment of adult ALL, the FDA may permit other companies to market a drug for the same designated and approved condition during our period of orphan drug exclusivity if it can be demonstrated that the drug is clinically superior to our drug. This could create a more competitive market for us.

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

Our reliance on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.*

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Risks Related to Our Ability to Commercialize Our Product Candidates

Our success depends substantially on Marqibo, which is still under development and requires further regulatory approvals. If we are unable to commercialize Marqibo, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be diminished.*

We intend to commence a multi-center, multi-national Phase 2 trial of Marqibo in adult patients with relapsed ALL. We also plan to conduct a Phase 3 first-line clinical trial in newly-diagnosed, elderly adults with Philadelphia chromosome-negative ALL. In addition, we are planning a single-center pilot Phase 2 clinical trial of Marqibo in patients with metastatic malignant uveal melanoma. See “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. A significant portion of our time and financial resources for at least the next twelve months will be used in the development of our Marqibo program. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Marqibo.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory policies and proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, which contains, among other changes to the law, a wide variety of changes that impact Medicare reimbursement of pharmaceuticals to physicians and hospitals. The MMA requires that, as of January 1, 2005, payment rates for most drugs covered under Medicare Part B, including drugs furnished incident to physicians’ services, are to be based on manufacturer’s average sales price, or ASP, of the product. Implementation of the ASP payment methodology for drugs furnished in physician’s offices generally resulted in reduced payments in 2005, and could result in lower payment rates for drugs in the future.

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

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.*

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If approved, Marqibo will compete with unencapsulated vincristine, which is generic, other cytotoxic agents such as antimetabolites, alkylating agents, cytotoxic antibiotics, vinca alkyloids, platinum compounds and taxanes, and other cytotoxic agents that use different encapsulation technologies. If approved, Talvesta will compete with existing antifolate therapies currently being sold by Pfizer, Inc. (trimetrexate), Eli Lilly & Co. (pemetrexed) and Novartis AG (edatrexate). These or other future competing products and product candidates may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

Risks Related to Our Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.*

Our success, competitive position and future revenues will depend in large part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We have licensed from third parties rights to numerous issued patents and patent applications. To date, through our license agreements for Marqibo, Alocrest, Optisomal Topotecan, Talvesta and topical menadione, we hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications. We also have patent rights to applications pending in several foreign jurisdictions. We have filed and anticipate filing additional patent applications both in the United States and internationally, as appropriate.

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

Our license to Marqibo, Alocrest and Optisomal Topotecan are governed by a series of transaction agreements which may be individually or collectively terminated, not only by Inex, but also by M.D. Anderson Cancer Center, British Columbia Cancer Agency or University of British Columbia under the underlying agreements governing the license or assignment of technology to Inex. Inex may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

Third party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.*

In order to protect or enforce patent rights, we may initiate patent litigation against third parties. Similarly, we may be sued by others. We also may become subject to proceedings conducted in the U.S. Patent and Trademark Office, including interference proceedings to determine the priority of inventions, or reexamination proceedings. In addition, any foreign patents that are granted may become subject to opposition, nullity, or revocation proceedings in foreign jurisdictions having such proceedings opposed by third parties in foreign jurisdictions having opposition proceedings. The defense and prosecution, if necessary, of intellectual property actions are costly and divert technical and management personnel from their normal responsibilities.

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

From January 1, 2005 to June 30, 2007, the market price of our common stock has ranged from a high of $12.94 per share to a low of $1.25 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the offering price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

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

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

We held our Annual Meeting of Stockholders at the Radisson Sierra Point Hotel, 5000 Sierra Point Parkway in Brisbane, California on June 22, 2006. The stockholders took the following actions:

(i)    The stockholders elected six directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Mark J. Ahn	21,028,815	315,195
Arie S. Belldegrun	19,975,706	1,368,304
Isaac Kier	19,998,189	1,345,821
Leon E. Rosenberg	21,039,098	304,912
Michael Weiser	16,530,614	4,813,396
Linda E. Wiesinger	21,012,864	331,146

(ii)    The stockholders approved an amendment to our 2004 Stock Incentive Plan increasing the number of shares common stock authorized for issuance thereunder to 7,000,000. There were 5,371,766 votes were cast for the proposal; 4,357,546 votes were cast against the proposal; 632,711 votes abstained; and there were 10,981,987 broker non-votes.

Item 5. Other Information

On April 30, 2007, we entered into an assignment and novation agreement with Inex Pharmaceuticals Corporation, pursuant to which Inex assigned to us all of its rights, benefits and obligations of a Patent and Technology License Agreement dated February 14, 2000, as amended on August 15, 2000, between Inex and the University of Texas M.D. Anderson Cancer Center (the “M.D. Anderson License”). Pursuant the M.D. Anderson License and prior to the assignment, Inex held an exclusive, worldwide license to certain patents and other intellectual property owned by M.D. Anderson relating to Marqibo. Since May 2006, we have had an exclusive, worldwide sublicense to the same patents and intellectual property pursuant to pursuant to a License Agreement dated May 6, 2006 between us and Inex (the “Original Inex License Agreement”). As a result of the assignment of the M.D. Anderson License, we hold a direct license to such patents and intellectual property from M.D. Anderson. The M.D. Anderson License is attached to this Form 10-Q as Exhibit 10.3 and incorporated herein by reference.

On April 30, 2007, we amended and restated the Original Inex License Agreement. The terms of the Original Inex License Agreement were described under paragraph (1) of Item 1.01 of our Current Report on Form 8-K filed with the Commission on May 11, 2006, which is incorporated by reference herein. As a result of the assignment by Inex to us of its interest in the M.D. Anderson License, the purpose of the April 2007 amended and restated license agreement was to remove the sublicense granted to us by Inex covering certain patents and other intellectual property owned by the University of Texas M.D. Anderson Cancer Center that relate to our Marqibo, Alocrest and Optisomal Topotecan product candidates. The amended and restated license agreement with Inex is attached to this Form 10-Q as Exhibit 10.4 and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated May 6, 2007 between Hana Biosciences, Inc. and Steven R. Deitcher.

10.2	Hana Biosciences, Inc. 2004 Stock Incentive Plan, as amended through June 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2007).

10.3
Patent and Technology License Agreement dated February 14, 2000 (including amendment dated August 15, 2000) between the Board of Regents of the University of texas System on behalf of the University of Texas M.D. Anderson Cancer Center and Hana Biosciences, Inc., as successor in interest to Inex Pharmaceuticals Corp.**

10.4	Amended and Restated License Agreement dated April 30, 2007 between the Company and Tekmira Pharmaceuticals Corp., as successor in interest to Inex Pharmaceuticals Corp. **

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: August 9, 2007	By:	/s/ Mark J. Ahn
Mark J. Ahn
President and Chief Executive Officer

Dated: August 9, 2007	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	Employment Agreement dated May 6, 2007 between Hana Biosciences, Inc. and Steven R. Deitcher.

10.2	Hana Biosciences, Inc. 2004 Stock Incentive Plan, as amended through June 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2007).

10.3
Patent and Technology License Agreement dated February 14, 2000 (including amendment dated August 15, 2000) between the Board of Regents of the University of texas System on behalf of the University of Texas M.D. Anderson Cancer Center and Hana Biosciences, Inc., as successor in interest to Inex Pharmaceuticals Corp.**

10.4	Amended and Restated License Agreement dated April 30, 2007 between the Company and Tekmira Pharmaceuticals Corp., as successor in interest to Inex Pharmaceuticals Corp. **

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Commission.