Form 10-Q
period 2007-09-30
Hana Biosciences Inc
filed 2007-11-08
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________.

Commission file number 001-32626

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

7000 Shoreline Ct., Suite 370, South San Francisco , CA.	94080
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

As of November 8, 2007, there were 32,169,553 shares of the registrant's common stock, $.001 par value, outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 Form 10-Q”), that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the June 2007 Form 10-Q and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,575,941	$29,127,850
Available-for-sale securities	1,239,277	6,131,000
Prepaid expenses and other current assets	423,530	496,519
Total current assets	19,238,748	35,755,369

Property and equipment, net	381,935	424,452
Restricted cash	125,000	125,000
Total assets	$19,745,683	$36,304,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,876,164	$2,739,956
Accrued expenses	982,297	1,547,459
Accrued personnel related expenses	638,595	1,050,657
Accrued research and development costs	540,899	596,927
Total current liabilities	4,037,955	5,934,999

Commitment and contingencies:

Stockholders' equity:
Common stock, $0.001 par value:
100,000,000 shares authorized, 32,169,553 and 29,210,627 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	32,170	29,211
Additional paid-in capital	100,906,382	93,177,445
Accumulated other comprehensive income	—	20,000
Accumulated deficit	(85,230,824)	(62,856,834)
Total stockholders' equity	15,707,728	30,369,822
Total liabilities and stockholders' equity	$19,745,683	$36,304,821

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

License revenue	$1,150,000	$—	$1,150,000	$—

Operating expenses:
Selling, general and administrative	481,155	3,440,436	6,553,502	7,000,719
Research and development	5,730,859	7,918,422	17,442,556	28,864,928

Total operating expenses	6,212,014	11,358,858	23,996,058	35,865,647

Loss from operations	(5,062,014)	(11,358,858)	(22,846,058)	(35,865,647)
Other income (expense):
Interest income, net	264,169	507,347	969,125	892,099
Other expense, net	(302,418)	(46,291)	(497,057)	(62,983)
Total other income (expense)	(38,249)	461,056	472,068	829,116

Net loss	$(5,100,263)	$(10,897,802)	$(22,373,990)	$(35,036,531)

Net loss per share, basic and diluted	$(0.16)	$(0.38)	$(0.75)	$(1.37)

Shares used in computing net loss per share, basic and diluted	31,197,295	28,787,445	29,958,487	25,656,244

Comprehensive loss:
Net loss	$(5,100,263)	$(10,897,802)	$(22,373,990)	$(35,036,531)
Unrealized gain (loss)	—	(16,000)	(20,000)	52,000

Comprehensive loss	$(5,100,263)	$(10,913,802)	$(22,393,990)	$(34,984,531)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Period from January 1, 2007 to September 30, 2007

	Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders'
	Shares	Amount	capital	(loss)	deficit	equity
Balance at January 1, 2007	29,210,627	$29,211	$93,177,445	$20,000	$(62,856,834)	$30,369,822
Issuance of shares upon exercise of warrants, options and restricted stock	482,593	483	26,516	—	—	26,999
Stock-based compensation of employees amortized over vesting period of stock options	—	—	4,006,878	—	—	4,006,878
Issuance of shares under employee stock purchase plan	49,454	49	115,135	—	—	115,184
Share-based compensation to nonemployees for services	—	—	(150,165)	—	—	(150,165)
Shares returned[1]	(73,121)	(73)	73
Repurchase of employee stock options	—	—	(117,000)	—	—	(117,000)
Sale of shares – Par Pharma	2,500,000	2,500	3,847,500			3,850,000
Net loss	—	—	—	—	(22,373,990)	(22,373,990)
Unrealized loss on available-for-sale securities	—	—	—	(20,000)	—	(20,000)

Balance at September 30, 2007	32,169,553	$32,170	$100,906,382	$—	$(85,230,824)	$15,707,728

See accompanying notes to unaudited condensed financial statements.

1 These shares were returned from NovaDel as part of an amendment to the Company’s license agreement for our product candidate Zensana. This is pursuant to a sublicense agreement signed in October 2007 with Par Pharmaceuticals for the same product candidate. See Note 8 in the “NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS” for additional information.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(22,373,990)	$(35,036,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,798	69,503
Stock-based compensation of employees	4,006,878	6,277,914
Share-based compensation to nonemployees for services	(150,165)	235,650
Shares issued to nonemployees - transaction fee	—	185,841
Issuance of shares in partial consideration for license agreement	—	10,773,260
Loss on sale of capital assets	1,052	41,759
Realized loss on available-for-sale securities	436,000	—
Unrealized gain on available-for-sale securities	—	52,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	29,964	(153,114)
Increase (decrease) in accounts payable	(863,791)	819,434
Increase (decrease) in accrued and other liabilities	(1,033,253)	1,618,422
Net cash used in operating activities	(19,820,507)	(15,115,862)

Cash flows from investing activities:
Purchase of property and equipment	(85,333)	(490,916)
Proceeds from sale of equipment	—	2,760
Purchase of marketable securities	(4,496,252)	(6,075,000)
Sale of marketable securities	8,975,000	—
Restricted cash deposited in escrow	—	(125,000)
Net cash provided by (used in) investing activities	4,393,415	(6,688,156)

Cash flows from financing activities:
Proceeds from registered direct and private placements of preferred and common stock, net	3,850,000	37,118,305
Repurchase of employee stock options	(117,000)	—
Proceeds from exercise of warrants and options and employee stock purchase plan	142,183	929,260
Net cash provided by financing activities	3,875,183	38,047,565

Net increase(decrease) in cash and cash equivalents	(11,551,909)	16,243,547

Cash and cash equivalents, beginning of period	29,127,850	17,082,521

Cash and cash equivalents, end of period	$17,575,941	33,326,068

Supplemental disclosures of cash flow data:
Cash paid for interest	$3,807	1,577
Supplemental disclosures of noncash financing activities:
Unrealized loss on available-for-sale securities	20,000	52,000
Common stock issued to as partial consideration for license agreement	—	10,279,642

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hana Biosciences, Inc. (“Hana”, “we” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.

Basis of Presentation

From inception to July 31, 2007, when the Company entered into a sublicense agreement with Par Pharmaceuticals, Inc., the Company was a development stage enterprise since it had not generated revenue from the sale of its products or through licensing agreements. Accordingly, the financial statements were prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes all revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, where revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue from the license or assignment of intellectual property and rights to third parties, including development milestone payments associated with such agreements if the funds have been received, the rights to the property have been delivered, and the Company has no further obligations under the date(s) when the payment has been received or collection is assured.

To date, the Company has only earned revenue from a non-refundable upfront payment pursuant to a sublicense agreement, as described further in Note 8.

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an antidilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at September 30, 2007 and 2006 upon exercise or conversion that were not included in the computation of net loss per share totaled 6,029,602 and 6,380,137, respectively.

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

Available-for-sale Securities

Available-for-sale securities consist of investments acquired with maturities exceeding three months. All available-for-sale securities are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive income (loss). For available-for-sale securities, a loss is recognized in the period an investment is considered to have an other-than-temporary impairment. The recognized loss is equal to the difference between the cost basis of the security and the fair value of the security at the balance sheet date of the reporting period for which the assessment is made. The new cost basis of the security will become the fair value of the security at this same period.

In the past, the Company has owned certain auction rate securities in its managed funds account and may do so again in the future. These are highly liquid, investment-grade securities. Auction rate securities generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability for holders to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such and because of management's intent regarding these securities, the Company classifies these securities as short-term investments. There were no material unrealized gains or losses associated with these investments as of September 30, 2007.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the recognition, measurement, accounting and disclosure for uncertainty in tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal and state jurisdictions where it has filed income tax returns, as well as all open tax years in these jurisdictions. The Company is subject to US and California taxes for tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns in California are the 2002 through 2006 tax years. There are currently no ongoing examinations by the relevant tax authorities.

At the adoption date and as of September 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. There was no interest or penalties recognized related to uncertain tax positions. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006 FASB issued Statement No. 157, “Fair Value Measurement”s.   The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the hedge accounting provisions as prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $22.4 million for the nine months ended September 30, 2007. The Company has financed its operations since inception primarily through equity and debt financing. During the nine months ended September 30, 2007, the Company had a net decrease of $11.6 million in cash and cash equivalents. This decrease primarily resulted from net cash used in operating activities of $19.8 million for the nine months ended September 30, 2007. Total cash and cash equivalents and available-for-sale securities as of September 30, 2007 were $18.8 million compared to $35.3 million at December 31, 2006.

The Company's continued operations will depend on whether it is able to continue the progression of the development of its product candidates, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell products that have obtained FDA approval or enter into partnerships and/or license agreements regarding the commercialization of the Company’s products and product candidates. Through September 30, 2007, a significant portion of the Company's financing has been through private placements of common stock. The Company will continue to fund operations from cash on hand and through the potential sale of similar sources of capital previously described, or through debt.

With current cash, cash equivalents and available-for-sale securities, which totaled $18.8 million as of September 30, 2007, as well as the funds available to the Company pursuant to its October 2007 loan commitment, the Company expects to be able to fund anticipated operating needs into the second half of 2009 (unaudited) based upon the current and desired pace of clinical development of the Company’s current product candidates, (including milestone payments that are expected to be triggered under the license agreements relating to the Company’s product candidates, all of which can be satisfied through the issuance of new shares of the Company’s common stock), and expected general corporate and administrative expenses. However, the actual amount of funds needed to operate is subject to many factors, some of which are beyond the Company’s control. The Company expects to incur substantial expenses as it continues its drug development efforts, particularly to the extent the Company advances its lead candidate Marqibo through a pivotal clinical study. Beyond the Company’s current cash and cash equivalents on hand, and the funds available to it under its October 2007 loan commitment, the Company cannot assure that future financing will be available in amounts or on terms acceptable to it, if at all. If the Company is unable to secure sufficient additional capital or enter into strategic partnerships and/or license agreements when it needs to, it will be forced to curtail the development of its product candidates, which would delay the time by which any of our product candidates could receive regulatory approval.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At the May 2006 Annual Meeting, the Company's Stockholders also ratified and approved the Company's 2006 Employee Stock Purchase Plan (the “2006 Plan”), which had been approved by the Company’s Board of Directors on March 31, 2006. The 2006 Plan provides the Company's eligible employees with the opportunity to purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock. As of September 30, 2007, there have been 49,454 shares issued under the 2006 Plan.

Restricted Stock Awards The Company's Board of Directors has awarded, under the 2004 Plan, 524,264 shares of restricted stock as of September 30, 2007, at no cost to the Company's executive officers and directors.

A summary of the status of the Company's restricted stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

Nonvested Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	460,764	$10.65
Granted	—	—
Vested	(255,764)	10.45
Cancelled/Forfeited	(205,000)	10.90

Nonvested at September 30, 2007	—	$—

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock Options The Company currently awards stock option grants under its 2003 and 2004 Plan. Under the 2003 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 1,410,068 shares of its common stock. Under the 2004 Plan, the Company may grant incentive and non-qualified stock options to employees, directors, consultants and service providers to purchase up to an aggregate of 7,000,000 shares. Historically, stock options issued under these plans primarily vest ratably on an annual basis over the vesting period, which has generally been three years.

The following table summarizes information about stock options outstanding at September 30, 2007 and changes in outstanding options in the nine months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2007	5,123,917	$4.42
Options granted	1,418,000	2.48
Options cancelled	(2,301,388)	4.27
Options exercised	(226,829)	0.89
Outstanding September 30, 2007	4,013,700	4.02	8.56	$145,543
Exercisable at September 30, 2007	1,196,140	$3.25	7.26	$145,543

Total stock-based compensation expense was approximately $(0.2) million and $4.0 million related to employee stock options and restricted stock recognized in the operating results for the three and nine months ended September 30, 2007 compared to $3.6 million and $6.3 million stock-based compensation for the three and nine months ended September 30, 2006, respectively.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
	Number of Shares Subject to Options	Weighted Average Exercise	Weighted Average Remaining Contractual Life of Options	Number of Options	Weighted Average Exercise
Exercise Price	Outstanding	Price	Outstanding	Exercisable	Price
$0.07 - $ 1.74	1,782,539	$1.44	8.5 yrs	639,539	$1.15
$2.04 - $ 4.97	824,328	4.32	8.2 yrs	384,269	4.46
$5.01 - $ 11.81	1,406,833	7.11	8.9 yrs	172,333	8.36

$0.07 - $11.81	4,013,700	$4.02	8.6 yrs	1,196,140	$3.25

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

Through September 30, 2007, the Company had issued 49,454 shares under the 2006 Plan. For the three and nine months ended September 30, 2007, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $52,000 and $141,000, respectively, compared to approximately $47,000 stock-based compensation expense taken in both the three and nine months ended September 30, 2006.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee stock options
Risk-free interest rate	4.5%	5.01%	4.5%	5.01%
Expected life (in years)	6.0	5.0 - 6.0	5.5 - 6.0	5.0 - 6.0
Volatility	0.8	0.7	0.8	0.7
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	4.82 - 4.91%	5.16 – 5.24%	4.82 - 5.09%	5.16 – 5.24%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	0.73 - 0.93	0.67 – 1.10	0.55 - 1.03	0.67 – 1.10
Dividend Yield	0%	0%	0%	0%

The Company's computation of expected volatility of employee stock options is based on historical volatilities of peer companies. Peer companies' historical volatilities are used in the determination of expected volatility due to the short trading history of the Company's common stock. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. For the 2006 Plan, the Company used historical data of its common stock price to calculated expected volatility as the Company had sufficient historical data for the expected terms used in the Black-Scholes-Merton calculation. To determine the expected term of the Company's employee stock options granted upon adoption of SFAS 123(R), we utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). This approach resulted in expected terms of 5.5 to 6 years for options granted during the nine months ended September 30, 2007. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-Employee Stock Options. The Company has also granted stock options to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes-Merton option pricing model to determine the fair value of such awards.  For the three and nine months ended September 30, 2007, the Company recognized approximately $1,500 and ($0.2) million of stock-based compensation expense related to awards held by non-employee consultants, respectively. The reversal of approximately $0.2 million of expense for the nine months ended September 30, 2007 is mainly due to the decline in the Company’s stock price at September 30, 2007 compared to December 31, 2006. During the three and nine months ended September 30, 2006, the Company recognized $0.1 million and $0.2 million, respectively, in stock-based compensation related to awards held by non-employee consultants.

Warrants . The following table summarizes the warrants outstanding as of September 30, 2007 and the changes in outstanding warrants in the nine months then ended:

	NUMBER OF SHARES SUBJECT TO WARRANTS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE
Warrants outstanding January 1, 2007	2,015,901	$3.42
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding September 30, 2007	2,015,901	$3.42

NOTE 5. AVAILABLE-FOR-SALE SECURITIES

On September 30, 2007, the Company had $1,196,252 in total available-for-sale securities which consisted of shares of NovaDel Pharma, Inc (“NovaDel”) purchased in conjunction with the Zensana license agreement, and other short-term investments.

At September 30, 2007, the Company had $996,252 of available-for-sale securities invested in auction rate securities and other short-term investments and no material unrealized gains or losses were recognized as of September 30, 2007 related to these investments.

In October 2004, the Company acquired 400,000 shares of common stock from NovaDel for $2.50 a share. The Company paid a premium of $0.91 per share over the market value of the NovaDel shares, which was $1.59 on the purchase date. Of the $1.0 million paid for the 400,000 shares, the premium of $0.91 per share, or $364,000, was expensed upon acquisition. The remaining fair market value of $636,000 was recorded as an available-for-sale security. As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. Since October 2005, the Company has classified the shares as available-for-sale and recorded changes in their value as part of its comprehensive income. The market value of these shares on September 30, 2007 was $200,000, and the Company realized a loss of $436,000 since the original purchase in October 2004. The Company recorded realized losses as of September 30, 2007, as the decline in value, in the opinion of management, is considered other-than-temporary. On September 30, 2006, the market value of these shares was $524,000 and the Company had an unrealized loss of $112,000 since the original purchase in October 2004.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement relating to its South San Francisco, CA offices. The sublease required the Company to provide a security deposit in the amount of $125,000. To satisfy this obligation the Company obtained a $125,000 letter of credit with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to obtain the letter of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with its financial institution. This compensating balance for the letter of credit will be restricted for the entire three-year period of the sub-lease.

NOTE 7. COMMITMENTS

Employment Agreements.   The Company entered into a written three year employment agreement with its former Chief Executive Officer dated November 1, 2003, which was subsequently amended in December 2005 to provide for a term that expires in November 2008. Effective as of August 24, 2007, the former Chief Executive Officer resigned from such office and, as of September 15, 2007, he resigned as an employee of the Company. In accordance with the terms of the employment agreement, all of the Company’s future salary commitments were terminated as of September 15, 2007, and no additional compensation is owed.

The Company entered into a written two year employment agreement with its Vice President, Chief Business Officer on January 25, 2004. This agreement was amended in December 2005 and now provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided over the remaining term of the agreement amounted to approximately $271,000 at September 30, 2007.

On May 6, 2007, the Company entered into a written three year employment agreement with its Executive Vice President, Development and Chief Medical Officer, whose employment commenced May 21, 2007. This agreement provides for an employment term that expires in May 2010. Effective as of August 24, 2007, the Executive Vice President, Development and Chief Medical Officer, was appointed Chief Executive Officer. There was no change to the compensation terms of the employment agreement as a result of the change in position. The minimum aggregate amount of gross salary compensation and guaranteed bonuses to be provided for over the remaining term of the agreement amounted to approximately $1,150,000 at September 30, 2007.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $190,000 at September 30, 2007.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. The total cash payments due for the duration of the sublease equaled approximately $1.0 million on September 30, 2007.

NOTE 8. AGREEMENT WITH PAR PHARMACEUTICAL

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In consideration for the license grant, Par purchased 2,500,000 newly-issued shares of the Company’s common stock at a price per share of $2.00 per share for aggregate consideration of $5,000,000. On July 31, 2007, the market value of the Company’s common stock was $1.54 per share. The difference between the sale price of $2.00 and the market value of the common stock on the purchase date was $0.46 per share premium. Of the total proceeds received from Par of $5.0 million, $1.2 million is related to the premium paid and represents revenues that will be recognized over the service period required by the sublicense agreement, with the remaining $3.9 million accumulated to shareholder’s equity. As of September 30, 2007, the Company has recognized the entire $1.2 million in license fee revenue related to the sublicense agreement in accordance with the requirements of Staff Accounting Bulletin No. 104, as the Company fulfilled all obligations related to the upfront payment received from Par as part of the sublicense agreement.

As additional consideration for the sublicense, following regulatory approval of Zensana, Par is required to pay the Company an additional one-time payment of $6,000,000, of which $5,000,000 is payable by the Company to NovaDel under the License Agreement. In addition, the Sublicense Agreement provides for an additional aggregate of up to $44,000,000 in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. The Company will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that the Company will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to the Company increases beyond its royalty obligation to NovaDel.

NOTE 9. SUBSEQUENT EVENTS

On October 30, 2007, the Company entered into a loan facility agreement with certain affiliates of Deerfield Management (“Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates. Pursuant to the agreement, the Company may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by the Company in as many as four installments every six months commencing October 30, 2007. Pursuant to such schedule, the Company drew down $7.5 million on November 1, 2007. The remaining $10 million of the loan is subject to disbursement in three installments upon the achievement of clinical development milestones relating to the Company’s Marqibo and Menadione product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and the Company must repay all outstanding amounts owing under the loan no later than October 30, 2013. The Company is also required to make quarterly interest payments, at the rate of 9.85% annually. In accordance with the agreement, the Company paid a loan commitment fee of $1,050,000 to Deerfield Management.

As additional consideration for the loan, the Company also issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of the Company’s common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market on October 30, 2007. One series of such warrants represents the right to purchase 4,825,433 shares, which equals 15% of the Company’s currently issued and outstanding shares of common stock. These warrants contain an anti-dilution feature so that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of the Company’s then outstanding common stock. The Company may buy out Deerfield’s rights under the anti-dilution provision of the first series after October 30, 2010 by paying $2.5 million, or after October 30, 2011 by paying $1.5 million, provided the loan has been repaid at the time. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. If and when the Company draws down the portion of the loan conditioned upon the achievement of clinical development milestones relating to Marqibo and Menadione, the Company is required to issue additional warrants to Deerfield which would represent the right to purchase an additional number of shares of common stock equal to 3.5% of the Company’s then outstanding shares if the Company drew down the entire $10 million subject to milestone achievement. These warrants, which will also be exercisable at $1.31 per share, will be identical in form as the first series of warrants, including the Company’s right to buy-out the anti-dilution feature of such warrants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part II of the June2007  Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements .

Overview

We are a biopharmaceutical company focused on acquiring, developing, and commercializing innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.

We currently have rights to the following product candidates in various stages of development:

•
Marqibo ® (vincristine sulfate injection, OPTISOME™) - We acquired our rights to Marqibo from Tekmira Pharmaceuticals Corporation (formerly Inex Pharmaceuticals Corporation) in May 2006. To date, Marqibo has been evaluated in more than 600 patients in 13 clinical trials, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma (NHL) and acute lymphoblastic leukemia (ALL). In August 2007, we initiated a multi-center, multi-national, Phase 2 registration-enabling clinical trial of Marqibo in adult patients with relapsed ALL, known as the rALLy study. The patient population is defined as Philadelphia chromosome-negative adult patients in second relapse or those patients who relapsed following two lines of anti-leukemia chemotherapy, including those who have previously undergone stem cell transplantation. We expect to enroll up to 56 evaluable patients in this clinical trial from approximately 30 sites. We also plan to conduct a Phase 3, supportive clinical trial in newly diagnosed, elderly adults with Philadelphia chromosome-negative ALL. This Phase 3 randomized trial will compare Marqibo to vincristine as part of a standardized multi-drug regimen in the induction, consolidation, and maintenance phases of treatment. We plan to conduct this study in collaboration with three major U.S. oncology cooperative groups with potential participation by ex-U.S. ALL oncology consortiums. Pending final review by the cooperative groups and approval by the Cancer Therapy Evaluation Program (CTEP), we anticipate this study will potentially commence in the first half of 2008. We are also planning a single-center pilot Phase 2 clinical trial of Marqibo in patients with metastatic malignant uveal melanoma. The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy. We expect to enroll up to 30 patients in this clinical trial and may add additional sites as needed to support enrollment. Additionally, the FDA granted Marqibo Orphan Drug Designation for the treatment of adult ALL and Fast Track status for the treatment of Philadelphia chromosome-negative adult patients in second relapse or those patients who relapsed following two lines of anti-leukemia chemotherapy.

•
Alocrest™ (vinorelbine tartrate injection, OPTISOME™) - In August 2006, we initiated a Phase 1 clinical trial to assess the safety, tolerability and preliminary efficacy of Alocrest in patients with advanced solid tumors. The trial is being conducted at the Cancer Therapy and Research Center in San Antonio, Texas,   McGill University in Montreal, Canada; and South Texas Accelerated Research Therapeutics, San Antonio. The trial is currently in its sixth dosing cohort and we expect to complete this Phase 1 trial in 2007.

•
Brakiva™ (topotecan hydrochloride injection, OPTISOME™) - We have completed essential preclinical investigational new drug application (IND) activation enabling studies for Brakiva. We submitted the IND to the FDA and the IND was opened in October 2007. We expect to initiate a Phase 1 clinical trial by the end of 2007 or in early 2008.

•
Talvesta™ (talotrexin) for Injection  -  In April 2004, we commenced an NCI-sponsored Phase 1 clinical trial to evaluate the safety of Talvesta when administered intravenously on days 1, 8 and 15 of a 28-day cycle to patients with solid tumors. In March 2007, this clinical trial was discontinued due to one drug-related patient death following an extended course of therapy. We commenced a Phase 1/2 clinical trial of Talvesta in non-small cell lung cancer in February 2005. In the Phase 1 portion of this clinical trial, Talvesta was administered to patients to ascertain the maximum tolerated dose of the drug. We have suspended enrollment in this clinical trial for additional safety analysis. In May 2005, we commenced a Phase 1/2 clinical trial of Talvesta in ALL. The Phase 1 portion of this clinical trial is closed for enrollment.  While we have not seen issues related to unexpected toxicity in the ALL trial, we proactively suspended enrollment in the Phase 2 portion of the ALL trial as a safety precaution.  Subsequent to our postponement of initiating new clinical trials, the FDA notified us that it had placed the Talvesta studies on clinical hold. After a thorough medical review and evaluation of the resources required to enable this compound to reenter clinical trials, we have chosen to stop further development of this drug candidate as of November 2007.

•
Kyrbax™ (Menadione) - We acquired the rights to Menadione in October 2006 pursuant to a license agreement with the Albert Einstein College of Medicine, (AECOM). We have finalized an initial formulation of Menadione and completed essential IND-enabling studies. We expect to submit an IND to the FDA by the end of 2007.

•
Zensana™ (ondansetron HCI) Oral Spray   - On July 31, 2007, we entered into a definitive agreement providing for the sublicense of all of our rights to develop and commercialize Zensana to Par Pharmaceutical, Inc. Under the terms of our agreement, Par is now responsible for all regulatory, development and commercialization activities for Zensana. Accordingly, we do not expect to incur additional expenses relating to Zensana. See “Off Balance Sheet Arrangements - License Agreements - Zensana License.”

To date, we have not received regulatory approval and marketing authorization for any drug candidates in any market, however we have received revenues from a license agreement entered into with Par Pharmaceuticals in July 2007 for one of our product candidates. The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business. Also, if we are unable to enter into strategic partnerships, we may not be able to develop or we may be forced to slow down development and commercialization of some or all our product candidates.

We will not generate any product commercial sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin marketing and selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. In addition, as we continue the development of our remaining product pipeline, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates or in some instances, enter into strategic partnerships. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Revenues

We do not expect to generate any significant revenue from product sales or royalties in the foreseeable future. We anticipate that any revenues that we may recognize in the near future will be related to upfront, milestone development funding payments received pursuant to strategic license agreements or partnerships and that we may have large fluctuations of revenue recognized from quarter to quarter as a result of the timing and the amount of these payments. We may be unable to control the development of commercialization of these products and may be unable to estimate the timing and amount of revenue to be recognized pursuant to these agreements. Revenue from these agreements and partnerships help us fund our continuing operations. We expect our revenues to increase in the future as we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our future revenues will decrease and we may be forced to limit our development of our product candidates.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred.

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

Revenue Recognition

We recognize all revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, where revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

We recognize revenue from the license or assignment of intellectual property and rights to third parties, including development milestone payments associated with such agreement if the funds have been received, the rights to the property have been delivered, and we have no further obligations under the date(s) when the payment has been received or collection is assured.

To date, we have only earned revenue from a non-refundable upfront payment pursuant to a sublicense agreement, as described further in Note 8 in the “Notes to Unaudited Condensed Financial Statements” section of this Form 10-Q. .

Recent Accounting Pronouncements

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements”.   This Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. The statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier adoption is permitted provided the company also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact that this standard may have on our financial statements.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. For the three months ended September 30, 2007, we recognized $1.2 million in revenue compared to none for the same period in 2006. This revenue consisted entirely of the recognition of the upfront payment received from Par as part of the sublicense agreement for Zensana. As of September 30, 2007, all obligations related to the upfront payment received were satisfied. Prior to this sublicense transaction, the Company was in the developmental stage and had not yet earned any revenues. We will not recognize additional revenue from the Par sublicense agreement in future periods unless Zensana is approved by the FDA, Par can successfully commercialize the product, and our royalties earned exceed our royalty commitment to Novadel as part of our license agreement with them.

General and administrative expenses. For the three months ended September 30, 2007, general and administrative, or G&A, expense was $0.5 million, as compared to $3.4 million for the three months ended September 30, 2006. The decrease of approximately $2.9 million is due primarily to a decrease in employee related expenses of $2.6 million, which includes a decrease in salaries, other employee benefits and personnel related costs of $0.1 million along with a decrease of $2.5 million in employee related share-based compensation expense. The decrease is mainly the result of a large number of share-based awards that were forfeited by the former chief executive officer when he resigned in September 2007. Salary and other employee related expenses decreased due to the reversal of expense accrued for the 2007 executive bonus for the former chief executive officer, which will not be paid out due to his resignation. This decrease was partially offset by an increase in salaries and other employee benefits in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 for G&A employees.

For the three months ended September 30, 2007, outside services and professional service fees decreased $0.1 million compared to the same period in 2006, due to decreased audit, and IT services. Our audit fees decreased partially due to switching audit firms in 2006, incurring increased fees during the three months ended September 30, 2006 due to the transition. Also, during the three months ended September 30, 2006, we incurred costs related to the audit of our internal controls for the fiscal year 2006. As of June 30, 2007, we are not required to perform such an audit for the fiscal year 2007, and therefore did not incur these costs in the three months ended September 30, 2007.

Also for the three months ended September 30, 2007, there was a decrease of $0.2 million in G&A related allocable expenses, including rent, insurance and other expenses compared to three months ended September 30, 2006, while travel costs decreased over the same periods.

Research and development expenses. For the three months ended September 30, 2007, research and development, or R&D, expense was $5.7 million, as compared to $7.9 million for the three months ended September 30, 2006. The decrease of $2.2 million is due primarily to a decrease of $1.1 million in costs related to the acquisition and development of our product candidates and a decrease of $1.1 million in employee related expenses and allocable costs.

Costs related to the development of our drug candidates decreased by $0.8 million in 2007 over the same period as 2006. These development costs included the physical manufacturing of drug compounds and payments to our contract research organizations. The decrease was mainly due to a decrease of $2.6 million in costs related to Talvesta, Zensana and IPdR, off-set partially by an increase of $1.8 million in spending on our OPTISOME drugs candidates (Marqibo, Alocrest and Brakiva) as well as Menadione. As a result of our July 2007 sublicense agreement with Par Pharmaceutical, we do not expect to incur additional costs relating to the development of Zensana. Additionally, milestones and other transactions related to our drug candidates decreased by $0.5 million as there were no milestones reached in the three months ended September 30, 2007. Outside services, consultants and professional fees related to research and development projects increased by $0.1 million in the three months ended September 30, 2007 compared to the same period in 2006. The increased expenses are mainly due to additional services required to process statistical data related to our ongoing clinical trials.

Employee related expenses decreased by $1.1 million, including a $1.3 million decrease in employee stock based compensation which is offset partially by an increase of $0.2 million in salaries and other employee related benefits as head count increased from 22 R&D employees for the three months ended September 30, 2006 to 29 R&D employees for the three months ended September 30, 2007.

R&D related allocable operating expenses, including rent, insurance, and other expenses increased by approximately $0.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Travel expenses also increased in 2007 compared to 2006.

Interest income (expense), net. For the three months ended September 30, 2007, net interest income was $0.3 million as compared to net interest income of $0.5 million for the three months ended September 30, 2006. The decrease of $0.2 million resulted from a decreased cash balance in our interest bearing accounts.

Other income (expense), net. For the three months ended September 30, 2007, net other expense was approximately $0.3 million as compared to net other expense of approximately $0.1 million for the three months ended September 30, 2006. The increase of approximately $0.2 million resulted primarily due to a write-down on available-for-sale securities for an other-than-temporary loss.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. For the nine months ended September 30, 2007, we recognized $1.2 million in revenue compared to none for the same period in 2006. This revenue consisted entirely of the recognition of the upfront payment received from Par as part of the sublicense agreement for Zensana. As of September 30, 2007, all obligations related to the upfront payment received were satisfied. We will not recognize additional revenue from the Par sublicense agreement in future periods unless Zensana is approved by the FDA, Par can successfully commercialize the product, and our royalties earned exceed our royalty commitment to Novadel as part of our license agreement with them.

General and administrative expenses. For the nine months ended September 30, 2007, G&A expense was $6.6 million, as compared to $7.0 million for the nine months ended September 30, 2006. The decrease of $0.4 million is due primarily to a decrease in employee related expenses of $1.0 million including a decrease in employee stock based compensation of $1.6 million, offset partially by an increase in salaries and other employee benefit related expenses of $0.6 million. The decrease in stock based compensation is mainly the result of a large number of share-based awards that were forfeited by the former Chief Executive Officer when he resigned in September 2007, decreased partially by additional stock options issued after the nine months ended September 30, 2006. The increase in employee expenses is due to two sales and marketing employees hired after the period ended September 30, 2006 for work on the planned commercial launch of Zensana in the second quarter of 2007, as well as increased salaries and other employee benefits in 2007 over 2006.

For the nine months ended September 30, 2007, outside services and professional service fees increased by approximately $0.4 million, mainly related to increased legal fees, audit fees, consulting fees and other outside services. The overall increase consisted of an increase of $0.7 million in accounting and consulting fees related, including complying with Section 404 of the Sarbanes-Oxley Act, increased information technology costs, increased legal costs and other professional services. We incurred certain costs related to the audit of our internal controls for the fiscal year 2006 during the nine months ended September 30, 2007. We also had increased costs due to marketing costs that were incurred in early 2007 in anticipation of the potential commercialization of Zensana. These increased expenses were partially offset by a decrease in stock based compensation to consultants of $0.3 million due to our decreased stock price on September 30, 2007 compared to September 30, 2006.

Rent, depreciation and other allocable costs were relatively unchanged, with a minimal increase of $0.1 million, mostly due to higher insurance costs.

Research and development expenses. For the nine months ended September 30, 2007, R&D expense was $17.4 million, as compared to $28.9 million for the nine months ended September 30, 2006. The decrease of $11.5 million is due primarily to a decrease in costs of $12.8 million in 2007 related to R&D outside services, milestones, transactional costs related to our product candidates and development costs. These development costs included the physical manufacturing of drug compounds, payments to our contract research organizations and other costs related to clinical and pre-clinical development of our drug candidates.

The decrease of $12.8 million includes a decrease of $13.5 million related to milestones, license fees and transactional costs related to the in-license agreement with Inex for our optisomal platform and AECOM for Menadione. Also included is a decrease of $4.5 million in development costs for our product candidates Zensana, IPdR and Talvesta. This decrease was partially offset by an increase in spending for the following programs: Marqibo increased by $1.4 million, Alocrest increased by $1.0 million, Brakiva increased by $0.4 million and Menadione increased by $1.8 million. Outside services and other professional fees also increased by $0.6million.

Costs for Marqibo increased as the Phase 2 clinical trial in adult patients with relapsed ALL continued to initiate sites and enroll patients. Alocrest continued enrollment in the Phase 1 study in advanced solid tumors and had increased manufacturing costs in preparation for a potential Phase 2 study in 2008. Brakiva incurred significant pre-clinical and manufacturing costs as an IND was submitted to the FDA. Menadione was not added to the pipeline until October 2006, therefore, there were no costs incurred in the nine months ended September 30, 2006. Costs incurred to date have been mainly related to pre-clinical and manufacturing costs in preparation for an IND expected to be submitted by the end of 2007. Costs related to IPdR and Talvesta decreased by $1.1 million as IPdR was halted in January 2007 and Talvesta clinical trials were halted in May 2007. Costs related to the development of Zensana decreased by $3.5 million in the nine months ended September 30, 2007 compared to September 30, 2006, due mainly to a decrease in manufacturing costs and clinical costs. As a result of our July 2007 sublicense agreement with Par Pharmaceutical, we do not expect to incur additional material costs relating to the development of Zensana. Cost for professional fees and outside services increased due to increased recruiting fees as our headcount increased in R&D. We also hired additional consultants to assist in the processing of statistical data related to our ongoing clinical trials.

Employee related expenses increased by $0.5 million in 2007, including an increase in salaries, other employee benefits and personnel related costs of approximately $1.2 million and a decrease of $0.7 million in employee related share-based compensation expense. The increase in salary, bonus and benefits was due to increased wages and increased headcount from 14 employees in 2006 to 24 in 2007 as the research and development teams expanded with the acquisition of 4 additional drugs in 2006.

Other allocable operating expenses increased by approximately $0.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This is mainly due to increased travel expenses, rent insurance and depreciation.

Interest income (expense), net. For the nine months ended September 30, 2007, net interest income was $1.0 million as compared to net interest income of $0.9 million for the nine months ended September 30, 2006. The increase of $0.1 million is due to mainly to higher yields on our cash and investments as we moved our money from low yield securities to higher yield securities after our financing in May 2006.

Other income (expense), net. For the nine months ended September 30, 2007, net other expense was $0.5 million as compared to net other expense of approximately $0.1 for the nine months ended September 30, 2006. The increase of approximately $0.4 million resulted primarily from a write-down on available-for-sale securities for an other-than-temporary loss.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity financing. As of September 30, 2007, we had aggregate cash and cash equivalents and available-for-sale securities of $18.8 million. We also entered into a loan facility agreement with Deerfield Mangement, which has committed $30 million to fund the development of our product candidates and other general corporate activities. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2007, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our product candidates, we estimate that we will have sufficient cash on hand to fund clinical development into the second half of 2009. We may, however, choose to raise additional capital before then in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

Financings. In July 2007, we entered into a sublicense agreement with Par Pharmaceuticals, upon the execution of which, we received aggregate consideration of $5.0 million in exchange for 2,500,000 shares of our common stock and the rights to our product candidate Zensana.

On October 31, 2007, we entered into a loan facility agreement with Deerfield. Pursuant to the terms of the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. The remaining $10 million of the loan is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and we must repay all outstanding amounts owing under the loan no later than October 30, 2013.

Current and Future Capital Requirements. Our plan of operation for the remainder of the year ending December 31, 2007 is to continue implementing our business strategy, including the continued development of our product candidates that are currently in clinical and preclinical phases. We also intend to possibly expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including on-going research and development and general and administrative expenses; and

•
product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States, as well as outside of the United States, for our product candidates, including manufacturing, intellectual property prosecution and regulatory compliance.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, over the next 12 months we expect to spend approximately between $16.0 million and $20 million on clinical development (including milestone payments of $2.5 million that we expect to be triggered under the license agreements relating to our product candidates, all of which can be satisfied through the issuance of new shares of our common stock at our discretion), $4.0 million on general corporate and administrative expenses, including $0.6 million on facilities and rent.

We believe that our cash, cash equivalents and available-for-sale securities, which totaled $18.8 million as of September 30, 2007, as well as the funds committed by Deerfield as part of the debt agreement will be sufficient to meet our anticipated operating needs into the second half of 2009 based upon our current and desired pace of clinical development. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonably ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. In addition to those risks identified in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous risks and other factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

Since our business does not currently generate positive cash flow, we will likely need to raise additional capital in the future to continue development of our product candidates. If we are to raise such capital, we expect to raise it primarily by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to discontinue or scale-back our development efforts relating to one or more of our product candidates or out-license our rights to our product candidates to a third party, any of which would have a material adverse effect on the prospects of our business.

Marqibo.   Since acquiring the exclusive world-wide rights to develop and commercialize Marqibo in May 2006, we have incurred $3.5 million in project costs related to our development of Marqibo through September 30, 2007, of which $2.2 million and $1.3 million was incurred in 2007 and 2006, respectively. In 2007, we have initiated a Phase 2, registration-enabling, open-label trial in relapsed adult ALL and plan to initiate a pilot Phase 2 trial in metastic uveal melanoma. Pending finalization of the protocol with cooperative groups and approval by the Cancer Therapy Evaluation Program (CTEP), we also anticipate conducting a Phase 3 supportive trial in front-line ALL potentially commencing in the first half of 2008. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Marqibo, if ever, which includes a milestone payment that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Alocrest.   Since acquiring the exclusive world-wide rights to develop and commercialize Alocrest in May 2006, we have incurred $2.5 million in project costs related to our development of Alocrest through September 30, 2007, of which $1.7 million and $0.8 million was incurred in 2007 and 2006, respectively. We initiated a Phase 1 clinical trial in August 2006. This Phase 1 trial is designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. The trial is currently in its sixth dosing cohort and we expect to complete this Phase 1 trial in 2007. We estimate that we will need to expend at least an aggregate of approximately $47 million, in order for us to obtain FDA approval for Alocrest, if ever, which amount includes milestone payments that would be owed to our licensor upon FDA approval.  We expect that it will take approximately five to six years until we will have completed development and obtained FDA approval of Alocrest, if ever.

Brakiva. Since acquiring the exclusive world-wide rights to develop and commercialize Brakiva in May 2006, we have incurred $1.8 million in project costs related to our development of this drug through September 30, 2007, of which $0.8 million and $1.0 million was incurred in 2007 and 2006, respectively. We have submitted an IND to the FDA which has been activated. We expect to initiate a Phase 1 clinical trial in 2007 or in early 2008. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Talvesta. Through September 30, 2007, we have incurred $4.5 million of costs related to our development of Talvesta, of which $0.5 million and $4.0 million was incurred in 2007 and 2006, respectively. As we have chosen to stop further clinical development of this drug, we do not expect to incur additional material costs related to Talvesta in the future.

Menadione. We licensed our rights to menadione from the Albert Einstein College of Medicine in October 2006 and have incurred approximately $2.1 million in project costs related to our development of this drug through September 30, 2007, of which $1.8 million and $0.3 million was incurred in 2007 and 2006, respectively. We have finalized the formulation of Menadione and completed essential IND activation enabling studies. We expect to submit an IND to the FDA by the end of 2007. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Zensana (ondansetron HCl) Oral Spray.   On July 31, 2007, we entered into a definitive agreement providing for the sublicense of all our rights to develop and commercialize Zensana to Par Pharmaceutical, Inc. Accordingly, we do not expect to incur additional costs relating to the development of Zensana. See “ - Off- Balance Sheet Arrangements - License Agreements - Zensana. ”

Off-Balance Sheet Arrangements

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

Talvesta License . Our rights to Talvesta are governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. The agreement provides us with an exclusive worldwide royalty bearing license, including the right to grant sublicenses, to the intellectual property rights and know-how relating to Talvesta and all of its uses. Upon execution of the license agreement, we paid a $100,000 license fee and reimbursed our licensors for approximately $11,000 of patent-related expenses. The license agreement also requires us to make future payments totaling up to $6 million upon the achievement of certain milestones, including a $5 million payment upon approval by the FDA of a New Drug Application for Talvesta. To date, we have made two of these milestone payments totaling $200,000 following commencement of the Phase 1 clinical trial and upon reaching 50% enrollment of a Phase 1 clinical trial. Additionally, we are obligated to pay royalties in the amount of 3.5 percent of “net sales” (as defined in the license agreement) of Talvesta. We are also required to pay to the licensors 20 percent of fees or non-royalty consideration (e.g., milestone payments, license fees) received by us in connection with any sublicense of Talvesta granted prior to the start of a Phase 2 trial, and 15 percent of such fees after initiation of a Phase 2 clinical trial.

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

•	NovaDel surrendered for cancellation all 73,121 shares of our common stock that it acquired upon the execution of the original License Agreement;

•	We will have the right, but not the obligation, to exploit the licensed product in Canada;

•	We or our sublicensee must consummate the first commercial sale of the licensed product within 9 months of regulatory approval by the FDA of such product; and

•	If the Sublicense Agreement is terminated, we may elect to undertake further development of Zensana.

Inex License Agreement.   In May 2006, we entered into a series of related agreements with Inex Pharmaceuticals Corporation. Pursuant to a license agreement with Inex, we received an exclusive, worldwide license to patents, technology and other intellectual property relating to our Marqibo, Alocrest and Brakiva product candidates. Under the license agreement, we also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the M.D. Anderson Cancer Center. In addition, we entered into a sublicense agreement with Inex and the University of British Columbia, or UBC, which licenses to Inex other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and Brakiva. Further, Inex assigned to us its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Inex had licensed additional patents and intellectual property relating to the three sphingosomal product candidates.

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

Lease Agreements. We entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $1.0 million on September 30, 2007.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, auction rate securities and our investment in NovaDel Pharma, Inc. We have attempted to minimize risk by investing in high-quality financial instruments, primarily money market funds with no security having an effective duration longer than 90 days. We are subject to risk due to general market conditions, which may adversely impact the carrying value of our auction rate securities and our investment in NovaDel. If the market interest rate decreases by 100 basis points or 1%, the fair value of our cash and cash equivalents portfolio would have minimal to no impact on the carrying value of our portfolio. We did not hold any derivative instruments as of September 30, 2007, and we have never held such instruments in the past.

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

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

We have not had any material changes to our risk factors disclosed in response to Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Product Development and Commercialization Sublicense Agreement dated July 31, 2007 Among Hana Biosciences, Inc., Par Pharmaceuticals, Inc., and NovaDel Pharma, Inc.**

10.2	Amended and Restated License Agreement dated July 31, 2007 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. **

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: November 8, 2007	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher
President and Chief Executive Officer

Dated: November 8, 2007	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Product Development and Commercialization Sublicense Agreement dated July 31, 2007 Among Hana Biosciences, Inc., Par Pharmaceuticals, Inc., and NovaDel Pharma, Inc.**

10.2	Amended and Restated License Agreement dated July 31, 2007 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. **

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Commission.