Form 10-K
period 2007-12-31
Hana Biosciences Inc
filed 2008-03-31
CIK 1140028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Hana Biosciences, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	1-32626	32-0064979
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

7000 Shoreline Ct., Suite 370, South San Francisco 94080

(Address of Principal Executive Office) (Zip Code)

(650) 588-6404

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $0.001 par value		The NASDAQ Stock Market LLC
(NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $46,206,598 as of June 30, 2007, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Market on such date.

As of March 27, 2008, there were 32,181,407 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2008 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•

the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product; candidates;

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

•

the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this Form 10-K, including Part I, the sections entitled “Item 1: Description of Business” as well as “Item 1A: Risk Factors” and Part II, the sections entitled “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.”  These forward-looking statements involve risks and uncertainties, including the risks discussed in Part 1 of this form in the section entitled “Item 1A: Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-K or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

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

PART I

ITEM 1.

BUSINESS

Overview

Hana Biosciences, Inc. is a biopharmaceutical company focused on acquiring, developing, and commercializing innovative products to strengthen the foundation of cancer care. We are committed to creating value by accelerating the development of our product candidates, including entering into strategic partnership agreements and expanding our product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. Our telephone number is (650) 588-6404 and our Internet address is www.hanabiosciences.com.

Our Research and Development Programs

We currently have rights to the following product candidates in various stages of development.

Cancer Therapeutics

•

Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the U.S. Food and Drug Administration (FDA)-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia (ALL), and metastatic uveal melanoma.

•

Alocrest™ (vinorelbine liposomes injection), a novel, targeted Optisome encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors including non-small cell lung cancer, or NSCLC, and breast cancer.

•

Brakiva™ (topotecan liposomes injection), a novel targeted Optisome encapsulated formulation product candidate comprised of the FDA-approved anticancer drug topotecan, being developed for the treatment of solid tumors, including small cell lung cancer and ovarian cancer.

Supportive Care

•

Kyrbax™ (menadione), a novel preclinical product candidate for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor inhibitors, or EGFR inhibitors, in the treatment of certain cancers.

Industry Background and Market Opportunity

Cancer is a group of diseases characterized by either the uncontrolled growth of cells or the failure of cells to function normally. Cancer is caused by a series of mutations, or alterations, in genes that control cells’ ability to grow and divide. These mutations cause cells to rapidly and continuously divide or lose their normal ability to die. There are more than 100 different varieties of cancer, which can be divided into six major categories. Carcinomas, the most common category, include breast, lung, colorectal and prostate cancer. Sarcomas begin in tissue that connects, supports or surrounds other tissues and organs. Lymphomas are cancers of the lymphatic system, a part of the body’s immune system. Leukemias are cancers of blood cells, which originate in the bone marrow. Brain tumors are cancers that begin in the brain, and skin cancers, including melanomas, originate in the skin. Cancers are considered metastatic if they spread via the blood or lymphatic system to other parts of the body to form secondary tumors.

According to the American Cancer Society, nearly 1.4 million new cases of cancer are expected to be diagnosed in 2008 in the United States alone. Cancer is the second leading cause of death, after heart disease, in the United States, and is expected to account for more than 565,000 deaths in 2008.   Major cancer treatments include surgery, radiotherapy and chemotherapy. Supportive care, such as blood cell growth factors, represents another major segment of the cancer treatment market. There are many different drugs that are used to treat cancer, including cytotoxics or antineoplastics, hormones and biologics. Major categories include:

•

Chemotherapy. Cytotoxic chemotherapy refers to anticancer drugs that destroy cancer cells by stopping them from multiplying. Healthy cells can also be harmed with the use of cytotoxic chemotherapy, especially those that divide quickly. Cytotoxic agents act primarily on macromolecular synthesis, repair or activity, which affects the production or function of DNA, RNA or proteins. Our product candidates Marqibo (hematological malignancies and solid tumors), Alocrest (solid tumors) and Brakiva (solid tumors) are liposome encapsulated cytotoxic agents that we are currently evaluating for the treatment of solid tumor and hematological malignancies.

•

Supportive care. Cancer treatment can include the use of chemotherapy, radiation therapy, biologic response modifiers, surgery or some combination of these or other therapeutic options. All of these treatment options are directed at killing or eradicating the cancer that exists in the patient’s body. Unfortunately, the delivery of many cancer therapies adversely affects the body’s normal organs. These complications of treatment or side effects not only cause discomfort, but may also prevent the optimal delivery of therapy to a patient at its optimal dose and time.  Our product candidate Kyrbax is our supportive care product candidate designed to treat and prevent skin rash associated with the use of EGFR inhibitors, a type of anti-cancer agent.

Our Strategy

We are committed to creating value by building a strong, experienced team, accelerating the development of our lead product candidates, including entering into strategic partnership agreements, expanding our pipeline by being the alliance partner of choice for academic and research organizations, and nurturing a science-based company culture. Key aspects of our strategy include:

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

Our Cancer Therapeutic Product Pipeline

Background of Optisomal Targeted Drug Delivery

Optisomal encapsulation is a novel method of liposomal drug delivery, which is designed to significantly increase tumor targeting and duration of exposure for cell-cycle specific anticancer agents. Optisomal drug delivery consists of using a generic FDA-approved cancer agent, such as vincristine, encapsulated in a lipid envelope composed of a unique, sphingomyelin/cholesterol composition. The encapsulated agent is carried through the bloodstream and delivered to disease sites where it is released to carry out its therapeutic action. When used in unencapsulated form, chemotherapeutic drugs diffuse indiscriminately throughout the body, diluting drug effectiveness and causing toxic side effects in the patient’s healthy tissues. Our proprietary Optisomal formulation technology is designed to permit loading higher concentrations of therapeutic agent inside the lipid envelope, which promotes accumulation of the drug in tumors and prolongs the drug’s release at disease sites. Non-clinical studies have demonstrated the Optisomal formulation technology’s ability to deliver dose intensification to the tumor, which we believe has the potential to increase the therapeutic benefit of the drug.

•

Longer circulation time in the bloodstream is designed to deliver more of the therapeutic agent to targeted tumor sites over a longer period of time. The advanced liposomal technology of the capsule which protects the active drug increases the circulating half-life and is designed to extend the duration of drug release.

•

Optisomal drugs like Marqibo exit the circulation via the pores of leaky vessels such as those created during tumor neovascularization (proliferation of blood vessels in tissue not normally containing them). In normal tissues, a continuous endothelial (blood vessel) lining constrains liposomes within capillaries, preventing accumulation of the drug in the healthy tissues. In contrast, the immature blood vessel system within tumors is created during tumor growth and has numerous gaps up to 800 nanometers in size. With an average diameter of approximately 100 nanometers, Optisomes can pass through these gaps.  Once lodged within the tumor interstitial space, these Optisomes slowly release the encapsulated drug. We believe that slow release of the drug from Optisomes increases drug levels within the tumor, extends drug exposure through multiple cell cycles, and significantly increases tumor cell killing. A limited fraction of a patient’s tumor cells are in a particular drug-sensitive phase at any point in time, which we believe indicates that duration of drug exposure is critical to increased drug efficacy.

•

Increased drug concentration at the tumor site is associated with increased efficacy. The link between drug exposure and anti-tumor efficacy is especially pronounced for cell cycle-specific agents such as vincristine, vinorelbine and topotecan, which destroy tumor cells by interfering in one specific phase in cell division (e.g., the mitosis, synthesis and/or rapid growth phases).

Marqibo ® (vincristine sulfate liposomes injection)

Unmet Medical Needs in ALL and Uveal Melanoma

ALL is a type of cancer of the blood and bone marrow, the spongy tissue inside bones where blood cells are made. Acute leukemias progress rapidly and involve the accumulation of immature blood cells. ALL affects a group of white blood cells, called lymphocytes, which fight infection and constitute our immune systems. Normally, bone marrow produces immature cells or stem cells, in a controlled way, and they mature and specialize into the various types of blood cells, as needed. In people with ALL, this production process breaks down. Large numbers of immature, abnormal lymphocytes called lymphoblasts are produced and released into the bloodstream. These abnormal cells are not able to mature and perform their usual functions. Furthermore, they multiply rapidly and can crowd out healthy blood cells, leaving an adult or child with ALL vulnerable to infection or bleeding. Leukemic cells can also collect in certain areas of the body, including the central nervous system and spinal cord, which can cause serious problems. According to the American Cancer Society, over 5,000 people in the United States are expected to be diagnosed with ALL in 2008. Multiple clinical trials have suggested the overall survival rate for adults diagnosed with ALL is approximately 20% to 50%, underscoring the need for new therapeutic options.

Uveal melanoma is a relatively rare cancer arising out of the colored part of the eye and the surrounding areas, called the uvea.  Uveal melanoma is the most common primary intraocular malignant tumor in adults and represents 5-6 % of all melanoma diagnoses.  The incidence of uveal melanoma in the U.S is reported. to be 3,500-4,000 per year.  The disease metastasizes via the blood stream, and approximately 40-50% and up to 80% of patients with primary uveal melanoma will ultimately develop distant metastases.  At the time of diagnosis, over 95% of patients have disease limited to the eye, but at least 30% of these patients will die of systemic metastases at 5 years and 45% at 15 years.  The liver is involved in up to 90% of individuals who develop metastatic disease.  Lung tissue and bone are the other major sites of disease spread.  In general, metastatic uveal melanoma is unresponsive to systemic chemotherapy and immunotherapy.

Product Description

Marqibo is a novel, targeted Optisomal formulation product candidate comprised of the FDA-approved anticancer drug vincristine. This encapsulation is designed to provide prolonged circulation of the drug in the blood and accumulation at the tumor site. These characteristics are intended to increase the effectiveness and reduce the side effects of the encapsulated drug. Vincristine, a microtubule inhibitor, is FDA-approved for ALL and is widely used as a single agent and in combination regimens for treatment for hematologic malignancies such as lymphomas and leukemias.

Clinical Development Program

We acquired our rights to Marqibo from Tekmira Pharmaceuticals Corporation (formerly Inex Pharmaceuticals Corporation) in May 2006. Marqibo has been evaluated in 13 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma (NHL) and ALL. Based on the results from these studies, we are conducting a multi-center, multi-national, single-arm, open-label, registration-enabling Phase 2 clinical trial.  The study patient population is adults with Philadelphia chromosome negative ALL.  The primary outcome measure is confirmed complete remission, or CR, or complete remission without full platelet recovery or CRp.  The sample size is 56 evaluable subjects.

We also plan to conduct a confirmatory, Phase 3 front-line trial.  The study population is elderly subjects (at least 70 years of age) with newly diagnosed Philadelphia chromosome negative ALL or lymphoblastic lymphoma.  Subjects will be given a multi-agent treatment regimen including either Marqibo 2.25 mg/m2 (no dose cap) or vincristine 1.4 mg/m2 (2.0 mg cap).  The primary outcome measure is event-free survival with death, failure to achieve CR/CRp, and relapse after CR/CRp as events.

Tekmira previously sponsored multiple Marqibo clinical trials, one in particular provided the basis for our clinical development plan. The first was a Phase 1/2 dose-escalation clinical trial arriving at a maximum tolerated dose of 2.25 mg/m2 combined with a fixed dose of oral dexamethasone in relapsed and/or refractory ALL. Thirty six patients were treated in the Phase 1 portion of this clinical trial with dosing ranging from 1.5 to 2.4 mg/m2 weekly. 24% of evaluable patients achieved CR and 19% achieved CR on an intent-to-treat basis and with a toxicity profile that was consistent with vincristine at the normal dose.

Marqibo received a U.S. FDA orphan drug designation in January 2007 and a fast track designation in August 2007 for the treatment of adult ALL.

We are also conducting a pilot, Phase 2 study to assess the efficacy of single-agent Marqibo as determined by response rates in patients with metastatic malignant uveal melanoma.  The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy.  We expect to enroll up to 30 subjects in this clinical trial.

The Phase 2 clinical trial is supported by data from Phase 1 trials of Marqibo in patients with metastatic melanoma demonstrating promising single-agent activity.  This trial was conducted at the University of Texas MD Anderson Cancer Center.  In the Phase 1 study, an objective response rate (complete response plus partial response) of 11% and a stable disease rate of 19% were achieved among 27 patients with histologically confirmed, inoperable metastatic cutaneous (skin cancer), mucosal (mucus membrane), or uveal melanoma.  One of four subjects with uveal melanoma metastatic to the lung achieved a complete response and has remained disease-free for over 30 months off of therapy.  Marqibo was generally well tolerated and showed promising single agent activity against metastatic melanoma.

Alocrest™ (vinorelbine liposomes injection)

Alocrest is a novel Optisomal encapsulated formulation product candidate of the FDA-approved drug vinorelbine, a microtubule inhibitor for use as a single agent or in combination with cisplatin for the first-line treatment of unresectable, advanced non-small cell lung cancer. In February 2008, we completed enrollment in a Phase 1 study of Alocrest. The trial enrolled adult subjects with confirmed solid tumors refractory to standard therapy or for which no standard therapy was known to exist, or with relapsed and/or refractory NHL.  The objectives of the Phase 1 clinical trial were: (1) to assess the safety and tolerability of treatment with Alocrest; (2) to determine the maximum tolerated dose of Alocrest; (3) to characterize the pharmacokinetic profile of Alocrest; and (4) to explore preliminary efficacy of Alocrest. The open-label, single-arm, non-randomized, multi-center, dose-escalation study was conducted at the Cancer Therapy and Research Center and South Texas Accelerated Research Therapeutics (START), both in San Antonio, Texas, and at McGill University in Montreal.  Patients received Alocrest via a 60-minute IV infusion on days 1 and 8 every 21 days at various dose levels.  Reversible neutropenia, a low white blood cell count, was the most common dose limiting toxicity. Anti-cancer activity and acceptable and predictable toxicity was demonstrated and a 46% disease control rate was achieved across a broad range of doses.

Brakiva™ (topotecan liposomes injection)

Brakiva is our proprietary product candidate comprised of the anti-cancer drug topotecan encapsulated in Optisomes. Topotecan is FDA-approved for the treatment of metastatic carcinoma of the ovary after failure of initial or subsequent chemotherapy, and small cell lung cancer sensitive disease after failure of first-line chemotherapy. We currently have an open and activated IND in the U.S. and plan to initiate a Phase 1 dose-escalation clinical trial in the second half of 2008.

Our Supportive Care Product  - Kyrbax™ (menadione)

Kyrbax, which we licensed from the Albert Einstein College of Medicine (AECOM) in October 2006, is a novel, preclinical product candidate under development for the treatment and/or prevention of skin rash associated with the use of EGFR inhibitors in the treatment of certain cancers. EGFR inhibitors are currently used to treat non-small cell lung cancer, pancreatic, colorectal, and head and neck cancer. EGFR inhibitors are associated with significant skin toxicities presenting as acne-like rash on the face, neck and upper-torso of the body. Kyrbax, a small organic molecule, has been shown to activate the EGFR signaling pathway by inhibiting phosphatase activity which is an important enzyme in the EGFR pathway. In vivo studies have suggested that topically-applied Kyrbax may restore EGFR signaling specifically in the skin of patients treated systemically with EGFR inhibitors. Currently, there are no FDA-approved products or therapies available to treat these skin toxicities. We currently have an open and activated IND in the U.S. and Canada and plan to initiate a Phase 1 clinical trial in the first half of 2008. We currently have an open and activated IND in the U.S. and Canada and plan to initiate a Phase 1 clinical trial in the first half of 2008.

License Agreements

Marqibo, Alocrest and Brakiva

In May 2006, we completed a transaction with Tekmira Pharmaceuticals Corporation, formerly Inex Pharmaceuticals Corporation, pursuant to which we acquired exclusive, worldwide rights to develop and commercialize three product candidates: Marqibo, Alocrest and Brakiva, collectively called the Licensed Products. In consideration for the rights and assets acquired from Tekmira, we were required to pay to Tekmira aggregate consideration of $11.5 million, consisting of $1.5 million in cash and 1,118,568 shares of our common stock. The number of shares of common stock issued was determined by dividing $10 million by $8.94, which was the weighted average price of our common stock during the 20 trading days prior to the parties' March 16, 2006 letter of intent relating to the transaction.  The following is a summary of the various agreements entered into to consummate the transaction.

License Agreement

Pursuant to the terms of a license agreement dated May 6, 2006, between us and Tekmira, Tekmira granted us:

•

an exclusive license under certain patents held by Tekmira to commercialize the Licensed Products for all uses throughout the world;

•

an exclusive license under certain patents held by Tekmira to commercialize the Licensed Products for all uses throughout the world under the terms of certain research agreements between Tekmira and the British Columbia Cancer Agency, or BCCA;

•

an exclusive sublicense under certain patents relating to the Licensed Products that Tekmira licensed from M.D. Anderson, to commercialize the Licensed Products throughout the world under the terms of a license agreement between Tekmira and M.D. Anderson; and

•

an exclusive license to all technical information and know-how relating to the technology claimed in the patents held exclusively by Tekmira and to all confidential information possessed by Tekmira relating to the Licensed Products, including all data, know-how, manufacturing information, specifications and trade secrets, collectively called the Tekmira Technology, to commercialize the Licensed Products for all uses throughout the world.

We have the right to grant sublicenses to third parties and in such event we and Tekmira will share sublicensing revenue received by us at varying rates for each Licensed Product depending on such Licensed Product’s stage of clinical development.  Under the license agreement, we also granted back to Tekmira a limited, royalty-free, non-exclusive license in certain patents and technology owned or licensed to us solely for use in developing and commercializing liposomes having an active agent encapsulated, intercalated or entrapped therein.

We agreed to pay to Tekmira up to an aggregate of $30.5 million upon the achievement of various clinical and regulatory milestones relating to all Licensed Products. At our option, the milestones may be paid in cash or additional shares of our common stock. However, the total number of shares of our common stock that may be issued to Tekmira in connection with the transaction may not exceed 19.99% of our outstanding shares of common stock as of May 6, 2006. In addition to the milestone payments, we agreed to pay royalties to Tekmira in the range of 5% to 10% based on net sales of the Licensed Products, against which we may offset a portion of the research and development expenses we incur. In addition to our obligations to make milestone payments and pay royalties to Tekmira, we also assumed all of Tekmira’s obligations to its licensors and collaborators relating to the Licensed Products, which include aggregate milestone payments of up to $2.5 million, annual license fees and additional royalties.

The license agreement provides that we will use our commercially reasonable efforts to develop each Licensed Product, including causing the necessary and appropriate clinical trials to be conducted in order to obtain and maintain regulatory approval for each Licensed Product and preparing and filing the necessary regulatory submissions for each Licensed Product. We also agreed to provide Tekmira with periodic reports concerning the status of each Licensed Product.

We are required to use commercially reasonable efforts to commercialize each Licensed Product in each jurisdiction where a Licensed Product has received regulatory approval. We will be deemed to have breached our commercialization obligations in the United States, or in Germany, the United Kingdom, France, Italy or Spain, if for a continuous period of 180 days at any time following commercial sales of a Licensed Product in any such country, no sales of a Licensed Product are made in the ordinary course of business in such country by us (or a sublicensee), unless the parties agree to such delay or unless we are prohibited from making sales by a reason beyond our control. If we breach this obligation, then Tekmira is entitled to terminate the license with respect to such Licensed Product and for such country.

Under the license agreement, Tekmira, either alone or jointly with M.D. Anderson, will be the owner of patents and patent applications claiming priority to certain patents licensed to us, and we have an obligation to assign to Tekmira our rights to inventions covered by such patents or patent applications, and, when negotiating any joint venture, collaborative research, development, commercialization or other agreement with a third party, to require such third party to do the same.

The prosecution and maintenance of the licensed patents will be overseen by an IP committee having equal representation from us and Tekmira. We will have the right and obligation to file, prosecute and maintain most of the licensed patents, although Tekmira maintained primary responsibility to prosecute certain of the licensed patents.  The parties agreed to share the expenses of prosecution at varying rates.  We also have the first right, but not the obligation, to enforce such licensed patents against third party infringers, or to defend against any infringement action brought by any third party.

We agreed to indemnify Tekmira for all losses resulting from our breach of our representations and warranties, or other default under the license agreement, our breach of any regulatory requirements, regulations and guidelines in connection with the Licensed Products, complaints alleging infringement against Tekmira with respect to our manufacture, use or sale of a Licensed Product, and any injury or death to any person or damage to property caused by any Licensed Product provided by us or our sublicensee, except to the extent such losses are due to Tekmira’s breach of a representation or warranty, Tekmira’s default under the agreement, and the breach by Tekmira of any regulatory requirements, regulations and guidelines in connection with licensed patent and related know-how, including certain of Tekmira’s indemnification obligations to M.D. Anderson that will be passed through to us as a result. Tekmira has agreed to indemnify us for losses arising from Tekmira’s breach of representation or warranty, Tekmira’s default under the agreement, and the breach by Tekmira of any regulatory requirements, regulations and guidelines in connection with licensed patent and related know-how, except to the extent such losses are due to our breach of our representations and warranties, our default under the agreement, our breach of any regulatory requirements, regulations and guidelines in connection with the Licensed Products, complaints alleging infringement against Tekmira with respect to our manufacture, use or sale of a Licensed Product, and any injury or death to any person or damage to property caused by any Licensed Product provided by us or our sublicensee.

Unless terminated earlier, the license grants made under the license agreement expire on a country-by-country basis upon the later of (i) the expiration of the last to expire patents covering each Licensed Product in a particular country, (ii) the expiration of the last to expire period of product exclusivity covered by a Licensed Product under the laws of such country, or (iii) with respect to the Tekmira Technology, on the date that all of the Tekmira Technology ceases to be confidential information. The covered issued patents are scheduled to expire between 2014 and 2020.

Either we or Tekmira may terminate the license agreement in the event that the other has materially breached its obligations thereunder and fails to remedy such breach within 90 days following notice by the non-breaching party. If such breach is not cured, then the non-breaching party may, upon 6 months’ notice to the breaching party, terminate the license in respect of the Licensed Products or countries to which the breach relates. Tekmira may also terminate the license if we assert or intend to assert any invalidity challenge on any of the patents licensed to us. The license agreement also provides that either party may, upon written notice, terminate the agreement in the event of the other’s bankruptcy, insolvency, dissolution or similar proceeding. In the event Tekmira validly terminates the license agreement, all data, materials, regulatory filings and all other documentation reverts to Tekmira.

UBC Sublicense Agreement

Under the UBC sublicense agreement, Tekmira granted to us an exclusive, worldwide sublicense under several patents relating to Alocrest and Brakiva, together with all knowledge, know-how, and techniques relating to such patents, called the UBC Technology. The UBC Technology is owned by the University of British Columbia, or UBC, and licensed to Tekmira pursuant to a license agreement dated July 1, 1998. The UBC sublicense agreement provides that we will undertake all of Tekmira’s obligations contained in Tekmira’s license agreement with UBC, which includes the payment of royalties (in addition to the royalties owing to Tekmira under the license agreement between Tekmira and us) and an annual license fee. The provisions of the UBC sublicense agreement relating to our obligation to develop and commercialize the UBC Technology, termination and other material obligations are substantially similar to the terms of license agreement between Tekmira and us, as discussed above.

Assignment of Agreement with Elan Pharmaceuticals, Inc.

Pursuant to an Amended and Restated License Agreement dated April 3, 2003, between Tekmira (including two of its wholly-owned subsidiaries) and Elan Pharmaceuticals, Inc., Tekmira held a paid up, exclusive, worldwide license to certain patents, know-how and other intellectual property relating to vincristine sulfate liposomes. In connection with our transaction with Tekmira, Tekmira assigned to us all of its rights under the Elan license agreement pursuant to an Assignment and Novation Agreement dated May 6, 2006 among us, Tekmira and Elan.

As assigned to us, the Elan license agreement provides that Elan will own all improvements to the licensed patents or licensed know-how made by us or our sublicensees, which will in turn be licensed to us as part of the technology we license from Elan. Elan has the first right to file, prosecute and maintain all licensed patents and we have the right to do so if Elan decides that it does not wish to do so only pertaining to certain portions of the technology. Elan also has the first right to enforce such licensed patents and we may do so only if Elan elects not to enforce such patents. In addition, Elan has the right but not the obligation to control any infringement claim brought against Elan.

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

Kyrbax

In October 2006, we entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University, or the College. Pursuant to the Agreement, we acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. In consideration for the license, we agreed to issue the College $0.2 million of our common stock, valued at $7.36 per share (representing the closing sale price on October 11, 2006). We also agreed to make an additional cash payment within 30 days of signing the agreement, and pay annual maintenance fees. Further, we agreed to make milestone payments in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement. We may also make annual maintenance fees as part of the agreement. We also agreed to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent. We may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with the College.

Zensana ™  (ondansetron HCI) Oral Spray

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

On July 31, 2007, we entered into a sublicense agreement with Par Pharmaceutical, Inc. and NovaDel, pursuant to which we granted to Par and its affiliates, and NovaDel consented to such grant, a royalty-bearing exclusive right and license to develop and commercialize Zensana within the United States and Canada. We previously had acquired such exclusive, sublicensable rights from NovaDel and commenced development of Zensana™, a pharmaceutical product that contains ondansetron, pursuant to a License Agreement with NovaDel dated October 24, 2004, as amended. As agreed by us and NovaDel, Par assumed primary responsibility for the development, regulatory approval by the FDA, and sales and marketing of Zensana.

In consideration for the license grant to Par, and upon execution of the Sublicense Agreement, Par purchased 2,500,000 newly-issued shares of our common stock at a price per share of $2.00 per share for aggregate consideration of $5.0 million.

As additional consideration for the sublicense, following regulatory approval of Zensana, the Sublicense Agreement, Par is required to pay us an additional one-time payment of $6.0 million, of which $5.0 million is payable by us to NovaDel pursuant to our obligations under our agreement with NovaDel. In addition, the Sublicense Agreement provides for an additional aggregate of $44.0 million in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. We will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that we will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to us increases beyond its royalty obligation to NovaDel.

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

Talvesta™ (talotrexin) for injection

In November 2007, we provided notice of termination of the License Agreement dated December 19, 2002, pursuant to which the Dana-Farber Cancer Institute, Inc. and Ash Steven, Inc. granted to us an exclusive license to patents relating to the drug candidate Talvesta.  Our termination of the License Agreement was based on its decision to discontinue the development of Talvesta as a result of the significant expense required in order for us to resume the clinical evaluation of this product candidate.

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

Optisomal product candidates

Pursuant to our license agreement with Tekmira and related sublicense with UBC, we have exclusive rights to 5 issued U.S. patents and 1 allowed U.S. patent application, 53 issued foreign patents, 9 pending U.S. patent applications and 24 pending foreign applications, covering composition of matter, method of use and treatment, formulation and process. These patents and patent applications cover sphingosome based pharmaceutical compositions including Marqibo, Alocrest and Brakiva, formulation, dosage, process of making the liposome compositions, and methods of use of the compositions in the treatment cancer, relapsed cancer, and solid tumors. The earliest of these issued patents expires in 2014 and the last of the issued patents expires in 2020. If the allowed U.S. patent application issues, it will expire in 2021.

Kyrbax

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

Zensana

Our license with NovaDel Pharma relating to Zensana covers two issued U.S. patents covering compositions of matter and methods of use, both of which expire in 2017, and six related pending U.S. patent applications. If issued, all of the pending patent applications would expire in 2017 and cover methods of use, and three applications would additionally cover compositions of matter. The current clinical candidate formulation is covered by one issued U.S. patent covering compositions of matter, and if issued, four pending applications covering methods of use, two of which also cover compositions of matter.  On July 31, 2007, we entered into a definitive agreement providing for the sublicense of all our rights to any patents related to Zensana to Par Pharmaceutical, Inc.  See “—License Agreements – Zensana.”

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

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•

Phase 1 clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase 1b” evaluation, which is a second safety-focused Phase 1 clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently FDA-approved drugs.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•

Phase 3 clinical trials are commonly referred to as pivotal trials. When Phase 2 clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

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

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we or Par Pharmaceutical, to whom we sublicensed our rights to Zensana, may submit.

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

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We received orphan drug status for Marqibo in January 2007, for the treatment of ALL.

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

Manufacturing

We currently rely on a number of third-parties, including contract manufacturing organizations and our collaborative partners, to produce our compounds. Marqibo requires three separate ingredients, Sphingomyelin/cholesterol liposomes for injection (SCLI), Vincristine sulfate injection (VSI), and Sodium phosphate for injection (SPI), all of which are handled by separate suppliers.  SCLI is manufactured by Cangene Corporation, VSI is manufactured by Hospira and SPI is manufactured by Hollister-Steir Laboratories.  Alocrest and Brakiva are both manufactured by Gilead.  For Kyrbax, we have contracted with Dow Pharmaceuticals and Menadiona, a Spain-based company, for its manufacturing.

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

•

our ability to manufacture and sell commercial quantities of future products to the market or enter into strategic partnership agreements with others; and

•

acceptance of future products by physicians and other healthcare providers.

Employees

As of March 27, 2008, we employed 27 persons, all of whom are based at our South San Francisco office. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees to be good.

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

Risks Related to Our Business

We have a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2007 and December 31, 2006, we had net losses of $26.0 million and $44.8 million, respectively.

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

•

hire additional personnel.

We expect to incur losses for the foreseeable future as we fund our operations and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Even if we succeed in developing and commercializing/partnering one or more of our product candidates, which success is not assured, we may not be able to generate significant revenues. Even if we do generate significant revenues, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

We need to raise additional capital to fund our operations. If we are unable to raise additional capital when needed, we may have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

We expect to incur losses at least until we can successfully commercialize one or more of our product candidates. We expect that we will require additional financing to fund our development programs and to expand our infrastructure and commercialization activities. Net cash used in operating activities was $24.0 million for the twelve months ended December 31, 2007. Together with our existing cash, cash equivalents, available for sale securities and lending commitments, we expect that we have sufficient capital to fund our operations into the second half of 2009. Accordingly, we will need additional capital to fund our operations beyond such point. If we fail to obtain the necessary financing, we will not be able to fund our operations. We have no committed sources of additional capital. We do not know whether additional financing will be available on terms favorable to us when needed, if at all. If we fail to advance our current product candidates to later stage clinical trials, successfully commercialize Marqibo or acquire new product candidates for development, we will have difficulty obtaining additional financing. Our future capital requirements depend on many factors, including:

•

costs associated with conducting preclinical and clinical testing;

•

costs associated with commercializing our lead programs, including establishing sales and marketing functions;

•

costs of establishing arrangements for manufacturing our product candidates;

•

costs of acquiring new drug candidates;

•

payments required under our current and any future license agreements and

•

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

Other than Marqibo, the other product candidates that we are developing, Alocrest, Brakiva, and Kyrbax, are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates. In addition to the risks set forth above for Marqibo, which also apply to Alocrest, Brakiva and Kyrbax, these product candidates also have additional risks as each is in an earlier stage of development and review.

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

In 2007, we commenced a multi-center, multi-national Phase 2 regisration-enabling clinical trial of Marqibo in adult patients with relapsed ALL. We also plan to conduct a supportive Phase 3 first-line clinical trial in newly-diagnosed, elderly adults with Philadelphia chromosome-negative ALL. In addition, we are planning a single-center pilot Phase 2 clinical trial of Marqibo in patients with metastatic malignant uveal melanoma. A significant portion of our time and financial resources for at least the next twelve months will be used in the development of our Marqibo program. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Marqibo.

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

The terms of our license agreements obligate us to include intellectual property assignment provisions in any sublicenses or collaboration agreements that may be unacceptable to our potential sublicensees and partners. These terms may impede our ability to enter into partnerships for some of our existing product candidates. Under our license agreement with Tekmira, Tekmira, either alone or jointly with M.D. Anderson Cancer Center, will be the owner of patents and patent applications claiming priority to certain patents licensed to us, and we not only have an obligation to assign to Tekmira our rights to inventions covered by such patents or patent applications, but also, when negotiating any joint venture, collaborative research, development, commercialization or other agreement with a third party, to require such third party to do the same. Our license agreement with Elan Pharmaceuticals, Inc., or Elan, relating to Marqibo, provides that Elan will own all improvements to the licensed patents or licensed know-how made by us or any of our sublicensees. Potential collaboration and commercialization partners for these product candidates may not agree to such intellectual property ownership requirements and therefore not elect to partner with us for these product candidates.

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

We have licensed from third parties rights to numerous issued patents and patent applications. To date, through our license agreements for Marqibo, Alocrest, Brakiva and Kyrbax, we hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications. We also have patent rights to applications pending in several foreign jurisdictions. We have filed and anticipate filing additional patent applications both in the United States and internationally, as appropriate.

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

Our license agreement with Albert Einstein College of Medicine, or AECOM, provides that AECOM may terminate the agreement, after providing us with notice and an opportunity to cure, for our material breach or default, upon our bankruptcy.  In the event these license agreements are terminated, we will lose all of our rights to develop and commercialize the applicable product candidate covered by such license, which would harm our business and future prospects. Our license to Marqibo, Alocrest and Brakiva are governed by a series of transaction agreements which may be individually or collectively terminated, not only by Tekmira, but also by M.D. Anderson Cancer Center, British Columbia Cancer Agency or University of British Columbia under the underlying agreements governing the license or assignment of technology to Tekmira. Tekmira may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

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

From January 1, 2005 to December 31, 2007, the market price of our common stock has ranged from a high of $12.94 per share to a low of $0.96 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the offering price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

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

We have received notice from the Nasdaq Stock Market that we fail to comply with certain of its continued listing requirements, which may result in the delisting of our common stock from the Nasdaq Global Market

Our common stock is currently listed for trading on the Nasdaq Global Market, and the continued listing of our common stock on the Nasdaq Global Market is subject to our compliance with a number of listing standards. On February 29, 2008, we received notice from Nasdaq informing us that for 30 consecutive trading days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5).  Nasdaq further informed us that we have until August 27, 2008 in order to regain compliance with Rule 4450(a)(5).  To regain compliance, the closing bid price of our common stock must be at least $1.00 for 10 consecutive trading days (and in certain cases, longer).  If prior to August 27, 2008, our common stock regains compliance with the minimum bid price requirement, Nasdaq will send us a notice informing us that we have regained compliance with its continued listing requirements, assuming we are then in compliance with all other continued listing requirements.

If we are not able to regain compliance with Rule 4450(a)(5) by August 27, 2008, Nasdaq will provide us with written notice that our common stock is being delisted from the Nasdaq Global Market. At that time, we may appeal the delisting determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules. Alternatively, we may be permitted under Nasdaq rules to transfer the listing of our common stock to the Nasdaq Capital Market if our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we will be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market.

If our common stock is delisted from the Nasdaq Global Market and the Nasdaq Capital Market, trading in our common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service. If our common stock is delisted from Nasdaq, the liquidity of our common stock may be reduced, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

In addition, if our common stock is no longer listed on either the Nasdaq Global Market or Capital Market, we will have triggered an event of default under our October 30, 2007 Facility Agreement with Deerfield Capital, pursuant to which we have established a line of credit to borrow up to $30.0 million.  If we default under the Facility Agreement, Deerfield can require us to immediately repay all principal and accrued interest outstanding under this facility.  To date, we have drawn down $7.5 million under this agreement.  Further, if our common stock is no longer traded on a national exchange, we will have triggered a default under the terms of the warrants we issued to Deerfield in connection with the Facility Agreement.  In the event of default, under the Deerfield warrants, Deerfield has the right to require us to redeem the warrants for cash at their Black-Scholes-Merton value.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. We currently occupy this space, which consists of 18,788 square feet of office space, pursuant to a written sublease agreement under which we pay rent of approximately $49,000 per month, subject to annual increases. Our lease currently expires on May 31, 2009. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

From September 22, 2005 through April 13, 2006, our common stock traded on the American Stock Exchange under the symbol “HBX.” Since April 17, 2006, our common stock traded on the NASDAQ Global Market under the symbol “HNAB.” The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the American Stock Exchange and the NASDAQ Global Market, as applicable, during each quarter within the last two fiscal years.

	Price Range
Quarter Ended	High	Low

March 31, 2006	$11.30	$5.40
June 30, 2006	12.94	7.18
September 30, 2006	9.53	5.95
December 31, 2006	8.88	6.09
March 31, 2007	6.38	1.82
June 30, 2007	2.42	1.45
September 30, 2007	1.89	1.03
December 31, 2007	1.69	0.96

Record Holders

As of March 27, 2008, we had approximately 145 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock during the fiscal year 2007.

Recent Sales of Unregistered Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing, and commercializing innovative products to strengthen the foundation of cancer care. We are committed to creating value by accelerating the development of our product candidates, including entering into strategic partnership agreements and expanding our product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.

We currently have rights to the following product candidates in various stages of development:

•

Marqibo® (vincristine sulfate liposomes injection) - We acquired our rights to Marqibo from Tekmira Pharmaceuticals Corporation (formerly Inex Pharmaceuticals Corporation) in May 2006. Marqibo has been evaluated in 13 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with NHL and ALL. Based on the results from these studies, we are conducting a registration-enabling Phase 2 clinical trial. The study population is adults with Philadelphia chromosome negative ALL in second relapse or those who failed 2 prior lines of therapy.  The primary outcome measure is confirmed complete remission (CR) or complete remission without full platelet recovery (CRp).  The sample size is 56 evaluable subjects at approximately 30 sites. We also plan to conduct a confirmatory, Phase 3 front-line trial.  The study population is elderly subjects (at least 70 years of age) with newly diagnosed Philadelphia chromosome negative ALL.  The primary outcome measure is event-free survival (EFS) with death, failure to achieve CR/CRp, and relapse after CR/CRp as events. We are also conducting a pilot, Phase 2 study to assess the efficacy of Marqibo as determined by response rates in patients with metastatic malignant uveal melanoma.  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response duration, time to progression, and overall survival.  The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy.  We expect to enroll up to 30 subjects in this clinical trial. Marqibo received a U.S. orphan drug designation in January 2007 and a fast track designation in August 2007 for the treatment of adult ALL from the FDA.

•

Alocrest™ (vinorelbine liposomes injection) - In February 2008, we completed enrollment in a Phase 1 study of Alocrest. The trial enrolled adult subjects with confirmed solid tumors refractory to standard therapy or for which no standard therapy was known to exist, or with relapsed and/or refractory NHL or Hodgkin’s disease. The objectives of the Phase 1 clinical trial were: (1) to assess the safety and tolerability of treatment with Alocrest; (2) to determine the maximum tolerated dose of Alocrest; (3) to characterize the pharmacokinetic profile of Alocrest; and (4) to explore preliminary efficacy of Alocrest. The study was conducted at the Cancer Therapy and Research Center and START, both located in San Antonio, Texas and at McGill University in Montreal.  Reversible neutropenia, a low white blood cell count, was the most common dose limiting toxicity. Promising anti-cancer activity and acceptable and predictable toxicity was demonstrated and a 46% disease control rate was achieved across a broad range of doses.

•

Brakiva™ (topotecan liposomes injection) - We have completed essential preclinical investigational new drug application (IND) activation enabling studies for Brakiva. We currently have an open and activated IND in the U.S. and plan to initiate a Phase 1 dose-escalation clinical trial in the second half of 2008.

•

Kyrbax™ (Menadione) - We acquired the rights to Kyrbax in October 2006 pursuant to a license agreement with the Albert Einstein College of Medicine (AECOM). We have finalized an initial formulation of Kyrbax and completed essential IND-enabling studies. We currently have an open and activated IND in the U.S. and Canada and plan to initiate a Phase 1 clinical trial in the first half of 2008.

To date, we have not received regulatory approval and marketing authorization for any drug candidates in any market.  However we have received revenues from a sublicense agreement entered into with Par Pharmaceuticals in July 2007 for Zensana. The successful development of our product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business. Also, if we are unable to enter into strategic partnerships, we may not be able to develop or we may be forced to slow down development and commercialization of some or all our product candidates.

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

Revenues

We do not expect to generate any significant revenue from product sales or royalties in the foreseeable future. We anticipate that any revenues that we may recognize in the near future will be related to upfront, milestone development funding payments received pursuant to strategic license agreements or partnerships and that we may have large fluctuations of revenue recognized from quarter to quarter as a result of the timing and the amount of these payments. We may be unable to control the development of commercialization of these products and may be unable to estimate the timing and amount of revenue to be recognized pursuant to these agreements. Revenue from these agreements and partnerships help us fund our continuing operations. Our revenues may increase in the future if we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our future revenues will decrease and we may be forced to limit our development of our product candidates.

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

Share-based Compensation

Share-based compensation expenses consist primarily of expensing the fair-market value of a share-based award over the vesting term.  This expense is included in our operating expenses for each reporting period.  As of December 31, 2007, we estimate that there is $6.8 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 1.87 years

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are certain accounting policies that are critical to understanding our consolidated financial statements, as these policies affect the reported amounts of expenses and involve management’s judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with the Audit Committee of our Board of Directors. Our critical accounting policies and estimates are described below.

Share Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award using the Black-Scholes-Merton option pricing model, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). We adopted SFAS No. 123R using the modified prospective method for share-based awards granted after we became a public entity and the prospective method for share-based awards granted prior to the time we became a public entity and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

In applying the modified prospective transition method of SFAS No. 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), we used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances, which we will continue to use as we do not have sufficient historical data to estimate the expected term of share based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 10% annually of our stock options awarded will be forfeited. For options granted while we were a nonpublic entity, we applied the prospective method in which the awards that were valued under the minimum value method for pro forma disclosure purposes will continue to be expensed using the intrinsic value method of APB 25.

Prior to January 1, 2006, we accounted for option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of

Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the guidelines of APB No. 25, we were only required to record a charge for grants of options to employees if on the date of grant they had an “intrinsic value” which was calculated based on the excess, if any, of the market value of the common stock underlying the option over the exercise price.

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

The guidance in SFAS No. 123R, SAB No. 107 and SAB No. 110 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 4 of our audited financial statements included elsewhere in this Form 10-K report for further information regarding the SFAS No. 123R disclosures.

Warrant Liabilities

On October 30, 2007, we entered into a loan facility agreement with certain affiliates of Deerfield Management (“Deerfield”). Deerfield has committed funds to assist with the development of our product candidates. Under the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007.  As additional consideration for the loan, we also issued to Deerfield 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share, of which 4,825,433 includes an anti-dilution feature.  This feature requires that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock.  Pursuant to the agreement, we also entered into a Registration Rights Agreement, so that Deerfield may sell their shares if the warrants are exercised.  These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Because the warrants are redeemable in the event of a change in control or if our shares are delisted from a national securities exchange, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability.  We update our estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as an increase or decrease of interest expense.

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

Revenue Recognition

We recognize all revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” where revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

We recognize revenue from the license or assignment of intellectual property and rights to third parties, including development milestone payments associated with such agreement if the funds have been received, the rights to the property have been delivered, and we have no further obligations on the date(s) when the payment has been received or collection is assured.

To date, we have only earned revenue from a non-refundable upfront payment pursuant to a sublicense agreement, as described further in Note 6 in the “Notes to Financial Statements” section of this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurement.”  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  Originally, the Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, FASB delayed the effective date so that the Statement is now effective for financial statements issued for the fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the hedge accounting provisions as prescribed by SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities.” This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not own subsidiaries and as such, adoption of SFAS 160 is expected to have no impact on our financial position and results of operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

General and administrative expenses. For the year ended December 31, 2007, general and administrative, or G&A, expense was $8.0 million, as compared to $10.8 million for the year ended December 31, 2006. The decrease of $2.8 million is due primarily to a decrease in salaries, other employee benefits and personnel related costs of approximately $2.1 million, which includes a decrease of $2.6 million in employee related share-based compensation expense, and an increase of $0.5 million in salary and benefits, due mainly to the hiring of a commercial team for the potential launch of Zensana in early 2007, which was subsequently terminated in April 2007, when the Zensana program was halted.  The main reason for the decrease in employee related share-based compensation is due to the former CEO resigning in September 2007 and a lower stock price in 2007 compared to 2006.  For the year ended December 31, 2007, we also incurred an increase of approximately $0.1 million in associated professional fees and outside services, mainly due to an increase of $0.4 million in professional fees, mostly related to general legal fees and board member fees, and a decrease of $0.3 million in share-based compensation for awards issued to consultants and other non-employees.  Also for the year ended December 31, 2007, there was an decrease of approximately $0.8 million in allocable expenses, including a decrease of $0.1 million in rent, insurance, depreciation and other allocable expenses, and a decrease of $0.7 million in conference and travel costs, related mainly to the pre-launch activities for Zensana in 2006 for previously planned commercial launch in 2007.

Research and development expenses. For the year ended December 31, 2007, research and development, or R&D, expense was $21.3 million, as compared to $35.2 million for the year ended December 31, 2006. The decrease of $13.9 million is due primarily to:

•

A decrease in employee related expenses of $0.3 million;

•

A decrease in direct drug development costs, professional fees and outside services of $14.4 million;

•

An increase in rent, depreciation, insurance and other allocated expenses of $0.8 million.

Employee related expenses decreased by $0.3 million in 2007 due to a decrease of share-based compensation expense of $1.2 million, offset partially by an increase of $0.9 million in salaries, bonuses and other employee related expenses as the headcount in R&D departments increased in 2007 compared to 2006.

The decrease of $14.4 million in expenses for the clinical development of our product pipeline, includes a decrease of $13.7 million in license fees and milestone fees and transaction services related to the Tekmira, Zensana, Menadione and Talvesta license agreements, which were non-recurring expenses in 2007.  We did not enter into any in-license transactions in 2007, and we did not reach any payment milestones in 2007 related to our license agreements.  Additionally, we had a decrease in direct development costs for our product candidates.  These clinical costs included the physical manufacturing of drug compounds and payments to our contract research organizations.  Also, we had a decrease in expenses related to product candidates that are no longer in our pipeline:

•

IPdR expenses decreased $0.2 million in 2007.  This development program was terminated in February 2007.

•

Zensana expenses decreased by $5.3 million in 2007.  The Zensana program was halted in the first quarter of 2007 and an NDA filed with the FDA in 2007 was pulled.  In July 2007, we entered into a sub-license agreement with Par Pharmaceuticals, wherein Par will be responsible for all development and related costs going forward.

•

Talvesta expenses decreased by $1.1 million in 2007 after the program was put on clinical hold in early 2007 and later terminated in October 2007.

The decreases in development costs for these drug candidates were partially offset by increases in our ongoing programs:

•

Marqibo expenses increased by $1.5 million in 2007 as we initiated a Phase 2 trial in ALL in the second half of the year.

•

Alocrest expenses increased by $1.0 million in 2007 as we continued enrolling in a Phase 1 trial and increased manufacturing expenditures in anticipation of a potential Phase 2 trial.

•

Brakiva expenses increased by $0.5 million in 2007 as we activated the IND in 2007 and prepared for a Phase 1 trial in mid-2009.

•

Kyrbax expenses increased by $2.2 million in 2007 as pre-clinical and manufacturing expenses increased prior to the IND being filed in late 2007 and in anticipation of the Phase 1 trial that commenced in early 2007.

Additionally, other professional fees and outside service expenses increased by $0.5 million in 2007, mostly due to increased consulting fees for our biostatistics and medical safety programs.

Other allocable operating expenses increased by approximately $0.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This includes an increase in travel and conference expenses of $0.5 million, and an increase in rent, insurance and other allocated costs of $0.3 million as head count increased in 2007 over 2006.

Interest income. For the year ended December 31, 2007, interest income was $1.2 million as compared to interest income of $1.4 million for the year ended December 31, 2006. The decrease of $0.2 million resulted from decreased cash balance in our interest bearing accounts.

Interest expense. For the year ended December 31, 2007, interest expense was $0.2 million as compared to interest expense of $1,577 for the year ended December 31, 2006. The increase resulted from accrued interest related to an outstanding loan balance from a draw down of funds on November 1, 2007 pursuant to the facility loan agreement with Deerfield.

Other income (expense), net. For the year ended December 31, 2007, net other expense was $0.5 million as compared to net other expense of $0.1 million for the year ended December 31, 2006.  The increase of $0.4 million is due mainly to realized losses of $0.4 million due to impairment of our available-for-sale securities.

Gain on change in fair market value of warrant liabilities. For the year ended December 31, 2007, we recognized a gain related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 3) of $1.6 million.  There was no such transaction in 2006.

Income tax expense. There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2007 and 2006 because of our operating losses. A 100% valuation allowance has been recorded against our $34.9 million of deferred tax assets as of December 31, 2007. Historical performance leads management to believe that realization of these assets is uncertain. As a result of the valuation allowance, our effective tax rate differs from the statutory rate.

Liquidity and Capital Resources

As of December 31, 2007, we had aggregate cash and cash equivalents and available-for-sale securities of $20.9 million. In October 2007, we entered into a loan facility agreement with Deerfield Management, which has committed $30 million to fund the development of our product candidates and other general corporate activities. As of December 31, 2007, we had drawn down $7.5 million of the total $30 million available under the agreement. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2007, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our product candidates, we estimate that we will have sufficient cash on hand, together with amounts committed under our loan facility agreement with Deerfield, to fund clinical development into the second half of 2009. We may, however, choose to raise additional capital before then in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

In July 2007, we entered into a sublicense agreement with Par Pharmaceuticals, upon the execution of which, we received aggregate consideration of $5.0 million in exchange for 2,500,000 shares of our common stock and the rights to our product candidate Zensana.

On October 31, 2007, we entered into a loan facility agreement with Deerfield. Pursuant to the terms of the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. The remaining $10 million of the loan is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Kyrbax product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and we must repay all outstanding amounts owing under the loan no later than October 30, 2013.

Current and Future Financing Needs. Our plan of operation for the year ending December 31, 2008 is to continue implementing our business strategy, including the continued development of our four product candidates that are currently in clinical and preclinical phases.  We expect our principal expenditures during the next 12 months to include:

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

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, over the next 12 months we expect to spend approximately between $16.0 million and $20 million on clinical development (including milestone payments of $2.5 million that we expect to be triggered under the license agreements relating to our product candidates, all of which can be satisfied through the issuance of new shares of our common stock at our discretion), $4.0 million on general corporate and administrative expenses, including $0.6 million on facilities and rent.  We may receive additional debt funding under the Deerfield agreement upon reaching certain development milestones, which may be used to fund the milestone payments that will be owed under our license agreements with AECOM and Tekmira.

We believe that our cash, cash equivalents and marketable securities, which totaled $20.9 million as of December 31, 2007, along with the funds available through the Deerfield agreement, will be sufficient to meet our anticipated operating needs into the second half of 2009 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonably ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. In addition to those identified under Item 1A of this Annual Report, our assumptions relating to the expected costs of development and timeframe for completion are dependent on numerous factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

Since our business does not currently generate any cash flow, however, we will need to raise additional capital to continue development of our product candidates beyond the first half of 2009. If we are to raise such capital, we expect to raise it primarily by selling shares of our capital stock. To the extent additional capital is not available when we need it, we may be forced to discontinue or scale-back our development efforts relating to one or more of our product candidates or we may need to out-license the rights to one or more of our product candidates to a third party, any of which would have a material adverse effect on the prospects of our business.

Marqibo.  Since acquiring the exclusive world-wide rights to develop and commercialize Marqibo in May 2006, we have incurred $4.1 million in project costs related to our development of Marqibo through December 31, 2007, of which $2.8 million and $1.3 million was incurred in 2007 and 2006, respectively. In 2007, we have initiated a Phase 2, registration-enabling, open-label trial in relapsed adult ALL and a pilot Phase 2 trial in metastic uveal melanoma. Pending finalization of the protocol with cooperative groups and approval by the Cancer Therapy Evaluation Program (CTEP), we anticipate conducting a confirmatory Phase 3 supportive trial in front-line ALL potentially commencing in the second half of 2008. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain FDA approval for Marqibo, if ever, which includes a milestone payment that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained FDA approval of Marqibo, if ever.

Alocrest.   Since acquiring the exclusive world-wide rights to develop and commercialize Alocrest in May 2006, we have incurred $2.7 million in project costs related to our development of Alocrest through December 31, 2007, of which $1.9 million and $0.8 million was incurred in 2007 and 2006, respectively. We initiated a Phase 1 clinical trial in August 2006. This Phase 1 trial is designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. In February 2008, we completed enrollment in a Phase 1 study of Alocrest.  We estimate that we will need to expend at least an aggregate of approximately $47 million, in order for us to obtain FDA approval for Alocrest, if ever, which amount includes milestone payments that would be owed to our licensor upon FDA approval.  We expect that it will take approximately five to six years until we will have completed development and obtained FDA approval of Alocrest, if ever.

Brakiva.  Since acquiring the exclusive world-wide rights to develop and commercialize Brakiva in May 2006, we have incurred $2.4 million in project costs related to our development of this drug through December 31, 2007, of which $1.4 million and $1.0 million was incurred in 2007 and 2006, respectively. We have submitted an IND to the FDA which has been activated. We expect to initiate a Phase 1 clinical trial in the second half of 2008. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Kyrbax. We licensed our rights to topical menadione from the Albert Einstein College of Medicine in October 2006 and have incurred approximately $2.8 million in project costs related to our development of this drug through December 31, 2007, of which $2.5 million and $0.3 million was incurred in 2007 and 2006, respectively. We have finalized the formulation of Kyrbax and completed essential IND activation enabling studies. We submitted an IND to the FDA by the end of 2007 which has been activated.  We currently have an open and activated IND in the U.S. and Canada and plan to initiate a Phase 1 clinical trial in the first half of 2008.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Talvesta. Through December 31, 2007, we have incurred $3.4 million of costs related to our development of Talvesta, of which $0.5 million and $1.6 million was incurred in fiscal 2007 and 2006, respectively. As we have chosen to stop further clinical development of this drug, we do not expect to incur additional material costs related to Talvesta in the future.

Zensana.   On July 31, 2007, we entered into a definitive agreement providing for the sublicense of all our rights to develop and commercialize Zensana to Par Pharmaceutical, Inc. Accordingly, we do not expect to incur additional costs relating to the development of Zensana. See “ - Off- Balance Sheet Arrangements - License Agreements - Zensana. ”

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation. We do, however, have various commitments under certain agreements, as follows:

License Agreements

In the event we achieve certain milestones in connection with the development of our product candidates, we will be obligated to make milestone payments to our licensors in accordance with the terms of our license agreements, as discussed below. The development of pharmaceutical product candidates is subject to numerous risks and uncertainties, including, without limitation, the following: (1) risk of delays in or discontinuation of development from lack of financing, (2) our inability to obtain necessary regulatory approvals to market the products, (3) unforeseen safety issues relating to the products, (4) our ability to enroll a sufficient number of patients in our clinical trials, and (5) dependence on third party collaborators to conduct research and development of the products. Additionally, on a historical basis, only approximately 11 % of all product candidates that enter human clinical trials are eventually approved for sale. Accordingly, we cannot state that it is reasonably likely that we will be obligated to make any milestone payments under our license agreements. Summarized below are our future commitments under our license agreements, as well as the amounts we have paid to date under such agreements.

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

On July 31, 2007, we entered into a sublicense agreement with Par Pharmaceutical, Inc. and NovaDel, pursuant to which we granted to Par and its affiliates, and NovaDel consented to such grant, a royalty-bearing exclusive right and license to develop and commercialize Zensana within the United States and Canada. We previously had acquired such exclusive, sublicensable rights from NovaDel and commenced development of Zensana™, a pharmaceutical product that contains ondansetron, pursuant to a License Agreement with NovaDel dated October 24, 2004, as amended. As agreed by us and NovaDel, Par assumed primary responsibility for the development, regulatory approval by the FDA, and sales and marketing of Zensana.

In consideration for the license grant to Par, and upon execution of the Sublicense Agreement, Par purchased 2.5 million newly-issued shares of our common stock at a price per share of $2.00 per share for aggregate consideration of $5.0 million.

As additional consideration for the sublicense, following regulatory approval of Zensana, the Sublicense Agreement, Par is required to pay us an additional one-time payment of $6.0 million, of which $5.0 million is payable by us to NovaDel under the License Agreement. In addition, the Sublicense Agreement provides for an additional aggregate of $44.0 million in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. We will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that we will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to us increases beyond its royalty obligation to NovaDel.

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

Tekmira License Agreement.  In May 2006, we entered into a series of related agreements with Tekmira Pharmaceuticals Corporation, formerly Inex Pharmaceuticals Corporation. Pursuant to a license agreement with Tekmira, we received an exclusive, worldwide license to patents, technology and other intellectual property relating to our Marqibo, Alocrest and sphingosome encapsulated topotecan product candidates. Under the license agreement, we also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the M.D. Anderson Cancer Center. In addition, we entered into a sublicense agreement with Tekmira and the University of British Columbia, or UBC, which licenses to Tekmira other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan. Further, Tekmira assigned to us its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Tekmira had licensed additional patents and intellectual property relating to the three Optisomal product candidates.

In consideration for the rights and assets acquired from Tekmira, we paid to Tekmira aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of our common stock. We also agreed to pay to Tekmira royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, we have made one milestone payment of $1.0 million to Tekmira upon initiation of a Phase I clinical trial in Alocrest.

Menadione License Agreement. In October 2006, we entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University, or the College. Pursuant to the Agreement, we acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. In consideration for the license, we agreed to issue the college $0.2 million of our common stock, valued at $7.36 per share (representing the closing sale price on October 11, 2006). We also agreed to make an additional cash payment within 30 days of signing the agreement, and pay annual maintenance fees. Further, we agreed to make milestone payments in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement. We may also make annual maintenance fees as part of the agreement. We also agreed to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent. We may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with the College.

Lease Agreements. We entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $0.9 million on December 31, 2007.

Employment Agreements. On May 6, 2007, the Company entered into a written three year employment agreement with its Executive Vice President, Development and Chief Medical Officer, whose employment commenced May 21, 2007. This agreement provides for an employment term that expires in May 2010. Effective as of August 24, 2007, the Executive Vice President, Development and Chief Medical Officer, was appointed Chief Executive Officer. There was no change to the compensation terms of the employment agreement as a result of the change in position. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $980,000 at December 31, 2007.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $167,000 at December 31, 2007.

The Company entered into a written two year employment agreement with its former Vice President, Chief Business Officer dated January 25, 2004, which was subsequently amended in December 2005 to provide for a term that expires in November 2008. Effective as of January 22, 2008, the former Vice President, Chief Business Officer resigned as an employee of the Company. As part of the separation agreement entered into on January 22, 2008, the former Vice President, Chief Business Officer received a severance payment of approximately $167,000.  The Company has no future salary commitments beyond the severance payment.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to only provide management’s report in this annual report.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

On December 18, 2007, pursuant to authorization of the Board of Directors, the Company increased the annual base salaries of Dr. Steven Deitcher, its President and Chief Executive Officer, and John Iparraguirre, its Vice President, Chief Financial Officer, to $420,000 and $200,000, respectively, effective as of January 1, 2008.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K. The Company has adopted a Code of Ethics applicable to its CEO, CFO and Controller. The Code of Ethics is available on our website at www.hanabiosciences.com and a copy is available free of charge to anyone requesting it.

ITEM 11.

EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides additional information on the Company's equity based compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of Outstanding options, warrants and Rights (a)	Weighted average exercise price of Outstanding options, warrants and rights (b)	Number of Securities Remaining available for future issuance (excluding Securities reflected in column (a) (c)

Equity compensation plans not approved by stockholders-outside any plan(1)	239,713	$0.65	N/A
Equity compensation plans approved by stockholders-2003 Plan(2)	532,065	5.10	524,226
Equity compensation plans approved by stockholders-2004 Plan(2)	4,518,260	3.01	2,099,243
Equity compensation plans approved by stockholders-2006 Employee Stock Purchase Plan (2)	N/A	$0.91	688,692
Total	5,290,038		3,312,161

__________________

(1)

Represents shares of common stock issuable outside of any stock option plan. The numbers of shares and exercise price have been adjusted to give effect to the mergers and reincorporation effected in 2004.

(2)

Represents shares issued under the Company's 2003 Stock Option Plan, or 2003 Plan, and 2004 Stock Incentive Plan, or 2004 Plan, and the 2006 Employee Stock Purchase Plan, or 2006 Plan. During 2004 the Company's Board of Directors adopted the 2004 Plan. During 2006, the Company’s Board of Directors adopted the 2006 Plan. See also Note 4 of the Company's audited financial statements as of and for the year ended December 31, 2007 included in this Annual Report.

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our 2008 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.7

Form of warrant issued to lenders in connection with October 30, 2007 Facility Agreement with anti-dilution provision (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-147485)).

4.8

Form of warrant issued to lenders in connection with October 30, 2007 Facility Agreement without anti-dilution provision (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-147485)).

4.9	Form of Promissory Note issued to lenders in connection with October 30, 2007 Facility Agreement.*
10.1	Hana Biosciences, Inc. 2004 Stock Incentive Plan, as amended through June 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2007).
10.2	Form of stock option agreement for use in connection with 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2006).
10.3	2003 Stock Option Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.4	Summary terms of non-employee director compensation (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2007).

10.5	2006 Employee Stock Purchase Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).
10.6

Amended and Restated License Agreement dated April 30, 2007 between the Company and Tekmira Pharmaceuticals Corp., as successor in interest to Inex Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007)+

10.7

Sublicense Agreement dated May 6, 2006 among the Registrant, Inex Pharmaceuticals Corporation and the University of British Columbia (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).+

10.8

Registration Rights Agreement dated May 6, 2006 between the Registrant and Inex Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.9

Amended and Restated License Agreement among Elan Pharmaceuticals, Inc., Inex Pharmaceuticals Corporation (for itself and as successor in interest to IE Oncology Company Limited), as assigned to the Registrant by Inex Pharmaceuticals Corporation on May 6, 2006 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.10

Placement Agent Agreement by and among the Registrant, Lehman Brothers Inc., Jefferies & Company, and Oppenheimer & Co. Inc., dated as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 17, 2006).

10.11	Form of common stock purchase agreement dated May 17, 2006 between the Registrant and certain investors (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed May 17, 2006).
10.12	Restricted Stock Agreement dated June 30, 2006 between the Registrant and Mark J. Ahn (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).
10.13	Restricted Stock Agreement dated June 30, 2006 between the Registrant and Fred L. Vitale (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).
10.14	Restricted Stock Agreement dated May 9, 2006 between the Registrant and Gregory I. Berk (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).
10.15

Sublease Agreement dated May 31, 2006 between the Registrant and MJ Research Company, Inc., including amendment thereto dated May 31, 2006 (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.16

Amendment to Stock Option Agreements between the Registrant and Mark J. Ahn dated June 30, 2006 (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.17

Amendment to Stock Option Agreement between the Registrant and Fred L. Vitale dated June 30, 2006 (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.18	Research and License Agreement dated October 9, 2006 between the Registrant and Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University.+
10.19	Employment Agreement dated December 18, 2006 between Hana Biosciences, Inc. and John P. Iparraguirre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 19, 2006).
10.20

Employment Agreement dated May 6, 2007 between Hana Biosciences, Inc. and Steven R. Deitcher (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.21

Patent and Technology License Agreement dated February 14, 2000 (including amendment dated August 15, 2000) between the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and Hana Biosciences, Inc., as successor in interest to Inex Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007).+

10.22

Product Development and Commercialization Sublicense Agreement dated July 31, 2007 Among Hana Biosciences, Inc., Par Pharmaceuticals, Inc., and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2007).+

10.23

Amended and Restated License Agreement dated July 31, 2007 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2007).+

10.24

Facility Agreement dated October 30, 2007 among Hana Biosciences, Inc., Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (filed herewith).*

10.25

Security Agreement dated October 30, 2007 between Hana Biosciences, Inc. in favor of Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P.*

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Chief Executive Officer.*
31.2	Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: March 27, 2008	By:	/s/ STEVEN R. DEITCHER
Steven R. Deitcher
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven R. Deitcher and John P. Iparraguirre, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. DEITCHER	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2008
Steven R. Deitcher

/s/ JOHN P. IPARRAGUIRRE	Vice President, Chief Financial Officer and Secretary Controller (principal financial officer)	March 27, 2008
John P. Iparraguirre

/s/ TYLER M. NIELSEN	Controller (principal accounting officer)	March 27, 2008
Tyler M. Nielsen

/s/ ARIE S. BELLDEGRUN	Director	March 27, 2008
Arie S. Belldegrun

/s/ ISSAC KIER	Director	March 27, 2008
Isaac Kier

/s/ PAUL V. MAIER	Director	March 27, 2008
Paul V. Maier

/s/ LEON E. ROSENBERG	Director	March 28, 2008
Leon E. Rosenberg

/s/ MICHAEL WEISER	Director	March 27, 2008
Michael Weiser

/s/ LINDA (LYN) E. WIESINGER	Director	March 27, 2008
Linda (Lyn) E. Wiesinger

Index to Financial Statements of

Hana Biosciences, Inc.

Audited Financial Statements:

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Hana Biosciences, Inc.

South San Francisco, California

We have audited the accompanying balance sheets of Hana Biosciences, Inc. as of December 31, 2007 and 2006 and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hana Biosciences, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 4 to the Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised.

/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

San Francisco, California
March 28, 2008

HANA BIOSCIENCES, INC.

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,795,398	$29,127,850
Available-for-sale securities	96,000	6,131,000
Prepaid expenses and other current assets	489,293	496,519
Total current assets	21,380,691	35,755,369

Property and equipment, net	432,529	424,452
Restricted cash	125,000	125,000
Debt issuance costs	1,423,380	--
Total assets	$23,361,600	$36,304,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,682,739	$2,739,956
Accrued other expenses	496,239	1,547,459
Accrued personnel related expenses	763,050	1,050,657
Leased equipment: short-term	13,919	--
Accrued research and development costs	1,156,011	596,927
Total current liabilities	4,111,958	5,934,999
Notes payable	2,025,624	--
Warrant liabilities	4,232,355	--
Leased equipment: long-term	33,861	--
Total long term liabilities	6,291,840	--
Total liabilites	10,403,798	5,934,999
Commitment and contingencies (Notes 6 ,9, 10 and 11):

Stockholders' equity:
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,169,553 and 29,210,627 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	32,170	29,211
Additional paid-in capital	101,843,390	93,177,445
Accumulated other comprehensive income(loss)	(104,000)	20,000
Deficit accumulated	(88,813,758)	(62,856,834)
Total stockholders' equity	12,957,802	30,369,822
Total liabilities and stockholders' equity	$23,361,600	$36,304,821

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2007	2006

License revenues	$1,150,000	$--
Operating expenses:
General and administrative	7,982,388	10,806,362
Research and development	21,293,297	35,247,947
Total operating expenses	29,275,685	46,054,309

Loss from operations	(28,125,685)	(46,054,309)

Other income (expense):
Interest income	1,222,206	1,374,372
Interest expenses	(167,700)	(1,577)
Other income (expense), net	(505,688)	(106,199)
Change in fair market value of warrant liabilities	1,619,943	--
Total other income	2,168,761	1,266,596

Net loss	$(25,956,924)	$(44,787,713)
Net loss per share, basic and diluted	$(0.85)	$(1.69)
Weighted average shares used in computing net loss per share, basic and diluted	30,517,328	26,525,639

Comprehensive loss:
Net loss	$(25,956,924)	$(44,787,713)
Unrealized holdings gains (losses) arising during the period	(580,000)	184,000
Less: reclassification adjustment for losses included in net loss	456,000	--
Comprehensive loss	(26,080,924)	(44,603,713)

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Deficit accumulated	Total stockholders' equity

Balance at January 1, 2006	22,348,655	$22,349	$34,400,345	$(164,000)	$(18,069,121)	$16,189,573

Issuance of shares upon exercise of warrants, options and restricted stock	937,806	938	1,573,364	--	--	1,574,302

Stock-based compensation of employees amortized over vesting period of stock options	--	--	8,713,811	--	--	8,713,811

Proceeds from registered direct placement, net of $2,881,857 in fees	4,701,100	4,701	37,113,604	--	--	37,118,305

Share-based compensation to nonemployees for services	--	--	268,443	--	--	268,443

Issuance of shares to nonemployee	17,050	17	185,824	--	--	185,841

Issuance of shares in partial consideration of milestone payment	67,068	67	493,553	--	--	493,620

Inex and AECOM license agreement – 1,118,568 and 20,380 shares issued respectively	1,138,948	1,139	10,428,501	--	--	10,429,640

Net loss	--	--	--	--	(44,787,713)	(44,787,713)

Unrealized gain on available for sale securities	--	--	--	184,000	--	184,000

HANA BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Deficit accumulated	Total stockholders' equity
Balance at December 31, 2006	29,210,627	29,211	93,177,445	20,000	(62,856,834)	30,369,822

Issuance of shares upon exercise of warrants, options and restricted stock	482,593	483	26,516	--	--	26,999

Shares returned	(73,121)	(73)	73	--	--	--

Stock-based compensation of employees amortized over vesting period of stock options	--	--	4,943,886	--	--	4,943,886

Share-based compensation to nonemployees for services	--	--	(150,165)	--	--	(150,165)

Issuance of shares under employee stock purchase plan	49,454	49	115,135	--	--	115,184

Repurchase of employee stock options	--	--	(117,000)	--	--	(117,000)

Sale of shares – Par Pharma	2,500,000	2,500	3,847,500	--	--	3,850,000

Unrealized loss on marketable securities	--	--	--	(124,000)	--	(124,000)

Net loss	--	--	--	--	(25,956,924)	(25,956,924)

Balance at December 31, 2007	32,169,553	$32,170	$101,843,390	$(104,000)	$(88,813,758)	$12,957,802

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(25,956,924)	$(44,787,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,949	107,734
Share-based compensation to employees for services	4,943,886	8,713,811
Share-based compensation to nonemployees for services	(150,165)	268,443
Issuance of stock to nonemployees-transaction fee	--	185,841
Amortization of discount and debt issuance costs	38,723	--
Loss on sale of capital assets	1,052	41,759
Realized loss on available for sale securities	436,000	--
Unrealized gain on derivative liability	(1,619,943)	--
Issuance of shares in partial consideration for license agreement	--	10,429,640
Issuance of shares in partial consideration of milestone payment	--	493,620

Changes in operating assets and liabilities:
Increase(decrease) in prepaid expenses and other assets	7,225	(401,337)
Increase(decrease) in accounts payable	(1,057,217)	2,068,465
Increase(decrease) in accrued and other current liabilities	(779,742)	2,329,908
Net cash used in operating activities	(23,967,156)	(20,549,829)

Cash flows from investing activities:
Purchase of property and equipment	(131,298)	(500,209)
Proceeds from sale of capital assets	--	2,760
Purchase of marketable securities	(4,500,000)	(5,475,000)
Sale of marketable securities	9,975,000	--
Restricted cash	--	(125,000)
Net cash provided by (used in) investing activities	5,343,702	(6,097,449)

Cash flows from financing activities:
Proceeds from issuances of notes payable, net of cash issuance costs of $1,084,181	$6,415,819	$--
Repurchase of employee stock options	(117,000)	--
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	142,183	1,574,302
Proceeds from private placements of common stock, net	3,850,000	37,118,305
Net cash provided by financing activities	10,291,002	38,692,607

Net increase(decrease) in cash and cash equivalents	(8,332,452)	12,045,329
Cash and cash equivalents, beginning of year	29,127,850	17,082,521
Cash and cash equivalents, end of year	$20,795,398	$29,127,850
Supplemental disclosures of cash flow data:
Cash paid for interest	$167,700	$1,577
Supplemental disclosures of noncash financing activities:
Unrealized gain(loss) on available-for-sale securities	$(124,000)	$184,000

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

NOTE 1.

 BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS

Hana Biosciences, Inc. (“Hana,” “we” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  Our product candidates consist of the following:

Cancer Therapeutics

•

Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia (ALL), and metastatic uveal melanoma.

•

Alocrest™ (vinorelbine liposomes injection), a novel, targeted Optisome encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors including NSCLC and breast cancer.

•

Brakiva™ (topotecan liposomes injection), a novel targeted Optisome encapsulated formulation product candidate comprised of the FDA-approved anticancer drug topotecan, being developed for the treatment of solid tumors, including small cell lung cancer and ovarian cancer

Supportive Care

•

 Kyrbax™ (menadione), a novel preclinical product candidate for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor inhibitors (EGFRI) in the treatment of certain cancers

BASIS OF PRESENTATION

From inception to July 31, 2007, when the Company entered into a sublicense agreement with Par Pharmaceuticals, Inc., the Company was a development stage enterprise since it had not generated revenue from the sale of its products or through licensing agreements. Accordingly, prior to July 31, 2007, the financial statements were prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  Upon execution of the Par sublicense agreement, the Company has commenced principle operations.

The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds and obtain additional funding through equity or debt financings.  The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs.  If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond 2008, which will delay the development of the Company's product candidates. There can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities, the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high credit quality financial institutions.  The Company’s credit risk lies with the exposure to loss in the event of nonperformance by these financial institutions as balances on deposit exceed federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DEBT ISSUANCE COSTS

As discussed in Note 3, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method.  If the commitment expires unexercised, the deferred fee is expensed immediately.

WARRANT LIABILITIES

On October 30, 2007, the Company entered into a loan facility agreement with certain affiliates of Deerfield Management (“Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates. Under the agreement, the Company may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by the Company in as many as four installments every six months commencing October 30, 2007.  As additional consideration for the loan, the Company also issued to Deerfield 6-year warrants to purchase an aggregate of 5,225,433 shares of the Company’s common stock at an exercise price of $1.31 per share, of which 4,825,433 includes an anti-dilution feature.  This feature requires that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of the Company’s then outstanding common stock.  Pursuant to the agreement, the Company also entered into a Registration Rights Agreement, so that Deerfield may sell their shares if the warrants are exercised.  These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and related interpretations.  Because the warrants are redeemable in the event of a change in control or if the Company’s shares become delisted, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability.  The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income(expense).

REVENUE RECOGNITION

The Company recognizes all revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” where revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue from the license or assignment of intellectual property and rights to third parties, including development milestone payments associated with such agreements if the funds have been received, the rights to the property have been delivered, and the Company has no further obligations on the date(s) when the payment has been received or collection is assured.

To date, the Company has only earned revenue from a non-refundable upfront payment pursuant to a sublicense agreement, as described further in Note 6.

LICENSED IN-PROCESS RESEARCH AND DEVELOPMENT

Licensed in-process research and development relates primarily to technology, intellectual property and know-how acquired from another entity. We evaluate the stage of development as well as additional time, resources and risks related to development and eventual commercialization of the acquired technology. As we historically have acquired non-FDA approved technologies, the nature of the remaining efforts for completion and commercialization generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies. The cost in resources, probability of success and length of time to commercialization are extremely difficult to determine. Numerous risks and uncertainties exist with respect to the timely completion of development projects, including clinical trial results, manufacturing process development results and ongoing feedback from regulatory authorities, including obtaining marketing approval. Additionally, there is no guarantee that the acquired technology will ever be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment or the introduction of new competitive products. Due to the risks and uncertainties noted above, the Company will expense such licensed in-process research and development projects when incurred. However, the cost of acquisition of technology is capitalized if there are alternative future uses in other research and development projects or otherwise based on internal review. All milestone payments are expensed in the period the milestone is reached.

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

SHARE-BASED COMPENSATION

During the first quarter of fiscal 2006, the Company adopted the provisions of stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123R”), “Share-Based Payment.”

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method prescribed by APB 25 for employee stock options and recorded compensation cost for options granted at exercise prices that were less than market value of the Company’s common stock at the date of grant.

The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized through December 31, 2007 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and (c) compensation cost for share-based awards granted by the Company prior to becoming a public entity which are accounted for under the prospective transition method, and will continue to be expensed in accordance with the guidance of APB 25. In accordance with the modified-prospective-transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at December 31, 2007 and 2006 upon exercise or conversion that were not included in the computation of net loss per share totaled 12,531,372 and  7,600,583, respectively.

SEGMENT REPORTING

The Company has determined that it currently operates in only one segment, which is the research and development of oncology therapeutics and supportive care for use in humans. All assets are located in the United States.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006 FASB issued Statement No. 157, “Fair Value Measurements.”   The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  Originally, the Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, FASB delayed the effective date so that the Statement is now effective for financial statements issued for the fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the hedge accounting provisions as prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not own subsidiaries and as such, adoption of SFAS No. 160 is expected to have no impact on its financial position and results of operations.

NOTE 3.

FACILITY LOAN AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (“loan agreement”) with certain affiliates of Deerfield Management (“Deerfield”), which loan is secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The covenants of the loan agreement require that the Company remain a viable entity, comply with all regulatory agency requirements and the requirements of the Company’s license agreements. The Company is also prohibited from disposing of certain assets related to certain product candidates the Company is currently developing.  Deerfield has committed funds to assist with the development of the Company’s product candidates. Pursuant to the agreement, the Company may borrow from Deerfield up to an aggregate of $30.0 million, of which $20.0 million may be drawn down by the Company in as many as four installments every six months commencing October 30, 2007. Pursuant to such schedule, the Company drew down $7.5 million on November 1, 2007.  The effective interest rate on this note payable, including debt issuance costs and discount on debt, is approximately 18.9%. The remaining $10.0 million of the loan is subject to disbursement in three installments upon the achievement of clinical development milestones relating to the Company’s Marqibo and Kyrbax product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and the Company must repay all outstanding amounts owing under the loan no later than October 30, 2013. The Company is also required to make quarterly interest payments, at the annual rate of 9.85%.  In accordance with and upon execution of the agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield Management.

As additional consideration for the loan, the Company issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of the Company’s common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market on October 30, 2007. One series of such warrants represents the right to purchase 4,825,433 shares, which equals 15% of the Company’s currently issued and outstanding shares of common stock. These warrants contain an anti-dilution feature so that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of the Company’s then outstanding common stock. The Company may buy out Deerfield’s rights under the anti-dilution provision of the first series after October 30, 2010 by paying $2.5 million, or after October 30, 2011 by paying $1.5 million, provided the loan has been repaid at the time. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. If and when the Company draws down the $10.0 million of the loan conditioned upon the achievement of clinical development milestones relating to Marqibo and Kyrbax, the Company is required to issue additional warrants to Deerfield which would represent the right to purchase an additional number of shares of common stock equal to up to 3.5% of the Company’s then outstanding shares.  These warrants, which will also be exercisable at $1.31 per share, will be identical in form as the first series of warrants, including the Company’s right to buy-out the anti-dilution feature of such warrants.

Fair Value of Warrants. The aggregate fair values of the warrant series issued, under which an aggregate of the 5,225,433 shares of the Company’s common stock may be purchased, pursuant to the loan agreement was $5.9 million.  $5.5 million of the total fair value, related to the warrant series to purchase an aggregate of 4,825,433 shares with an anti-dilution feature, was recorded as a discount to the note payable.  The remaining $0.4 million fair value, relating to the additional warrant series to purchase an aggregate of 400,000 shares of common stock, was recorded as a debt issuance cost and is being amortized, using the interest method, over the life of the loan.

The Company used a Black-Scholes-Merton option pricing model to obtain the FMV of these warrants.  In order to estimate the FMV of the anti-dilution feature, the Company estimated the number of additional shares potentially purchasable under the warrant agreement using weighted probability scenarios.

A summary of the assumptions used to estimate the FMV of the warrants issued pursuant to the execution of the loan agreement as well as the estimated additional shares purchasable under the warrants pursuant to the anti-dilution feature as of the initial measurement date of October 30, 2007 and December 31, 2007 is as follows:

	Initial	December 31
	Valuation	2007
Warrants
Risk-free interest rate	4.53%	4.1%
Expected life (in years)	6	5.83
Volatility	68.5%	67.2%
Dividend yield	0%	0%
Estimated fmv of shares issuable under warrants	$0.86	$0.62

Warrant liabilities. The FMV of the warrants issued pursuant to the loan agreement were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Accordingly, we determined that the FMV of the warrants represented a liability because the warrants are redeemable in the event of a change in control and if the Company’s shares become delisted.  The FMV of the warrants is recalculated each reporting period with the change in value taken as income or expense in the “Statement of Operations.”  A summary of the status of the FMV of the warrants liability as of the issuance date on October 30, 2007 and changes during the period ended December 31, 2007 is as follows:

	October 30, 2007 Fair Value of Warrant Liabilities	December 31, 2007 Fair Value of Warrant Liabilities	Realized Gain/(Loss) on Change in Warrant Liabilities
Deerfield Warrants	$5,852,298	$4,232,355	$1,619,943

Summary of Notes Payable. On November 1, 2007, the Company drew down $7.5 million of the $30.0 million in total loan proceeds available.  The Company is not required to pay back any portion of the face value until October 30, 2013. Because the Company issued the warrants pursuant to the loan, the Company recognized a discount on the note to approximate the difference between the fair value and the face value of the note.  As of December 31, 2007, the notes payable by the Company are comprised of the following:

	Face Value of Notes Payable Outstanding	Allocation of Discount of Debt[1]	Carrying Value
Drawdown #1 – November 1, 2007	$7,500,000	$(2,032,258)	$5,467,742
Unallocated discount	--	(3,442,118)	(3,442,118)

Net carrying value of all notes outstanding	$7,500,000	$(5,474,376)	$2,025,624

1 The discount has been allocated ratably to the available proceeds of the loan.  For funds that have not yet been drawn down, the Company will maintain the discount in the balance sheet, but will not amortize the discount until the funds have been drawn down.

A summary of the allocated and unallocated debt issuance costs for the period ending December 31, 2007 is as follows:

	Debt Issuance Costs	Amortized Debt Issuance Costs	Carrying Value
Drawdown #1 – November 1, 2007	$357,273	$(5,711)	$351,562
Unallocated debt issuance costs	1,071,818	--	1,071,818

Totals	$1,429,091	$(5,711)	$1,423,380

NOTE 4.

STOCKHOLDERS' EQUITY

Share Issuances. On May 19, 2006, we completed a registered direct placement of 4,701,100 shares of our common stock. Of the total number of shares sold, 4,629,500 shares were sold at a price of $8.50 per share and 71,600 shares were sold to executive officers and affiliates of a director of the Company at a price of $9.07 per share, which resulted in total gross proceeds to us of approximately $40.0 million. In connection with the purchase agreement, we paid an aggregate of approximately $2.4 million in commissions to placement agents. We also incurred approximately $0.5 million of legal and other expenses paid to placement agents.

During the year ended December 31, 2006, the Company issued 937,806 shares of common stock as follows: 431,012 issued upon the exercise of warrants, 443,294 issued upon the exercise of stock options and 63,500 issued upon the vesting of restricted stock grant issuances. The exercises of all warrants and stock options resulted in aggregate net proceeds of $1.6 million.

As discussed in Note 6, on July 31, 2007, the Company issued 2,500,000 shares of common stock to Par Pharmaceuticals, Inc. in connection with a sublicense agreement..

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

At the May 2006 Annual Meeting, the Company's Stockholders also ratified and approved the Company's 2006 Employee Stock Purchase Plan (the “2006 Plan”), which had been approved by the Company’s Board of Directors on March 31, 2006. The 2006 Plan provides the Company's eligible employees with the opportunity to purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock. As of December 31, 2007, there have been 49,454 shares issued under the 2006 Plan, with an additional 11,854 shares issued on January 2, 2008.

At December 31, 2007, there were a total of 524,226 shares available for grant under our 2003 Plan and 2,099,243 shares available for grant under our 2004 Stock Option Plans. Additionally, at December 31, 2007, there were 700,546 shares available for issuance related to the 2006 ESPP Plan, with an additional 11,854 purchased in January 2008.

Restricted Stock Awards. As of December 31, 2007, there were no unvested shares of restricted stock outstanding, and none were issued during 2007.

A summary of the status of the Company's restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2007 is as follows:

Nonvested Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	460,764	$10.65
Granted	--	--
Vested	(255,764)	10.45
Cancelled/Forfeited	(205,000)	10.90

Nonvested at December 31, 2007	--	$--

Adoption of SFAS No 123R. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award using the Black-Scholes-Merton option pricing model, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). The Company adopted SFAS No. 123R using the modified prospective method for share-based awards granted after the Company became a public entity and the prospective method for share-based awards granted prior to the Company becoming a public entity and, accordingly, financial statement amounts for periods prior to the year ended December 31, 2006 presented in the accompanying financial statements have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

In applying the modified prospective transition method of SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to our Company, including industry, stage of life cycle, size and financial leverage. As the Company has so far only awarded “plain vanilla options” as described by the SEC's Staff Accounting Bulletin No. 107, the Company used the “simplified method” for determining the expected life of the options granted in 2006. This method is allowed until December 31, 2007, after which the Company will be required to adopt another method to determine expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on its historical information, the Company currently estimates that 10% annually of its stock options awarded will be forfeited. For options granted while the Company was a nonpublic entity, the Company applied the prospective method in which the awards that were valued under the minimum value method for pro forma disclosure purposes will continue to be expensed using the intrinsic value method of APB 25.

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

The following tables summarize information about the Company’s stock options outstanding at December 31, 2007 and changes in outstanding options in the year then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding January 1, 2006	2,452,887	$1.01

Options granted	3,263,179	6.27
Options exercised	(443,294)	1.10		$3,262,994
Options cancelled	(148,854)	3.74
Outstanding December 31, 2006	5,123,918	$4.27

Options granted	3,113,000	1.67
Options exercised	(226,830)	0.89		307,163
Options cancelled	(2,720,050)	4.18
Outstanding December 31, 2007	5,290,038	$3.12	8.9	$122,769
Exercisable at December 31, 2007	1,635,205	$4.18	7.5	$122,769

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 1.35	2,182,881	$1.08	9.3 yrs	394,048	$0.85
$ 1.36 - $ 1.74	1,123,657	1.67	8.9 yrs	225,490	1.67
$ 1.75 - $ 4.97	705,000	4.32	8.0 yrs	453,333	4.58
$ 4.98 - $ 7.40	1,129,000	6.76	8.8 yrs	492,167	6.78
$ 7.41 - $ 11.81	149,500	10.48	7.2 yrs	70,167	10.23
$0.07 - $11.81	5,290,038	$3.12	8.9 yrs	1,635,205	$4.18

The weighted-average grant date fair value of options granted during the years 2007 and 2006 was $1.17 and $6.31, respectively. The total aggregate intrinsic value of stock options on the date of exercise during the year ended December 31, 2007 was $0.3 million.  During the years ended December 31, 2007 and 2006, the Company recorded share-based compensation cost of $4.8 million and $9.0 million, respectively. As of December 31, 2007, the Company estimates that there is $6.8 million, in total, of unrecognized compensation costs related to non-vested stock option agreements, which is expected to be recognized over a weighted average period of 1.87 years. We expect our share-based compensation to decrease in 2008 as awards issued in 2007 had lower grant date fair-market values due to our lower stock price than awards issued in previous years.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option-pricing model to determine the fair value of employee stock options granted during the year ended:

	2007	2006
Stock options
Risk-free interest rate	4.5%	4.5% - 5.01%
Expected life (in years)	5.5 - 6.0	5.01 - 6.0
Volatility	80%	70%
Dividend Yield	0%	0%
Employee stock purchase plan
Risk-free interest rate	4.82% - 5.09%	4.82% - 5.24%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	55% - 103%	54% - 115%
Dividend Yield	0%	0%

The Company's computation of expected volatility of stock options for the year ended December 31, 2007 is based on historical volatilities of peer companies. Peer companies' historical volatilities are used in the determination of expected volatility due to the short trading history of the Company's common stock, which is approximately three years as of December 31, 2007. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. For share-based compensation related to the Employee Stock Purchase Plan (the 2006 ESPP Plan), the Company used actual volatilities as the Company had sufficient historical data for the expected term used in the Black-Scholes-Merton calculation. To determine the expected term of the Company's employee stock options granted in fiscal 2006 and 2007, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107. This approach resulted in expected terms of 5.5 to 6 years for options granted during the year ended December 31, 2007. The interest rate for periods within the contractual life of the award is approximated based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss carryforwards will only be recorded in equity when they reduce cash taxes payable.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

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

Through December 31, 2007, the Company had issued 49,454 shares under the 2006 ESPP Plan with an additional 11,854 issued in January 2008.  For both the years ended December 31, 2007 and 2006, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS No. 123(R) was approximately $0.1 million.

Non-Employee Stock Options. The Company has also granted stock options to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes-Merton option pricing model to determine the fair value of such awards.  For the years ended December 31, 2007, and 2006, the Company recognized a gain of $0.2 million and a loss of $0.3 million, of stock-based compensation expense, respectively, related to stock options held by non-employee consultants.

Warrants. As of December 31, 2007, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expire in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April of 2010.  Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October of 2010.  Additionally, the Company has issued warrants to acquire 5,225,433, issued to Deerfield Management, in accordance with the Facility Loan Agreement signed in October 2007.  4,825,433 of these warrants contain an anti-dilution feature that automatically increases so that they always represent 15% of the Company’s then outstanding common stock.  All of the warrants issued to Deerfield expire in October 2013.  The following table summarizes the warrants outstanding as of December 31, 2007 and the changes in outstanding warrants in the year then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2007	2,015,901	$3.41
Warrants granted	5,225,433	1.31
Warrants cancelled	--
Warrants outstanding December 31, 2007	7,241,334	$1.90

NOTE 5.

SHORT-TERM INVESTMENTS

On December 31, 2007, the Company had $96,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement.

During 2007, the Company recorded realized losses of $436,000 and unrealized losses of $104,000.  The Company recorded realized losses in 2007, as the decline in value of the shares, in the opinion of management, was considered other-than-temporary. The following table summarizes the NovaDel shares classified as available-for-sale securities during the year 2007 and 2006:

	Beginning Value	Net Unrealized Gain/(Loss	Gross Realized Gain/(Loss)	Ending Value

Year ended December 31, 2006	$472,000	$184,000	$--	$656,000

Year ended December 31, 2007	$656,000	$(124,000)	$(436,000)	$96,000

NOTE 6.

LICENSE AGREEMENTS

Tekmira License Agreement.  In May 2006, The Company entered into a series of related agreements with Tekmira Pharmaceuticals Corporation. Pursuant to a license agreement with Tekmira, the Company received an exclusive, worldwide license to patents, technology and other intellectual property relating to its Marqibo, Alocrest and Brakiva product candidates. Under the license agreement, the Company also received an exclusive, worldwide sublicense to other patents and intellectual property relating to these product candidates held by the M.D. Anderson Cancer Center. In addition, the Company entered into a sublicense agreement with Tekmira and the University of British Columbia, or UBC, which licenses to Tekmira other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan. Further, Tekmira assigned to the Company its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Tekmira had licensed additional patents and intellectual property relating to the three Optisomal product candidates.

In consideration for the rights and assets acquired from Tekmira, the Company paid to Tekmira aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of its common stock. The Company also agreed to pay to Tekmira royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, the Company has made one milestone payment of $1.0 million to Tekmira upon initiation of a Phase I clinical trial in Alocrest.

Krybax License Agreement. In October 2006, the Company entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University, or the College. Pursuant to the Agreement, the Company acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. In consideration for the license, the Company agreed to issue the college $0.2 million of its common stock, valued at $7.36 per share (representing the closing sale price on October 11, 2006). The Company also agreed to make an additional cash payment within 30 days of signing the agreement, and pay annual maintenance fees. Further, the Company agreed to make milestone payments in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement. The Company may also make annual maintenance fees as part of the agreement. The Company also agreed to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent. The Company may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with the College.

Zensana License. The Company’s rights to Zensana were originally subject to the terms of an October 2004 license agreement with NovaDel Pharma, Inc. The 2004 license agreement granted the Company a royalty-bearing, exclusive right and license to develop and commercialize Zensana within the United States and Canada. The technology licensed to the Company under the license agreement currently covers one United States issued patent, which expires in March 2022. In consideration for the license, the Company issued 73,121 shares of its common stock to NovaDel and have agreed to make double-digit royalty payments to NovaDel based on a percentage of “net sales” (as defined in the agreement). In addition, the Company purchased from NovaDel 400,000 shares of its common stock at a price of $2.50 per share for an aggregate payment of $1 million.

On July 31, 2007, the Company (as sublicensor) entered into a sublicense agreement with Par Pharmaceutical, Inc. and NovaDel, pursuant to which the Company granted to Par and its affiliates, and NovaDel consented to such grant, a royalty-bearing exclusive right and license to develop and commercialize Zensana within the United States and Canada. The Company previously had acquired such exclusive, sublicensable rights from NovaDel and commenced development of Zensana™, a pharmaceutical product that contains ondansetron, pursuant to a License Agreement with NovaDel dated October 24, 2004, as amended. As agreed by the Company and NovaDel, Par assumed primary responsibility for the development, regulatory approval by the FDA, and sales and marketing of Zensana.

In consideration for the license grant, Par purchased 2,500,000 newly-issued shares of the Company’s common stock at a price per share of $2.00 per share for aggregate consideration of $5.0 million. On July 31, 2007, the market value of the Company’s common stock was $1.54 per share. The difference between the sale price of $2.00 and the market value of the common stock on the purchase date was $0.46 per share premium. Of the total proceeds received from Par of $5.0 million, $1.15 million is related to the premium paid and represents revenues that will be recognized over the service period required by the sublicense agreement, with the remaining $3.85 million recorded in stockholder’s equity. As of September 30, 2007, the Company has recognized the entire $1.15 million in license fee revenue related to the sublicense agreement in accordance with the requirements of Staff Accounting Bulletin No. 104, as the Company fulfilled all obligations related to the upfront payment received from Par as part of the sublicense agreement.

As additional consideration for the sublicense, following regulatory approval of Zensana, Par is required to pay the Company an additional one-time payment of $6.0 million of which $5.0 million is payable by the Company to NovaDel under the License Agreement. In addition, the Sublicense Agreement provides for an additional aggregate of $44.0 million in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. The Company will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that the Company will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to the Company increases beyond its royalty obligation to NovaDel.

In order to give effect to and accommodate the terms of the Sublicense Agreement, on July 31, 2007, the Company and NovaDel amended and restated their 2004 license agreement. The primary modifications to the original 2004 license agreement that resulted from the Amended and Restated License Agreement are as follows:

•

The Company relinquished its right under the original license agreement to reduced royalty rates to NovaDel until such time as the Company has recovered one-half of its costs and expenses incurred in developing Zensana from sales of Zensana or payments or other fees from a sublicensee;

•

NovaDel surrendered for cancellation all 73,121 shares of its common stock that it acquired upon the execution of the original License Agreement;

•

The Company will have the right, but not the obligation, to exploit the licensed product in Canada;

•

The Company or its sublicensee must consummate the first commercial sale of the licensed product within 9 months of regulatory approval by the FDA of such product; and

•

If the Company’s Sublicense Agreement with Par is terminated, the Company may elect to undertake further development of Zensana.

The Company did not record any material adjustments to Stockholder’s Equity as a result of the return of 73,121 shares of its common stock from Novadel because the shares are to be retired and the Company did not give up any additional value as part of the exchange of shares.  The net effect on total Stockholders’ Equity was $0, with shares of common stock being reduced by 73,121.

In December 2007, the Company entered into a purchase agreement with Par wherein they have purchased raw materials and equipment stored at the Company’s contract manufacturer.  The total amount of the purchase agreement was $0.2 million.  The purchase was recorded as a decrease in R&D expenses.

Talvesta License.  The Company’s rights to Talvesta were governed by the terms of a December 2002 license agreement with Dana-Farber Cancer Institute and Ash Stevens, Inc. The agreement provided the Company with an exclusive worldwide royalty bearing license, including the right to grant sublicenses, to the intellectual property rights and know-how relating to Talvesta and all of its uses.  On November 8, 2007, the Company provided notice of termination of the License Agreement to the Licensors, which termination was effective 90 days from such notice. The Company’s termination of the License Agreement was based on the decision to discontinue the development of Talvesta as a result of the significant expense required in order for the Company to resume the clinical evaluation of this product candidate.

NOTE 7.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

Property and equipment:	2007	2006
Furniture & fixtures	$35,813	$26,522
Computer hardware	272,587	175,196
Computer software	110,221	67,335
Manufacturing equipment	163,836	163,836
Tenant improvements	144,340	120,048
	726,797	552,937
Less accumulated depreciation	(294,268)	(128,485)
Property and equipment, net	$432,529	$424,452

For the years ended December 31, 2007 and 2006, depreciation expense was $169,949 and $107,734, respectively.

NOTE 8.

INCOME TAXES

There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2007 and 2006 because of the Company’s operating losses.

The components of deferred tax assets (there were no deferred tax liabilities) as of December 31, 2007 and 2006 are as follows:

Deferred tax assets (liabilities) consist of the following (in thousands):	December 31,
Deferred tax assets:	2007	2006
Net operating loss carryforwards	$11,570	$9,967
Research and development credit	1,371	2,541
Basis difference in fixed assets	15,861	10,326
Stock-based compensation	5,997	3,953
Accruals and reserves	119	64
Total deferred tax asset	34,918	26,851
Less valuation allowance	(34,918)	(26,851)
Net deferred tax asset	--	--

A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	For the Years Ended,
	December 31, 2007	December 31, 2006
Footnote Disclosure:
Tax at Federal Statutory Rate	34.0%	34.0%
State Taxes, Net of Federal Benefit	5.8%	5.80%
Permanent Book/Tax Differences	-2.1%	-0.9%
Prior Year True-ups	7.5%	--
NOLs Adjusted for Sec. 382 limitation	-9.7%	--
R&D Credit Adjustments	-7.4%	--
Current Year R&D Credit	2.9%	3.8%
Other	0.0%	0.2%
Change in Valuation Allowance	-31.0%	-42.9%
Provision (Benefit) for Taxes	0.0%	0.0%

On July 21, 2004 and July 31, 2007, the Company experienced an ownership change as defined by section 382 of the Internal Revenue Code.  Sections 382 and 383 establish an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards. As such, the Company has limited the amount of deferred tax assets related to net operating loss in 2007 by $1.4 million and $1.1 million for federal and state purposes, respectively.  Additionally, the Company has limited the amount of deferred tax asset related to its federal R&D credit carryforward by $1.8 million.  State R&D credits have an indefinite carryover period, and thus are not limited.  The remaining balance of the pre-ownership net operating loss and credit carryforwards at December 31, 2007 will be available to reduce taxable income generated subsequent to 2007.

At December 31, 2007, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $31.2 million and $16.3 million, respectively. The net operating loss carryforwards expire in various amounts for federal tax purposes from 2022 through 2027 and for state tax purposes from 2014 through 2017.   At December 31, 2007, the Company also had research and development credit carryforwards of approximately $0.2 and $1.2 million for federal and state tax reporting purposes.

Management maintains a valuation allowance for its deductible temporary differences (i.e. deferred tax assets) when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced. The Company’s valuation allowance increased by $8.1 million and $19.2 million in the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The cumulative effect of adopting FIN No. 48 resulted in no adjustment to retained earnings as of January 1, 2007.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Unrecognized Tax Benefits (in thousands)
Balance as of January 1, 2007	$217,443
Additions for current year tax positions	547,359
Reductions for current year tax positions	-
Additions for prior year tax positions	-
Reductions for prior year tax positions	-
Settlements	-
Reductions related to expirations of statute of limitations	-
Balance as of December 31, 2007	764,802

None of the unrecognized tax benefits as of December 31, 2007 would affect the Company’s effective tax rate if recognized. As the Company would currently need to increase their valuation allowance for any additional amounts benefited, the effective rate would not be impacted until the valuation allowance was removed.

Penalties and interest expense related to income taxes are included as a component of other expense and interest expense, respectively, if they are incurred.  For the years ended December 31, 2006 and 2007, no penalties or interest expense related to income tax positions were recognized.  As of December 31, 2006 and 2007, no penalties or interest related to income tax positions were accrued.  The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly in the next twelve months.

The Company is subject to federal and California state income tax. As of December 31, 2007, the Company’s federal returns for the years ended 2004 through the current period and state returns for the years ended 2003 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

NOTE 9.

COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications. The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, the Company is unable to estimate the potential exposure related to these indemnification agreements. The Company accrues for such contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company has not recognized any liabilities relating to these agreements as of December 31, 2007 and 2006.

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company has relocated its executive offices. The total cash payments due for the duration of the sublease equaled approximately $0.9 million on December 31, 2007, including $0.6 million in 2008 and $0.3 million in 2009.

Approximate expenses associated with operating leases were as follows:

	Years Ended December 31,
	2007	2006
Rent expense	$575,000	$444,000

Employment Agreements. On May 6, 2007, the Company entered into a written three-year employment agreement with its Executive Vice President, Development and Chief Medical Officer, whose employment commenced May

21, 2007. This agreement provides for an employment term that expires in May 2010. Effective as of August 24, 2007, the Executive Vice President, Development and Chief Medical Officer was appointed Chief Executive Officer. There was no change to the compensation terms of the employment agreement as a result of the change in position. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $980,000 at December 31, 2007. Effective January 1, 2008, the Chief Executive Officer’s base salary was increased to $420,000 per year.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $167,000 at December 31, 2007.

The Company entered into a written two year employment agreement with its former Vice President, Chief Business Officer dated January 25, 2004, which was subsequently amended in December 2005 to provide for a term that expires in November 2008. Effective as of January 22, 2008, the former Vice President, Chief Business Officer resigned as an employee of the Company. As part of the separation agreement entered into on January 22, 2008, the former Vice President, Chief Business Officer received a severance payment of approximately $167,000.  The Company has no future salary commitments beyond the severance payment.

NOTE 10.

401(K) SAVINGS PLAN

During 2004, the Company adopted a 401(k) Plan (the “401(k) Plan”) for the benefit of its employees. The Company is required to make matching contributions to the 401(k) Plan equal to 100% of the first 5% of wages deferred by each participating employee. During 2007 and 2006, the Company incurred total charges of approximately $180,000 and $130,000, respectively, for employer matching contributions.

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

NOTE 12.

SUBSEQUENT EVENT

On February 29, 2008, the Company received a written notice from the Listings Qualification Department of the Nasdaq Stock Market (“Nasdaq”) that for the last 30 consecutive business days the bid price of the Company’s common stock on the Nasdaq Global Market has closed below the minimum $1.00 per share required for continued inclusion under Nasdaq Marketplace Rule 4450(e)(5) (the “rule”). In accordance with the rule, the Company has 180 calendar days, or until August 27, 2008, to regain compliance.  Nasdaq informed the Company that if, at any time before August 27, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Rule, although Nasdaq may, in its discretion, require that an issuer maintain a bid price in excess of $1.00 for a period in excess of 10 business days (but generally no more than 20 business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance.

In the event the Company does not regain compliance with the Rule by August 27, 2008, Nasdaq will provide written notification that the Company’s securities will be delisted from the Nasdaq Global Market.  At that time, the Company may appeal Nasdaq’s determination to delist the Company’s common stock to a Nasdaq Listing Qualifications Panel.  Alternatively, in the event such delisting is based solely upon non-compliance with the Rule, the Company could apply to transfer its common stock to the Nasdaq Capital Market. If such an application were approved and the Company otherwise maintains the listing requirements for The Nasdaq Capital Market, other than with respect to the Rule, the Company would be afforded the remainder of the Nasdaq Capital Market’s second 180 calendar day period in order to regain compliance with the Rule.

If the Company is delisted, this would have cause the Company to be in breach of the registration rights agreement entered into in October 2007 between Deerfield and the Company.  Under the warrant agreements entered into pursuant to the loan agreement, the Company would owe Deerfield cash payments in the event of a failure to remain in compliance with the registration rights agreement.  These payments may be material and may have a significant negative impact on the financial statements of the Company.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Index to Exhibits Filed with this Report

Exhibit No.	Description
4.9	Form of Promissory Note issued to lenders in connection with October 30, 2007 Facility Agreement.
10.24

Facility Agreement dated October 30, 2007 among Hana Biosciences, Inc., Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (filed herewith).

10.25

Security Agreement dated October 30, 2007 between Hana Biosciences, Inc. in favor of Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.