Form 10-Q
period 2008-03-31
Hana Biosciences Inc
filed 2008-05-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

As of May 13, 2008, there were 32,181,407 shares of the registrant's common stock, $.001 par value, outstanding.

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

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	our ability to attract and retain key personnel;

•	our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

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

References to the “Company,” “Hana,” the “Registrant,” “we,” “us,” or “our” in this report refer to Hana Biosciences, Inc., a Delaware corporation, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,945,983	$20,795,398
Available-for-sale securities	120,000	96,000
Prepaid expenses and other current assets	424,735	489,293
Total current assets	14,490,718	21,380,691

Property and equipment, net	432,415	432,529
Restricted cash	125,000	125,000
Debt issuance costs	1,413,973	1,423,380
Total assets	$16,462,106	$23,361,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$379,933	$1,682,739
Accrued other expenses	1,278,574	496,239
Accrued personnel related expenses	288,435	763,050
Leased equipment: short-term	13,919	13,919
Accrued research and development costs	897,161	1,156,011
Total current liabilities	2,858,022	4,111,958

Notes payable	2,080,000	2,025,624
Warrant liabilities	4,242,285	4,232,355
Leased equipment: long-term	30,548	33,861
Total long term liabilities	6,352,833	6,291,840
Total liabilities	9,210,855	10,403,798
Commitments and contingencies (Notes 9 and 10):

Stockholders' equity:
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,181,407 and 32,169,553 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	32,181	32,170
Additional paid-in capital	102,372,328	101,843,390
Accumulated other comprehensive loss	(80,000)	(104,000)
Accumulated deficit	(95,073,258)	(88,813,758)
Total stockholders' equity	7,251,251	12,957,802
Total liabilities and stockholders' equity	$16,462,106	$23,361,600

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating expenses:
General and administrative	$1,900,920	$3,346,985
Research and development	4,264,332	5,237,904
Total operating expenses	6,165,252	8,584,889

Loss from operations	(6,165,252)	(8,584,889)

Other income (expense):
Interest income	170,908	392,940
Interest expense	(249,164)	(1,376)
Other expense, net	(6,062)	(5,251)
Change in fair market value of warrant liabilities	(9,930)	—

Total other income(loss)	(94,248)	386,313

Net loss	$(6,259,500)	$(8,198,576)
Net loss per share, basic and diluted	$0.19	$0.28
Weighted average shares used in computing net loss per share, basic and diluted	32,181,275	29,286,139

Comprehensive loss:
Net loss	$(6,259,500)	$(8,198,576)
Unrealized holdings gains (losses) arising during the period	24,000	(136,000)

Comprehensive loss	$(6,235,500)	$(8,334,576)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Period from January 1, 2008 to March 31, 2008

	Common stock		Additional paid-in	Accumulated Other Comprehensive income	Accumulated	Total stockholders'
	Shares	Amount	capital	(loss)	deficit	equity
Balance at January 1, 2008	32,169,553	$32,170	$101,843,390	$(104,000)	$(88,813,758)	$12,957,802
Stock-based compensation of employees amortized over vesting period of stock options	—	—	518,269	—	—	518,269
Issuance of shares under employee stock purchase plan	11,854	11	10,669	—	—	10,680
Net loss	—	—	—	—	(6,259,500)	(6,259,500)
Unrealized gain on available-for-sale securities	—	—	—	24,000	—	24,000

Balance at March 31, 2008	32,181,407	$32,181	$102,372,328	$(80,000)	$(95,073,258)	$7,251,251

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,259,500)	$(8,198,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,572	39,785
Share-based compensation to employees for services	518,269	2,401,591
Share-based compensation to nonemployees for services	—	(137,002)
Amortization of discount and debt issuance costs	63,783	—
Unrealized loss on derivative liability	9,930	—

Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	64,558	347,226
Decrease in accounts payable	(1,302,806)	(1,234,410)
Increase(decrease) in accrued and other current liabilities	48,870	(628,326)
Net cash used in operating activities	(6,813,324)	(7,409,712)

Cash flows from investing activities:
Purchase of property and equipment	(43,458)	(28,768)
Purchase of marketable securities	—	(1,500,000)
Sale of marketable securities	—	1,325,000
Net cash used in investing activities	(43,458)	(203,768)

Cash flows from financing activities:
Repurchase of employee stock options	—	(117,000)
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	10,680	61,845
Payments on notes payable and capital leases	(3,313)	—
Net cash provided by (used in) financing activities	7,367	(55,155)

Net decrease in cash and cash equivalents	(6,849,415)	(7,668,635)
Cash and cash equivalents, beginning of period	20,795,398	29,127,850
Cash and cash equivalents, end of period	$13,945,983	21,459,215
Supplemental disclosures of cash flow data:
Cash paid for interest	$186,332	1,376
Supplemental disclosures of noncash financing activities:
Unrealized gain(loss) on available-for-sale securities	$24,000	(136,000)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS
Hana Biosciences, Inc. (“Hana,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  Our product candidates consist of the following:

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

Supportive Care
•
Kyrbax™ (menadione), a novel preclinical product candidate for the prevention and treatment of skin rash associated with the use of epidermal growth factor receptor inhibitors (EGFRI) in the treatment of certain cancers.

BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Hana Biosciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented herein. These interim financial results are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008 or any subsequent interim period.

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

The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds and obtain additional funding through equity or debt financings.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. There can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever. If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond 2008, which will delay the development of the Company's product candidates.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at March 31, 2008 and 2007 upon exercise or conversion that were not included in the computation of net loss per share totaled 12,128,150 and 7,621,514, respectively.

Cash and Cash Equivalents and Concentration of Risk

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

Debt Issuance Costs

As discussed in Note 5, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds. These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method. If the commitment expires unexercised, the deferred fee is expensed immediately.

Warrant Liabilities

On October 30, 2007, the Company entered into a loan facility agreement with certain affiliates of Deerfield Management (collectively, “Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates. Under the agreement, the Company may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by the Company in as many as four installments every six months commencing October 30, 2007. As additional consideration for the loan, the Company also issued to Deerfield 6-year warrants to purchase an aggregate of 5,225,433 shares of the Company’s common stock at an exercise price of $1.31 per share, of which warrants to purchase 4,825,433 shares include an anti-dilution feature. This feature requires that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of the Company’s then outstanding common stock. Pursuant to the agreement, the Company also entered into a registration rights agreement, pursuant to which the Company registered the resale of the shares issuable upon exercise of the warrants under the Securities Act of 1933. These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and related interpretations. Because the warrants are redeemable in the event of a change in control or if the Company’s shares become delisted, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income(expense).

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ” (“FIN 48”), which clarifies the recognition, measurement, accounting and disclosure for uncertainty in tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal and state jurisdictions where it has filed income tax returns, as well as all open tax years in these jurisdictions. The Company is subject to U.S. and California taxes for tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2004 through 2007 tax years. The periods subject to examination for the Company’s state returns in California are the 2003 through 2007 tax years. There are currently no ongoing examinations by the relevant tax authorities.

At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. There was no interest or penalties recognized related to uncertain tax positions. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006 FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. See Note 7 Fair Value Measurements in the Notes to Unaudited Condensed Financial Statements herein.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the hedge accounting provisions as prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have any material affect on the Company’s financial statemetns.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” as an amendment to SFAS No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (the Company’s 2009 fiscal year), and interim periods within beginning after that date. The Company is currently evaluating the impact this adoption will have on the Company’s financial statements.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

We reported a net loss of $6.3 million for the three months ended March 31, 2008. We have financed our operations since inception primarily through equity and debt financing. During the three months ended March 31, 2008, we had a net decrease of $6.8 million in cash and cash equivalents. This decrease during this period resulted primarily from net cash used in operating activities of $6.8 million. Total cash and cash equivalents and available-for-sale securities as of March 31, 2008 were $14.1 million compared to $20.9 million at December 31, 2007. In October 2007, we entered into a loan facility agreement with Deerfield Management, which has committed $30 million to fund the development of our product candidates and other general corporate activities. As of March 31, 2008, we had drawn down $7.5 million of the total $30 million available under the agreement. As of April 30, 2008, we are eligible to draw down an additional $7.5 million, including $2.5 million for milestones reached under the loan facility agreement. See “Note 4. Facility Agreement.”

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company's continued operations will depend on whether it is able to continue the progression of the development of its product candidates, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell products that have obtained FDA approval or enter into partnerships and/or license agreements regarding the commercialization of the Company’s products and product candidates. Through March 31, 2008, a significant portion of the Company's financing has been through private placements of common stock. The Company will continue to fund operations from cash on hand and through the potential sale of similar sources of capital previously described, or through debt.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2008, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our product candidates, we estimate that we will have sufficient cash on hand, together with amounts committed under our loan facility agreement with Deerfield, to fund clinical development into the second half of 2009. We may, however, choose to raise additional capital before then in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

NOTE 5. FACILITY LOAN AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (“loan agreement”) with Deerfield under which Deerfiled has agreed to loan to us an aggregate principal amount of up to $30 million. Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. The covenants of the loan agreement require that we remain a viable entity, comply with all regulatory agency requirements and the requirements of our license agreements. We are also prohibited from disposing of certain assets related to certain product candidates we are currently developing. The proceeds to us from the loan are to be used to fund the development of our product candidates and for other general and working capital purposes. Pursuant to the loan agreement, of the total $30 million available to us, $20.0 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. The effective interest rate on this note payable, including debt issuance costs and discount on debt, is approximately 18.9%. The remaining $10.0 million of the total $30.0 million facility is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Kyrbax product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and we must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments, at the annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.

As additional consideration for the loan, we issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of our common stock as reported on the Nasdaq Global Market on October 30, 2007. One series of such warrants initially represented the right to purchase 4,825,433 shares, which equals 15% of our currently issued and outstanding shares of common stock. These warrants contain an anti-dilution feature so that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock. Pursuant to this anti-dilution feature and as a result of additional shares of our common stock that we issued following October 30, 2007, this series of warrants represented the right to purchase an aggregate of 4,827,211 shares of our common stock as of March 31, 2008. We may buy out Deerfield’s rights under the anti-dilution provision of the first series after October 30, 2010 by paying $2.5 million, or after October 30, 2011 by paying $1.5 million, provided the loan has been repaid at the time. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. If and when we draw down the $10.0 million of the loan conditioned upon the achievement of clinical development milestones relating to Marqibo and Kyrbax, we are required to issue additional warrants to Deerfield which would represent the right to purchase an additional number of shares of common stock equal to up to 3.5% of our then outstanding shares. These warrants, which will also be exercisable at $1.31 per share, will be identical in form as the first series of warrants, including our right to buy-out the anti-dilution feature of such warrants.

Fair Value of Warrants. The aggregate fair values of the warrant series issued upon execution of the loan agreement, under which an aggregate of the 5,225,433 shares of our common stock were issuable upon purchase, pursuant to the loan agreement was $5.9 million. $5.5 million of the total fair value, related to the warrant series to purchase an aggregate of 4,825,433 shares with an anti-dilution feature, was recorded as a discount to the note payable. The remaining $0.4 million fair value, relating to the additional warrant series to purchase an aggregate of 400,000 shares of common stock, was recorded as a debt issuance cost and is being amortized, using the interest method, over the life of the loan.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We used a Black-Scholes-Merton option pricing model to obtain the fair market value of these warrants. In order to estimate the fair market value of the anti-dilution feature, we estimated the number of additional shares potentially purchasable under the warrant agreement using weighted probability scenarios.

A summary of the assumptions used to estimate the fair market value of the warrants issued pursuant to the execution of the loan agreement as well as the estimated additional shares purchasable under the warrants pursuant to the anti-dilution feature as of the last audited period ended December 31, 2007 and March 31, 2008 is as follows:

	December 31	March 31
	2007	2008
Warrants
Stock price	$1.06	$0.93
Risk-free interest rate	4.1%	3.51%
Expected life (in years)	5.83	5.53
Volatility	67.2%	86.8%
Dividend yield	0%	0%
Estimated fair market value of shares issuable under warrants	$0.62	$0.63

Warrant liabilities. The fair market value of the warrants issued pursuant to the loan agreement were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Accordingly, we determined that the fair market value of the warrants represented a liability because the warrants are redeemable in the event of a change in control and if our common stock is no longer listed on a national securities exchange.  The fair market value of the warrants is recalculated each reporting period with the change in value taken as income or expense in the “Statement of Operations.”  A summary of the status of the fair market value of the warrants liability as the last audited period ended December 31, 2007 and March 31, 2008 is as follows:

	December 31, 2007 Fair Value of Warrant Liabilities	March 31, 2008 Fair Value of Warrant Liabilities	Realized Gain/(Loss) on Change in Warrant Liabilities
Deerfield Warrants	$4,232,355	$4,242,284	$(9,929)

Summary of Notes Payable. On November 1, 2007, we drew down $7.5 million of the $30.0 million in total loan proceeds available under the loan agreement.  We are not required to pay back any portion of the face value until October 30, 2013. Because we issued the warrants pursuant to the loan, we recognized a discount on the note.  As of March 31, 2008, our notes payable are comprised of the following:

	Face Value of Notes Payable Outstanding	Allocation of Discount of Debt[1]	Carrying Value
Drawdown #1 – November 1, 2007	$7,500,000	$(1,977,882)	$5,522,118
Unallocated discount	—	(3,442,118)	(3,442,118)

Net carrying value of all notes outstanding	$7,500,000	$(5,420,000)	$2,080,000

1 The discount has been allocated ratably to the available proceeds of the loan.  For funds that have not yet been drawn down, we will maintain the discount in the balance sheet, but will not amortize the discount until the funds have been drawn down.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS' EQUITY

Stock Incentive Plans. We have two stockholder-approved stock incentive plans under which we grant or have granted options to purchase shares of our common stock and restricted stock awards to employees: the 2003 Stock Option Plan (the “2003 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). The Board of Directors or the Chief Executive Officer, to the extent authorized by the Board, is responsible for administration of the Company’s employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under the 2003 Plan and 2004 Plan have a vesting period of three years and expire ten years from the date of grant. We may grant a maximum of 7,000,000 shares for issuance under the 2004 plan and a maximum of 1,410,068 shares under the 2003 plan.

The Company also has adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”)under which the Company's eligible employees may purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock.

Stock Options. The following table summarizes information about stock options outstanding at March 31, 2008 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	5,290,038	$3.12
Options granted	187,000	0.97
Options cancelled	(592,000)	3.82
Options exercised	—	—
Outstanding March 31, 2008	4,885,038	2.95	8.64	$95,903
Exercisable at March 31, 2008	1,701,205	$4.17	7.34	$90,993

Total stock-based compensation expense was approximately $0.5 million and $2.4 million related to employee stock options and restricted stock recognized in the operating results for the three months ended March 31, 2008 and 2007, respectively.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 1.35	2,166,547	$1.06	9.0 yrs	419,048	$0.87
$ 1.36 - $ 1.74	1,063,657	1.67	8.6 yrs	225,490	1.67
$ 1.75 - $ 4.97	571,667	4.29	7.8 yrs	458,333	4.55
$ 4.98 - $ 7.40	933,667	6.74	8.6 yrs	528,167	6.73
$ 7.41 - $ 11.81	149,500	10.48	7.0 yrs	70,167	10.23
$0.07 - $11.81	4,885,038	$2.95	8.6 yrs	1,701,205	$4.17

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of our common stock. The price of each share will not be less than the lower of 85% of the fair market value of our common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of our common stock on the last trading day of the purchase period. A total of 750,000 shares of common stock were initially reserved for issuance under the 2006 Plan.

Through March 31, 2008, we have issued 61,308 shares under the 2006 Plan. For the three months ended March 31, 2008 and 2007, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $50,000 and $68,000, respectively.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Employee stock options
Risk-free interest rate	2.65%	4.50%
Expected life (in years)	5.5 – 6.0	5.5 - 6.0
Volatility	0.9	0.8
Dividend Yield	—%	—%
Employee stock purchase plan
Risk-free interest rate	3.05 – 3.49%	4.82 -5.24%
Expected life (in years)	0.5 - 2	0.5 - 2
Volatility	0.75 – 0.8	0.54 - 1.15
Dividend Yield	—%	—%

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We estimate the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), we used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances, which we will continue to use as we do not have sufficient historical data to estimate the expected term of share based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 22% annually of our stock options awarded will be forfeited.

Non-Employee Stock Options. We have has also granted stock options to non-employee consultants. In accordance with Emerging Issues Task Force Issue 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (EITF 96-18), compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes-Merton option pricing model to determine the fair value of such awards.  For the three months ended March 31, 2008, the Company recognized no stock-based compensation expense related to awards held by non-employee consultants. During the three months ended March 31, 2007, the Company recognized a credit of $0.1 million in stock-based compensation related to awards held by non-employee consultants, due almost entirely to the decrease in stock price during that period.

Warrants. As of December 31, 2007, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expire in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April 2010.  Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October 2010.  Additionally, in connection with our October 2007 loan agreement, we issued to Deerfield warrants to initially purchase 5,225,433 shares of our common stock, of which warrants to initially purchase 4,825,433 shares of our common stock were subject to an anti-dilution feature. This anti-dilution feature provides that the number of shares purchasable under this series automatically increased so that they always represent 15% of our then outstanding common stock. Pursuant to this anti-dilution feature and as a result of issuances of our common stock since the date of the loan agreement, the number of shares purchasable under these warrants increased by 1,778 in the three months ended March 31, 2008. Accordingly, at March 31, 2008, the warrants containing the anti-dilution feature represented the right to purchase an aggregate of 4,827,211 shares.   All of the warrants issued to Deerfield expire in October 2013.  The following table summarizes the warrants outstanding as of March 31, 2008 and the changes in outstanding warrants in the period then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2008	7,241,334	$1.90
Warrants granted	1,778	1.31
Warrants cancelled	—	—
Warrants outstanding March 31, 2008	7,243,112	$1.90

NOTE 7. FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2008:

Assets	Level 1	Level 2	Level 3	Total
Money market funds	$12,444,511	$—	$—	$12,444,511
Available-for-sale equity securities	120,000	—	—	120,000
Total	$12,564,511	$—	$—	$12,564,511

Liabilities	Level 1	Level 2	Level 3	Total
Warrant liabilities	—	—	$4,242,285	$4,242,285
Total	$—	$—	$4,242,285	$4,242,285

NOTE 8. AVAILABLE-FOR-SALE SECURITIES

On March 31, 2008, the Company had $120,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement.

During the three months ended March 31, 2008, the Company recorded an unrealized gain of $24,000, compared to an unrealized loss of $136,000 for the three months ended March 31, 2007.  The Company recorded realized losses in the second and third quarters of 2007, as the decline in value of the shares, in the opinion of management, was considered other-than-temporary. The following table summarizes the NovaDel shares classified as available-for-sale securities during the three months ended March 31, 2008 and 2007:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

Three months ended March 31, 2007	$656,000	$(136,000)	$—	$520,000

Three months ended March 31, 2008	$96,000	$24,000	$—	$120,000

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS

Employment Agreements.   On May 6, 2007, the Company entered into a written three-year employment agreement with its Executive Vice President, Development and Chief Medical Officer, whose employment commenced May 21, 2007. This agreement provides for an employment term that expires in May 2010. Effective as of August 24, 2007, the Executive Vice President, Development and Chief Medical Officer was appointed Chief Executive Officer. At the time of his appointment to Chief Executive Officer, no change was made to the compensation terms of the employment agreement; however, the annual base salary was subsequently increased to $420,000, effective January 1, 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $875,000 at March 31, 2008.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $117,000 at March 31, 2008.

The Company entered into a written two year employment agreement with its former Vice President, Chief Business Officer dated January 25, 2004, which was subsequently amended in December 2005 to provide for a term that expires in November 2008. Effective as of January 22, 2008, the former Vice President, Chief Business Officer resigned as an employee of the Company. As part of a January 22, 2008 separation agreement with the Company, the former Vice President, and Chief Business Officer received a lump-sum payment of approximately $167,000. The Company has no future salary commitments beyond the severance payment.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. The total cash payments due for the duration of the sublease equaled approximately $0.7 million on March 31, 2008.

NOTE 10. RESTRICTED CASH

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2007 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements .

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

We currently have rights to the following product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposomes injection) - We acquired our rights to Marqibo from Tekmira Pharmaceuticals Corporation (formerly Inex Pharmaceuticals Corporation) in May 2006. Marqibo has been evaluated in 13 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with NHL and ALL. Based on the results from these studies, we are conducting a registration-enabling Phase 2 clinical trial. The study population is adults with Philadelphia chromosome negative ALL in second relapse or those who failed 2 prior lines of therapy.  The primary outcome measure is confirmed complete remission or CR, or complete remission without full platelet recovery or CRp.  The sample size is 56 evaluable subjects at approximately 30 sites. We also plan to conduct a confirmatory, Phase 3 front-line trial.  The study population is elderly subjects (at least 70 years of age) with newly diagnosed Philadelphia chromosome negative ALL.  The primary outcome measure is event-free survival with death, failure to achieve CR/CRp, and relapse after CR/CRp as events. We are also conducting a pilot, Phase 2 study to assess the efficacy of Marqibo as determined by Disease Control Rate (CR, partial recovery or durable stable disease) in patients with metastatic malignant uveal melanoma.  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response rate, progression free survival, overall survival and safety.  The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy.  We expect to enroll up to 30 subjects in this clinical trial. Marqibo received a U.S. orphan drug designation in January 2007 and a fast track designation in August 2007 for the treatment of adult ALL from the FDA.

•
Alocrest™ (vinorelbine liposomes injection) - In February 2008, we completed enrollment in a Phase 1 study of Alocrest. The trial enrolled 30 adult subjects with confirmed solid tumors refractory to standard therapy or for which no standard therapy was known to exist, or with relapsed and/or refractory NHL or Hodgkin’s disease. The objectives of the Phase 1 clinical trial were: (1) to assess the safety and tolerability of treatment with Alocrest; (2) to determine the maximum tolerated dose of Alocrest; (3) to characterize the pharmacokinetic profile of Alocrest; and (4) to explore preliminary efficacy of Alocrest. The study was conducted at the Cancer Therapy and Research Center and START, both located in San Antonio, Texas and at McGill University in Montreal.  Reversible neutropenia, a low white blood cell count, was the most common dose limiting toxicity. Promising anti-cancer activity and acceptable and predictable toxicity was demonstrated and a 46% disease control rate was achieved across a broad range of doses.

•	Brakiva™ (topotecan liposomes injection) - We currently have an open and activated IND in the U.S. and plan to initiate a Phase 1 dose-escalation clinical trial in the second half of 2008.

•
Kyrbax™ (Menadione) - We acquired the rights to Kyrbax in October 2006 pursuant to a license agreement with the Albert Einstein College of Medicine (AECOM). We have finalized an initial formulation of Kyrbax and completed essential IND-enabling studies. We currently have an open and activated IND in the U.S. and Canada and initiated a Phase 1 clinical trial in April 2008.

To date, we have not received regulatory approval and marketing authorization for any drug candidates in any market.  However we have received revenues from a sublicense agreement entered into with Par Pharmaceuticals in July 2007 for Zensana. The successful development of our current product candidates is highly uncertain. Product development costs and timelines can vary significantly for each product candidate and are difficult to accurately predict. Various laws and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business. Also, if we are unable to enter into strategic partnerships, we may not be able to develop or we may be forced to slow down development and commercialization of some or all our product candidates.

We will not generate any product commercial sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin marketing and selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. In addition, as we continue the development of our remaining product pipeline, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Our successes depend not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of these product candidates or in some instances, enter into strategic partnerships. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

In applying the modified prospective transition method of SFAS No. 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), we used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances, which we will continue to use as we do not have sufficient historical data to estimate the expected term of share based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 22% annually of our stock options awarded will be forfeited.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes-Merton and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
The guidance in SFAS No. 123R, SAB No. 107 and SAB No. 110 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note 5 of our unaudited financial statements included elsewhere in this Form 10-Q report for further information regarding the SFAS No. 123R disclosures.

Warrant Liabilities
On October 30, 2007, we entered into a loan facility agreement with certain affiliates of Deerfield Management (collectively, “Deerfield”). Deerfield has committed funds to assist with the development of our product candidates. Under the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007.  As additional consideration for the loan, we also issued to Deerfield 6-year warrants to initially purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share, of which warrants to initially purchase 4,825,433 shares include an anti-dilution feature.  This feature requires that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock.  As a result of additional issuances of our common stock since October 30, 2007, as of March 31, 2008, these warrants represented the right to purchase an additional 1,778 shares of common stock, or 5,227,211 shares in the aggregate. Pursuant to the loan facility agreement, we also entered into a registration rights agreement, so that Deerfield may sell the shares issuable upon exercise of the warrants.  These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Because the warrants are redeemable in the event of a change in control or if our shares are no longer listed on a national securities exchange, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability.  We update our estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as an increase or decrease of interest expense.

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

Recent Accounting Pronouncements

On September 15, 2006 FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. See Note 7 Fair Value Measurements in the Notes to Unaudited Condensed Financial Statements herein.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” as an amendment to SFAS No. 133. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (the Company’s 2009 fiscal year), and interim periods within beginning after that date. The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

General and administrative expenses. For the three months ended March 31, 2008, general and administrative, or G&A, expense was $1.9 million, as compared to $3.3 million for the three months ended March 31, 2007. The decrease of approximately $1.4 million is due primarily to a decrease in employee related expenses of $1.2 million, which includes a decrease in salaries, employee benefits and other personnel related costs of $0.3 million along with a decrease of $0.8 million in employee related share-based compensation expense. The decrease in salaries, employee benefits and other personnel related costs are mainly due to the termination of all sales and marketing employees in April 2007 due to the cessation of the Zensana commercial launch in early 2007. Additionally, share-based compensation decreased as the price of our common stock declined in 2007, so options granted in 2007 and early 2008 have a smaller fair value compared to older options granted in 2006. A large number of share-based awards were forfeited by our former chief executive officer when he resigned in September 2007

For the three months ended March 31, 2008, outside services and professional service fees decreased $0.1 million compared to the three months ended March 31, 2007, due to decreased expenses for sales and marketing services related to the planned commercial launch of Zensana in April 2007.

For the three months ended March 31, 2008, there was a decrease of $0.1 million in G&A related allocable expenses, including rent, insurance and other expenses compared to three months ended March 31, 2007. The sales and marketing allocated expenses decreased by $0.3 million during these periods due to termination of all sales and marketing employees in April 2007. This was partially off-set by an increase of $0.2 million in general administrative expenses, due largely to commercial market research performed on the Optisome platform portfolio.

Research and development expenses. For the three months ended March 31, 2008, research and development, or R&D, expense was $4.3 million, as compared to $5.3 million for three months ended March 31, 2007. The decrease of $1.0 million is due primarily to:

•	A decrease in employee related expenses of $1.2 million;

•	An increase in direct drug development costs, professional fees and outside services of $0.1 million; and

•	An increase in rent, depreciation, insurance and other allocated expenses of $0.1 million.

Employee related expenses decreased by $1.2 million in 2008 due to a decrease of share-based compensation expense of $1.0 million, as well as a decrease of $0.2 million in salaries, bonuses and other employee related expenses as the headcount in R&D departments decreased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Share-based compensation decreased as the price of our common stock declined in 2007, so options granted in 2007 and early 2008 have a smaller fair value compared to older options granted in 2006.

The increase of $0.1 million in expenses for the clinical development of our product pipeline includes an increase of $0.2 million in professional and outside services, and a decrease in direct development costs for our product candidates of $0.1 million. These clinical costs included the physical manufacturing of drug compounds and payments to our contract research organizations. Also, we had a decrease in expenses related to product candidates that are no longer in our pipeline. A summary of the results of operations by drug candidate is as follows:

•
Talvesta expenses decreased by $0.2 million in the three months ended March 31, 2008 compared to the same period ended in 2007. The costs associated with this program decreased after the program was put on clinical hold in early 2007 and later terminated in October 2007.

•
Zensana expenses decreased by $0.7 million in the three months ended March 31, 2008 compared to the same period ended in 2007. The Zensana program was halted in the first quarter of 2007 and an NDA filed with the FDA in 2007 was pulled. In July 2007, we entered into a sub-license agreement with Par Pharmaceuticals, wherein Par will be responsible for all development and related costs going forward.

•	Marqibo expenses increased by $0.2 million in the three months ended March 31, 2008 compared to the same period ended in 2007. We initiated a Phase 2 clinical trial in mid-2007.

•
Alocrest expenses increased by $0.1 million in the three months ended March 31, 2008 compared to the same period ended in 2007. The Phase 1 trial for the Alocrest program completed enrollment in February 2008.

•
Brakiva expenses increased by $0.4 million in the three months ended March 31, 2008 compared to the same period ended in 2007. The Company has an open and actived IND in the US and is preparing to initiate a Phase 1 trial in the second half of 2008.

•
Kyrbax expenses increased by $0.1 million in the three months ended March 31, 2008 compared to the same period ended in 2007. During the three months ended March 31, 2008, we finalized an initial formulation of Kyrbax and was preparing for a Phase 1 that was initiated in April 2008.

R&D related allocable operating expenses, including rent, insurance, and other expenses increased by approximately $0.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Travel expenses also increased in 2007 compared to 2006.

Interest income. For the three months ended March 31, 2008, interest income was $0.2 million as compared to interest income of $0.4 million for the three months ended March 31, 2007. The decrease of $0.2 million resulted from decreased cash balance in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the three months ended March 31, 2008, interest expense was $0.2 million as compared to interest expense of less than $2,000 for three months ended March 31, 2007. The increase resulted from accrued interest related to an outstanding loan balance from a draw down of funds on November 1, 2007 pursuant to the facility loan agreement with Deerfield.

Loss on change in fair market value of warrant liabilities. For the three months ended March 31, 2008, we recognized a loss related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 5) of approximately $10,000.  There was no such transaction that affected the financial statements for the three months ended March 31, 2007.

Liquidity and Capital Resources

We have financed our operations since inception primarily through equity financing. As of March 31, 2008, we had aggregate cash and cash equivalents and available-for-sale securities of $14.1 million. Through March 31, 2008, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our product candidates, we estimate that we will have sufficient cash on hand to fund clinical development into the second half of 2009. We may, however, choose to raise additional capital before then in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

Financings. On October 30, 2007, we entered into a loan facility agreement with Deerfield. Pursuant to the terms of the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. The remaining $10 million of the loan is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and we must repay all outstanding amounts owing under the loan no later than October 30, 2013. As of April 30, 2008, we are eligible to draw down an additional $7.5 million, including $2.5 million for milestones reached under the loan facility agreement.

Current and Future Financing Needs. Our plan of operation for the remainder of the year ending December 31, 2008 is to continue implementing our business strategy, including the continued development of our four product candidates that are currently in clinical and preclinical phases.  We expect our principal expenditures during 2008 to include:

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

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, in 2008 we expect to spend approximately between $16.0 million and $20 million on clinical development (including milestone payments of $2.5 million that we expect to be triggered under the license agreements relating to our product candidates, all of which can be satisfied through the issuance of new shares of our common stock at our discretion), $4.0 million on general corporate and administrative expenses, including $0.6 million on facilities and rent.  We may receive additional debt funding under the Deerfield agreement upon reaching certain development milestones, which may be used to fund the milestone payments that we expect to be triggered under our license agreements for Menadione and our Optisome product candidates.

We believe that our cash, cash equivalents and marketable securities, which totaled $14.1 million as of March 31, 2008, along with the funds available through the Deerfield agreement, will be sufficient to meet our anticipated operating needs into the second half of 2009 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonably ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. In addition to those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2007, our assumptions relating the expected costs of development and timeframe for completion are dependent on numerous risks and other factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

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

Marqibo. We have incurred $0.9 million and $0.7 million in project costs related to our development of Marqibo in the three months ending March 31, 2008 and 2007, respectively. In 2007, we have initiated a Phase 2, registration-enabling, open-label trial in relapsed adult ALL and a pilot Phase 2 trial in metastic uveal melanoma. Pending finalization of the protocol with cooperative groups and approval by the Cancer Therapy Evaluation Program (CTEP), we anticipate conducting a confirmatory Phase 3 supportive trial in front-line ALL potentially commencing in the second half of 2008. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes a milestone payment that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

Alocrest. We have incurred $0.3 million in project costs related to our development of Alocrest in each of the three month periods ending March 31, 2008 and 2007. We initiated a Phase 1 clinical trial in August 2006. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. In February 2008, we completed enrollment in a Phase 1 study of Alocrest and plan to present the Phase 1 data in mid 2008. With this data in hand, we plan to seek out a third-party with which to partner the further development of Alocrest.

Brakiva.  We have incurred $0.6 million and $0.1 million in project costs related to our development of Brakiva in the three months ending March 31, 2008 and 2007, respectively. We have submitted an IND to the FDA which has been activated. We expect to initiate a Phase 1 clinical trial in the second half of 2008. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Kyrbax. We have incurred $0.3 million and $0.2 million in project costs related to our development of Kyrbax in the three months ending March 31, 2008 and 2007, respectively. We have finalized the formulation of Kyrbax and completed essential IND activation enabling studies. We submitted an IND to the FDA by the end of 2007 which has been activated.  We initiated a Phase 1 clinical trial in April 2008.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation as of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

We have not had any material changes to our risk factors disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Separation and release agreement dated January 22, 2008 between Hana Biosciences, Inc. and Fred L. Vitale

10.2	Letter agreement dated March 16, 2008 between Hana Biosciences, Inc. and Anne E. Hagey, M.D.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: May 13, 2008	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: May 13, 2008	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Separation and release agreement dated January 22, 2008 between Hana Biosciences, Inc. and Fred L. Vitale

10.2	Letter agreement dated March 16, 2008 between Hana Biosciences, Inc. and Anne E. Hagey, M.D.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).