Form 10-Q
period 2008-06-30
Hana Biosciences Inc
filed 2008-08-12
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

As of August 11, 2008, there were 32,386,130 shares of the registrant's common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$9,197,341	$20,795,398
Available-for-sale securities	92,000	96,000
Prepaid expenses and other current assets	147,460	489,293
Total current assets	9,436,801	21,380,691

Property and equipment, net	497,005	432,529
Restricted cash	125,000	125,000
Debt issuance costs	1,404,812	1,423,380
Total assets	$11,463,618	$23,361,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,683	$1,682,739
Accrued other expenses	312,405	496,239
Accrued personnel related expenses	541,208	763,050
Leased equipment: short-term	48,085	13,919
Accrued clinical development costs	2,141,433	1,156,011
Total current liabilities	3,146,814	4,111,958

Notes payable	2,134,703	2,025,624
Warrant liabilities	2,414,674	4,232,355
Leased equipment: long-term	73,186	33,861
Total long term liabilities	4,622,563	6,291,840
Total liabilities	7,769,377	10,403,798
Commitments and contingencies (Notes 9 and 10):

Stockholders' equity:
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,315,816 and 32,169,553 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	32,316	32,170
Additional paid-in capital	103,413,413	101,843,390
Accumulated other comprehensive loss	—	(104,000)
Accumulated deficit	(99,751,488)	(88,813,758)
Total stockholders' equity	3,694,241	12,957,802
Total liabilities and stockholders' equity	$11,463,618	$23,361,600

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating expenses:
General and administrative	$1,749,555	$2,725,362	$3,650,475	$6,072,347
Research and development	4,419,464	6,473,793	8,683,796	11,711,697
Total operating expenses	6,169,019	9,199,155	12,334,271	17,784,044

Loss from operations	(6,169,019)	(9,199,155)	(12,334,271)	(17,784,044)

Other income (expense):
Interest income	60,457	314,685	231,365	707,625
Interest expense	(252,477)	(1,293)	(501,641)	(2,667)
Other expense, net	(36,802)	(13,388)	(42,864)	(18,640)
Gain or loss on derivative	1,827,611	—	1,817,681	—
Realized loss on marketable securities	(108,000)	(176,000)	(108,000)	(176,000)
Total other income (expense)	1,490,789	124,004	1,396,541	510,318

Net loss	$(4,678,230)	$(9,075,151)	$(10,937,730)	$(17,273,726)

Net loss per share, basic and diluted	$(0.15)	$(0.31)	$(0.34)	$(0.59)

Weighted average shares used in computing net loss per share, basic and diluted	32,227,195	29,383,420	32,204,171	29,334,829
Comprehensive loss:
Net loss	$(4,678,230)	$(9,075,151)	$(10,937,730)	$(17,273,726)
Unrealized holdings gains (losses) arising during the period	(28,000)	(60,000)	(4,000)	(196,000)
Less: reclassification adjustment for losses included in net loss	108,000	176,000	108,000	176,000

Comprehensive loss	$(4,598,230)	$(8,959,151)	$(10,833,730)	$(17,293,726)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Period from January 1, 2008 to June 30, 2008

	Common stock		Additional paid-in	Accumulated Other Comprehensive income	Accumulated	Total stockholders'
	Shares	Amount	capital	(loss)	deficit	equity
Balance at January 1, 2008	32,169,553	$32,170	$101,843,390	$(104,000)	$(88,813,758)	$12,957,802
Stock-based compensation of employees amortized over vesting period of stock options	—	—	1,435,314	—	—	1,435,314
Issuance of shares under employee stock purchase plan	11,854	12	10,668	—	—	10,680
Stock-based compensation of non-employees amortized over vesting period of stock options	—	—	(825)	—	—	(825)
Issuance of shares in partial consideration of milestone payment	134,409	134	124,866	—	—	125,000
Net loss	—	—	—	—	(10,937,730)	(10,937,730)
Unrealized gain on available-for-sale securities, net of reclassification adjustment	—	—	—	104,000	—	104,000

Balance at June 30, 2008	32,315,816	$32,316	$103,413,413	$—	$(99,751,488)	$3,694,241

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,937,730)	$(17,273,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,245	83,322
Share-based compensation to employees for services	1,435,314	4,173,679
Share-based compensation to nonemployees for services	(825)	(151,670)
Shares issued for license milestone	125,000	—
Amortization of discount and debt issuance costs	127,647	—
Realized loss on available for sale securities	108,000	176,000
Unrealized loss on derivative liability	(1,817,681)	—

Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	341,833	55,119
Decrease in accounts payable	(1,579,056)	453,156
Increase(decrease) in accrued and other current liabilities	579,746	(1,515,313)
Net cash used in operating activities	(11,526,507)	(13,999,433)

Cash flows from investing activities:
Purchase of property and equipment	(64,680)	(76,754)
Purchase of marketable securities	—	(3,480,494)
Sale of marketable securities	—	2,825,000
Net cash used in investing activities	(64,680)	(732,248)

Cash flows from financing activities:
Repurchase of employee stock options	—	(117,000)
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	10,680	88,843
Payments on capital leases	(17,550)	—
Net cash used in financing activities	(6,870)	(28,157)

Net decrease in cash and cash equivalents	(11,598,057)	(14,759,838)
Cash and cash equivalents, beginning of period	20,795,398	29,127,850
Cash and cash equivalents, end of period	$9,197,341	$14,368,012
Supplemental disclosures of cash flow data:
Cash paid for interest	$373,994	$2,668
Supplemental disclosures of noncash financing activities:
Equipment financed with capital leases	64,476	—
Unrealized gain(loss) on available-for-sale securities	$(4,000)	$(196,000)

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

Cancer Therapeutics
•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia (ALL), and metastatic uveal melanoma.

•
Alocrest™ (vinorelbine liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors such as non-small-cell lung cancer (NSCLC).

•
Brakiva™ (topotecan liposomes injection), a novel targeted Optisome™ encapsulated formulation product candidate comprised of the FDA-approved anticancer drug topotecan, being developed for the treatment of solid tumors including small cell lung cancer and ovarian cancer.

Supportive Care
•
Menadione, a novel product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI) in the treatment of certain cancers.

BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented herein. The condensed balance sheet as of December 31, 2007 has been derived from the Company’s audited balance sheet as of that date. These interim financial results are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008 or any subsequent interim period.

From inception to July 31, 2007, when the Company entered into a sublicense agreement with Par Pharmaceuticals, Inc., the Company was a development stage enterprise since it had not generated revenue from the sale of its products or through licensing agreements. Accordingly, prior to July 31, 2007, the financial statements were prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Upon execution of the Par sublicense agreement, the Company has commenced principal operations.

The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds and obtain additional funding through equity or debt financings.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever. If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond 2008, which will delay the development of its product candidates.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities, the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

Segment Reporting

The Company has determined that it currently operates in only one segment, which is the research and development of oncology therapeutics and supportive care for use in humans. All assets are located in the United States.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at June 30, 2008 and 2007 upon exercise or conversion that were not included in the computation of net loss per share totaled 12,059,477 and 7,719,348, respectively.

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

Warrant Liabilities

On October 30, 2007, the Company entered into a loan facility agreement with certain affiliates of Deerfield Management (collectively, “Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates. Under the agreement, the Company may borrow from Deerfield up to an aggregate of $30 million, of which $20 million becomes available in four installments every six months commencing October 30, 2007. We are not obligated to draw down these funds when the installment becomes available to us. As additional consideration for the loan, the Company also issued to Deerfield 6-year warrants to purchase an aggregate of 5,225,433 shares of the Company’s common stock at an exercise price of $1.31 per share, of which warrants to purchase 4,825,433 shares include an anti-dilution feature. This anti-dilution feature requires that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that it always represents the right to purchase 15% of the Company’s then outstanding common stock. The Company also entered into a registration rights agreement with Deerfield, pursuant to which the Company registered the resale of the shares issuable upon exercise of the warrants under the Securities Act of 1933. These financing transactions were recorded in accordance with Emerging Issues Task Force “EITF” No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and related interpretations. Because the warrants are redeemable in the event of, among other things, a change in control or if the Company’s shares are no longer listed on a national securities exchange, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income (expense).

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the recognition, measurement, accounting and disclosure for uncertainty in tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal and state jurisdictions where it has filed income tax returns, as well as all open tax years in these jurisdictions. The Company is subject to U.S. and California taxes for tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2004 through 2007 tax years. The periods subject to examination for the Company’s state returns in California are the 2003 through 2007 tax years. There are currently no ongoing examinations by the relevant tax authorities.

At the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. There was no interest or penalties recognized related to uncertain tax positions. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. See Note 7 Fair Value Measurements in the Notes to Unaudited Condensed Financial Statements herein.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply the hedge accounting provisions as prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have material affect on the Company’s financial statements.

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

On May 5, 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact, if any, this Standard will have on our financial statements.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

We reported a net loss of $10.9 million for the six months ended June 30, 2008. We have financed our operations since inception primarily through equity and debt financing. During the six months ended June 30, 2008, we had a net decrease of $11.6 million in cash and cash equivalents. This decrease during this period resulted primarily from net cash used in operating activities of $11.5 million. Total cash and cash equivalents and available-for-sale securities as of June 30, 2008 were $9.3 million compared to $20.9 million at December 31, 2007. In October 2007, we entered into a loan facility agreement with Deerfield Management, which has committed $30 million to fund the development of our product candidates and other general corporate purposes. As of June 30, 2008, we had drawn down $7.5 million of the total $30 million available under the agreement. As of June 30, 2008, we are eligible to draw down an additional $7.5 million, including $2.5 million for milestones reached under the loan facility agreement. See “Note 5. Facility Agreement.” We also anticipate that we will be able to draw down at least an additional $7.5 million in the next twelve months from our loan facility agreement based on the funding schedule with Deerfield.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company's success will depend on whether it is able to continue the progression of the development of its product candidates, identify and acquire new and innovative oncology focused products, and whether the Company is able to successfully commercialize and sell products that have obtained FDA approval or enter into partnerships and/or license agreements regarding the commercialization of the Company’s products and product candidates.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2008, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our product candidates, we estimate that we will have sufficient cash on hand, together with amounts committed under our loan facility agreement with Deerfield, to fund clinical development into the second half of 2009. We may, however, choose to raise additional capital before then in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

NOTE 5. FACILITY LOAN AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield has agreed to loan to us an aggregate principal amount of up to $30 million. Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. The covenants of the loan agreement require that we, among other things, remain a viable entity, comply with all regulatory agency requirements and the requirements of our license agreements. We are also prohibited from disposing of certain assets related to certain product candidates we are currently developing. The loan proceeds are to be used to fund the development of our product candidates and for other general and working capital purposes. Pursuant to the loan agreement, of the total $30 million available to us, $20.0 million will become available to us in installments every six months commencing October 30, 2007. We are not obligated to draw down any portion of the available loan at such six month installments. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. The effective interest rate on this note payable, including debt issuance costs and discount on debt, is approximately 18.9%. The remaining $10.0 million of the total $30.0 million facility is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and we must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments on outstanding principal, at the annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.

As additional consideration for the loan, we issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of our common stock as reported on the Nasdaq Global Market on October 30, 2007. One series of such warrants initially represented the right to purchase 4,825,433 shares, which equaled 15% of our currently issued and outstanding shares of common stock as of October 30, 2007. These warrants contain an anti-dilution feature so that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock. Pursuant to this anti-dilution feature and as a result of additional shares of our common stock that we issued following October 30, 2007, this series of warrants represented the right to purchase an aggregate of 4,827,211 shares of our common stock as of June 30, 2008. We may buy out Deerfield’s rights under the anti-dilution provision of the first series after October 30, 2010 by paying $2.5 million, or after October 30, 2011 by paying $1.5 million, provided the loan has been repaid at the time. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. If and when we draw down the $10.0 million of the loan conditioned upon the achievement of clinical development milestones relating to Marqibo and Menadione, we are required to issue additional warrants to Deerfield which would represent the right to purchase an additional number of shares of common stock equal to up to 3.5% of our then outstanding shares. These additional warrants, which will also be exercisable at $1.31 per share, will be identical in form as the first series of warrants, including our right to buy-out the anti-dilution feature of such warrants.

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

A summary of the assumptions used to estimate the fair market value of the warrants issued pursuant to the execution of the loan agreement as well as the estimated additional shares purchasable under the warrants pursuant to the anti-dilution feature as of the last audited period ended June 30, 2008 and December 31, 2007 is as follows:

	June 30	December 31
	2008	2007
Warrants
Stock price	$0.72	$1.06
Risk-free interest rate	4.1%	4.1%
Expected life (in years)	5.28	5.83
Volatility	69.3%	67.2%
Dividend yield	0%	0%
Estimated fair market value of shares issuable under warrants	$0.36	$0.62

Warrant liabilities. The fair market value of the warrants issued pursuant to the loan agreement was recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Accordingly, we determined that the fair market value of the warrants represented a liability because the warrants are redeemable in the event of, among other things, a change in control or if our common stock is no longer listed on a national securities exchange.  The fair market value of the warrants is recalculated each reporting period with the change in value taken as income or expense in the “Statement of Operations.”  A summary of the status of the fair market value of the warrants liability as of the last audited period ended December 31, 2007 and June 30, 2008 is as follows:

	June 30, 2008 Fair Value of Warrant Liabilities	December 31, 2007 Fair Value of Warrant Liabilities	Realized Gain/(Loss) on Change in Warrant Liabilities
Deerfield Warrants	$2,414,674	$4,232,355	$1,817,681

Summary of Notes Payable. On November 1, 2007, we drew down $7.5 million of the $30.0 million in total loan proceeds available under the loan agreement. We are not required to repay any portion of the principal until October 30, 2013. Because we issued the warrants pursuant to the loan, we recognized a discount on the note.  As of June 30, 2008, our notes payable are comprised of the following:

	Face Value of Notes Payable Outstanding	Allocation of Discount of Debt [1]	Carrying Value
Drawdown #1 – November 1, 2007	$7,500,000	$(1,923,179)	$5,576,821
Unallocated discount	—	(3,442,118)	(3,442,118)

Net carrying value of all notes outstanding	$7,500,000	$(5,365,297)	$2,134,703

1 The discount has been allocated ratably to the available proceeds of the loan.  For funds that have not yet been drawn down, we will maintain the discount in the balance sheet, but will not amortize the discount until the funds have been drawn down.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS' EQUITY

Stock Incentive Plans. We have two stockholder-approved stock incentive plans under which we grant or have granted options to purchase shares of our common stock and restricted stock awards to employees: the 2003 Stock Option Plan (the “2003 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). The Board of Directors is responsible for administration of the Company’s stock incentive plans and determines the term, exercise price and vesting terms of each option. The Board has also authorized the Company’s Chief Executive Officer to award grants under the 2004 Plan in certain circumstances to new employees. In general, stock options issued under the 2003 Plan and 2004 Plan have a vesting period of three years and expire ten years from the date of grant. We may grant a maximum of 7,000,000 shares for issuance under the 2004 plan and a maximum of 1,410,068 shares under the 2003 plan.

Stock Options. The following table summarizes information about stock options outstanding at June 30, 2008 and changes in outstanding options in the six months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	5,290,038	$3.12	—
Options granted	616,500	0.96
Options cancelled	(1,110,333)	4.04
Options exercised	—	—
Outstanding June 30, 2008	4,796,205	2.63	8.64	$57,437
Exercisable at June 30, 2008	1,660,538	$3.77	7.34	$56,587

Total stock-based compensation expense was approximately $0.9 million and $1.4 million related to employee stock options and restricted stock recognized in the operating results for the three and six months ended June 30, 2008, respectively, as compared to total stock-based compensation of $1.8 million and $4.2 million recognized in the operating results for the three and six months ended June 30, 2007. Included in the stock-based compensation expense for the three and six months ending June 30, 2008 is approximately $0.4 million of expense related to the correction of an error related to prior periods.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 1.35	2,441,048	$1.03	9.0 yrs	374,548	$0.82
$ 1.36 - $ 1.74	1,053,657	1.67	8.3 yrs	454,324	1.66
$ 1.75 - $ 4.97	355,000	4.14	7.8 yrs	303,333	4.29
$ 4.98 - $ 7.40	820,333	6.73	8.3 yrs	431,500	6.70
$ 7.41 - $ 11.81	126,167	10.43	6.5 yrs	96,833	10.39
$0.07 - $11.81	4,796,205	$2.63	8.6 yrs	1,660,538	$3.77

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee stock options
Risk-free interest rate	2.65%	4.5%	2.65%	4.5%
Expected life (in years)	5.5 – 6.0	5.75 - 6.0	5.5 – 6.0	5.5 - 6.0
Volatility	0.9	0.8	0.9	0.8
Dividend Yield	%	0%	%	0%
Employee stock purchase plan
Risk-free interest rate	3.05-3.49%	4.82 - 4.91%	3.05-49%	4.82 - 5.09%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	0.75-0.80	0.73 - 0.93	0.75-0.80	0.55 - 1.03
Dividend Yield	0%	0%	0%	0%

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We estimate the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 “SAB 107”, we used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 22% annually of our stock options awarded will be forfeited.

Non-Employee Stock Options. We have has also granted stock options to non-employee consultants. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”, compensation cost for options issued to non-employee consultants is measured at each reporting period and adjusted until the commitment date is reached, being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilized a Black-Scholes-Merton option pricing model to determine the fair value of such awards.  For the three and six months ended June 30, 2008, the Company recognized no stock-based compensation expense related to awards held by non-employee consultants. During the three and six months ended June 30, 2007, the Company recognized credits to expense of $0.1 million and $0.2 million due almost entirely to the decrease in stock price during that period.

Warrants. As of June 30, 2008, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expire in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April 2010. Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October 2010.  Additionally, in connection with our October 2007 loan agreement, we issued to Deerfield warrants to initially purchase 5,225,433 shares of our common stock, of which warrants to initially purchase 4,825,433 shares of our common stock were subject to an anti-dilution feature. This anti-dilution feature provides that the number of shares purchasable under this series automatically increased so that they always represent 15% of our then outstanding common stock. Pursuant to this anti-dilution feature and as a result of issuances of our common stock since the date of the loan agreement, the number of shares purchasable under these warrants increased by 21,938 in the six months ended June 30, 2008. Accordingly, at June 30, 2008, the warrants containing the anti-dilution feature represented the right to purchase an aggregate of 4,847,371 shares.   All of the warrants issued to Deerfield expire in October 2013.  The following table summarizes the warrants outstanding as of June 30, 2008 and the changes in outstanding warrants in the period then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2008	7,241,334	$1.90
Warrants granted	21,938	1.31
Warrants cancelled	—	—
Warrants outstanding June 30, 2008	7,263,272	$1.90

Employee Stock Purchase Plan. The Company also has adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”) under which the Company's eligible employees may purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock.

The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of the Company’s common stock. The price of each share will not be less than the lower of 85% of the fair market value of the Company’s common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of the common stock on the last trading day of the purchase period. A total of 750,000 shares of common stock were initially reserved for issuance under the 2006 Plan.

Through June 30, 2008, the Company has issued 61,308 shares under the 2006 Plan and another 70,314 shares were issued on July 1, 2008. For the three and six months ended June 30, 2008, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $12,000 and $62,000, respectively, compared to total stock-based compensation expense recognized in the three and six months ended June 30, 2007 of $21,000 and $89,000, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$8,194,364	$—	$—	$8,194,364
Available-for-sale equity securities	92,000	—	—	92,000
Total	$8,286,364	$—	$—	$8,286,364

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	—	—	$2,414,674	$2,414,674
Total	$—	$—	$2,414,674	$2,414,674

NOTE 8. AVAILABLE-FOR-SALE SECURITIES

On June 30, 2008, the Company had $92,000 in total available-for-sale securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement originally entered into in October 2004.

During the six months ended June 30, 2008, the Company recorded an unrealized loss of $4,000, compared to an unrealized loss of $196,000 for the six months ended June 30, 2007.  The Company recorded realized losses in the second and third quarters of 2007, and in the second quarter of 2008 as the decline in value of the shares, in the opinion of management, was considered other-than-temporary. The following table summarizes the NovaDel shares classified as available-for-sale securities during the six months ended June 30, 2008 and 2007:

	Beginning Value	Unrealized Gain/(Loss), net of reclassification adjustment	Gross Realized Gain/(Loss)	Ending Value

Six months ended June 30, 2007	$656,000	$(20,000)	$(176,000)	$460,000

Six months ended June 30, 2008	$96,000	$104,000	$(108,000)	$92,000

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS

Employment Agreements.    On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $1.1 million at June 30, 2008.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. This agreement provides for an employment term that expires in November 2008. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.1 million at June 30, 2008.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. The total cash payments due for the duration of the sublease equaled approximately $1.2 million at June 30, 2008.

NOTE 10. RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement relating to its South San Francisco, CA offices. The sublease required the Company to provide a security deposit in the amount of $125,000. To satisfy this obligation the Company obtained a $125,000 letter of credit with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to obtain the letter of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with its financial institution. This compensating balance for the letter of credit will be restricted for the entire four-year period of the sub-lease.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2007 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements .

Overview

We are a biopharmaceutical company focused on acquiring, developing, and commercializing innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other biotechnology and pharmaceutical companies.

We currently have rights to the following product candidates in various stages of development:

•
Marqibo ® (vincristine sulfate liposomes injection) - Marqibo has been evaluated in over 13 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma, or NHL, and acute lymphoblastic leukemia, or ALL. Based on the results from these studies, we are conducting a registration-enabling Phase 2 clinical trial. The study population is adults with Philadelphia chromosome negative ALL in second relapse or those who failed 2 prior lines of therapy.  The primary outcome measure is complete remission or CR, or complete remission without full hematologic recovery or CRp.  The sample size is 56 evaluable subjects from 30 sites. We also plan to conduct a confirmatory, Phase 3 front-line trial.  The study population will be subjects (at least 70 years of age) with newly diagnosed Philadelphia chromosome negative ALL.  The primary outcome measure will be event-free survival, death, failure to achieve CR/CRp, and relapse after CR/CRp are the defining events. We are also conducting a Phase 2 study to assess the efficacy of Marqibo in patients with metastatic malignant uveal melanoma as determined by Disease Control Rate (CR, partial recovery or durable stable disease).  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response rate, progression free survival, overall survival and safety.  The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy.  We expect to enroll approximately 30 subjects in this clinical trial. Marqibo received a U.S. orphan drug designation in January 2007 as well as a European Commission orphan drug designation in July 2008 for the ALL indication. Marqibo also received a U.S. orphan drug designation in July 2008 for metastatic uveal melanoma. Marqibo received a fast track designation in August 2007 for the treatment of adult ALL from the FDA.

•
Alocrest™ (vinorelbine liposomes injection) - In February 2008, we completed enrollment in a Phase 1 study of Alocrest. The trial enrolled 30 adult subjects with confirmed solid tumors refractory to standard therapy or for which no standard therapy was known to exist. The objectives of the Phase 1 clinical trial were: (1) to assess the safety and tolerability of Alocrest; (2) to determine the maximum tolerated dose of Alocrest; (3) to characterize the pharmacokinetic profile of Alocrest; and (4) to explore preliminary efficacy of Alocrest. The study was conducted at the Cancer Therapy and Research Center and South Texas Accelerated Research Therapeutics (START), both located in San Antonio, Texas and at McGill University in Montreal.  The majority of study subjects had heavily pretreated disease. Reversible neutropenia, a low white blood cell count, was the dose-limiting toxicity. The results of this study indicated promising anti-cancer activity and expected toxicity, and a 46% disease control rate was achieved across a broad range of doses.

•
Brakiva™ (topotecan liposomes injection) - We currently have an open and activated investigational new drug application, or IND, in the U.S. and plan to initiate a Phase 1 dose-escalation clinical trial in the second half of 2008 to assess safety.

•
Menadione - We acquired the rights to Menadione in October 2006 pursuant to a license agreement with the Albert Einstein College of Medicine (AECOM). We have finalized an initial formulation of Menadione and completed essential IND-enabling studies. We initiated a Phase 1 clinical trial in April 2008.

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

Revenues

We do not expect to generate any significant revenue from product sales or royalties in the foreseeable future. We anticipate that any revenues that we may recognize in the near future will be related to upfront, milestone development funding payments received pursuant to strategic license agreements or partnerships and that we may have large fluctuations of revenue recognized from quarter to quarter as a result of the timing and the amount of these payments. We may be unable to control the development of commercialization of these products and may be unable to estimate the timing and amount of revenue to be recognized pursuant to these agreements. Revenue from these agreements and partnerships help us fund our continuing operations. Our revenues may increase in the future if we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our future revenues may be insignificant compared to our costs, and we may be forced to limit our development of our product candidates.

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

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes-Merton and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
The guidance in SFAS No. 123R, SAB No. 107 and SAB No. 110 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note 6 of our unaudited financial statements included elsewhere in this Form 10-Q report for further information regarding the SFAS No. 123R disclosures.

Warrant Liabilities
On October 30, 2007, we entered into a loan facility agreement with certain affiliates of Deerfield Management (collectively, “Deerfield”). Deerfield has committed funds to assist with the development of our product candidates. Under the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007.  As additional consideration for the loan, we also issued to Deerfield 6-year warrants to initially purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share, of which warrants to initially purchase 4,825,433 shares include an anti-dilution feature.  This anti-dilution feature requires that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock.  As a result of additional issuances of our common stock since October 30, 2007, as of June 30, 2008, these warrants represented the right to purchase an additional 21,938 shares of common stock, or 5,247,371 shares in the aggregate. Pursuant to the loan facility agreement, we also entered into a registration rights agreement, so that Deerfield may sell the shares issuable upon exercise of the warrants.  These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Because the warrants are redeemable in the event of, among other things, a change in control or if our shares are no longer listed on a national securities exchange, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability.  We update our estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as an increase or decrease of interest expense.

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

On May 5, 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact, if any, this Standard will have on our financial statements.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

General and administrative expenses. For the three months ended June 30, 2008, general and administrative, or G&A, expense was $1.7 million, as compared to $2.7 million for the three months ended June 30, 2007. The decrease of approximately $1.0 million is due primarily to a decrease in employee related expenses of $0.6 million, which includes a decrease in salaries, employee benefits and other personnel related costs of $0.3 million along with a decrease of $0.3 million in employee related share-based compensation expense. The decrease in salaries, employee benefits and other personnel related costs are mainly due to the termination of employment for all sales and marketing employees during the three months ended June 30, 2007 due to the cessation of the planned Zensana commercial launch in early 2007. Additionally, share-based compensation decreased as the price of our common stock declined in 2007 and 2008, so options granted in 2007 and 2008 have a smaller fair value compared to older options granted in 2006. A large number of share-based awards were forfeited by our former chief executive officer when he resigned in September 2007, which decreased subsequent stock-based compensation expense in future periods. For the three months ended June 30, 2008, stock-based compensation expense included approximately $0.4 million of expenses related to the correction of an error related to prior periods which slightly offset the gross decrease in stock-based compensation expense.

For the three months ended June 30, 2008, outside services and professional service fees decreased $0.3 million compared to the three months ended June 30, 2007, mainly due to decreased legal, consulting and accounting fees.

For the three months ended June 30, 2008, there was a decrease of $0.1 million in G&A related allocable expenses, including rent, insurance and other expenses compared to three months ended June 30, 2007 due to the termination of the sales and marketing department during the three months ended June 30, 2007.

Research and development expenses. For the three months ended June 30, 2008, research and development, or R&D, expense was $4.4 million, as compared to $6.5 million for three months ended June 30, 2007. The decrease of $2.1 million is due to:

•	A decrease in employee related expenses of $0.8 million;

•	A decrease in direct drug development costs, professional fees and outside services of $0.8 million; and

•	A decrease in rent, depreciation, insurance and other allocated expenses of $0.5 million.

Employee related expenses decreased by $0.8 million in 2008 due to a decrease of share-based compensation expense of $0.6 million, as well as a decrease of $0.2 million in salaries, bonuses and other employee related expenses as the headcount in R&D departments decreased in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Share-based compensation decreased as the price of our common stock declined in 2007, so options granted in 2007 and 2008 have a smaller fair value compared to older options granted in 2006.

The decrease of $0.8 million in expenses for the clinical development of our product pipeline includes an increase of $0.4 million in professional and outside services, and a decrease in direct development costs for our product candidates of $1.2 million. These clinical costs included the physical manufacturing of drug compounds and payments to our contract research organizations. Also, we had a decrease in expenses related to product candidates that are no longer in our pipeline. A summary of the results of operations by drug candidate is as follows:

•
Talvesta expenses decreased by $0.3 million in the three months ended June 30, 2008, compared to the same period ended in 2007. The costs associated with this program decreased after the program was put on clinical hold in early 2007 and later terminated in October 2007. There were large clinical wrap-up costs in the various programs in 2007. These costs have substantially decreased in 2008 as have manufacturing costs.

•
Zensana expenses decreased by $0.2 million in the three months ended June 30, 2008, compared to the same period ended in 2007. The Zensana program was halted in the first quarter of 2007 and an NDA filed with the FDA in 2007 was pulled. In July 2007, we entered into a sub-license agreement with Par Pharmaceuticals, wherein Par will be responsible for all development and related costs going forward. During the three months ended June 30, 2007, we were still incurring manufacturing costs related to an analysis of the stability of Zensana.

•
Marqibo expenses increased by $0.1 million in the three months ended June 30, 2008, compared to the same period ended in 2007. We initiated a Phase 2 clinical trial in mid-2007 and the manufacturing costs for this trial as well as the uveal melanoma trial accounted for the increase in expenses. These costs were partially offset by decreased clinical costs as we incurred large start-up costs for the Phase 2 clinical trial in the three months ended June 30, 2007.

•
Alocrest expenses decreased by $0.7 million in the three months ended June 30, 2008, compared to the same period ended in 2007. The majority of the decrease relates to a decrease of $0.6 million in manufacturing costs incurred in 2007 as part of the preparation for the Phase 1 trial for the Alocrest program initiated in 2007 and which completed enrollment in February 2008.

•
Brakiva expenses decreased by $0.2 million in the three months ended June 30, 2008, compared to the same period ended in 2007. In October 2007, we activated an IND in the US and we are preparing to initiate a Phase 1 trial of Brakiva in the second half of 2008. Manufacturing costs decreased by $0.3 million. These costs decreased because we have not yet initiated a Phase 1 trial of Brakiva, although we completed manufacturing work in 2007, prior to the IND activation with additional manufacturing production for clinical trials performed in early 2008. The decrease in manufacturing costs was partially offset by increased clinical expense of $0.1 million as preliminary work was done in anticipation for a Phase 1 trial to start in the second half of 2008.

•
Menadione expenses increased by $0.1 million in the three months ended June 30, 2008, compared to the same period ended in 2007. Menadione costs increased during the three months ended June 30, 2008 as we initiated a Phase 1 trial and continued drug stability studies.

R&D related allocable operating expenses; including rent, insurance, and other expenses increased by approximately $0.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. We decreased spending on conferences and travel in 2008 by $0.4 million as part of a cost cutting plan.

Interest income. For the three months ended June 30, 2008, interest income was $0.1 million as compared to interest income of $0.3 million for the three months ended June 30, 2007. The decrease of $0.2 million resulted from a decreased cash balance in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the three months ended June 30, 2008, interest expense was $0.3 million as compared to no interest expense for the three months ended June 30, 2007. The increase resulted from accrued interest related to an outstanding loan balance from a draw down of funds on November 1, 2007 pursuant to the facility loan facility agreement with Deerfield.

Loss on change in fair market value of warrant liabilities. For the three months ended June 30, 2008, we recognized a gain related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the loan facility agreement (see Note 5) of approximately $1.8 million.  There was no such transaction that affected the financial statements for the three months ended June 30, 2007.

Realized loss on impairment of available-for-sale securities. For the three months ended June 30, 2008, we recognized a loss of $0.1 million related to the impairment in the fair market value of our available-for-sale securities, compared to a loss of $0.2 million in the three months ended June 30, 2007. The reason for the impairment was that the decline in value of the shares held was determined to be other-than-temporary.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

General and administrative expenses. For the six months ended June 30, 2008, G&A expense was $3.7 million, as compared to $6.1 million for the six months ended June 30, 2007. The decrease of approximately $2.4 million is due primarily to a decrease in employee related expenses of $1.8 million, which includes a decrease in salaries, employee benefits and other personnel related costs of $0.6 million along with a decrease of $1.2 million in employee related share-based compensation expense. The decrease in salaries, employee benefits and other personnel related costs are mainly due to the termination of employment of all our sales and marketing employees during the six months ended June 30, 2007 due to the cessation of the Zensana commercial launch in early 2007. Additionally, share-based compensation decreased as the price of our common stock declined in 2007 and 2008, so options granted in 2007 and 2008 have a smaller fair value compared to older options granted in 2006. A large number of share-based awards were forfeited by our former chief executive officer when he resigned in September 2007. For the six months ended June 30, 2008, stock-based compensation expense included approximately $0.4 million of expenses related to the correction of an error related to prior periods which slightly offset the gross decrease in stock-based compensation expense.

For the six months ended June 30, 2008, outside services and professional service fees decreased $0.4 million compared to the six months ended June 30, 2007, mainly due to decreased legal, consulting and accounting fees of $0.3 million and an additional decrease of $0.1 million related to sales & marketing costs in 2007.

For the six months ended June 30, 2008, there was a decrease of $0.2 million in G&A related allocable expenses, including rent, insurance and other expenses compared to six months ended June 30, 2007. These costs decreased by $0.3 million due to the termination of the sales and marketing department during the six months ended June 30, 2007, and partially offset by increased G&A costs of $0.1 for product market research done in the three months ended June 30, 2008.

Research and development expenses. For the six months ended June 30, 2008, research and development, or R&D, expense was $8.7 million, as compared to $11.7 million for six months ended June 30, 2007. The decrease of $3.0 million is due primarily to:

•	A decrease in employee related expenses of $2.0 million;

•	A decrease in direct drug development costs, professional fees and outside services of $0.7 million; and

•	A decrease in rent, depreciation, insurance and other allocated expenses of $0.3 million.

Employee related expenses decreased by $2.0 million in 2008 due to a decrease of share-based compensation expense of $1.6 million, as well as a decrease of $0.4 million in salaries, bonuses and other employee related expenses as the headcount in R&D departments decreased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Share-based compensation decreased as the price of our common stock declined in 2007, so options granted in 2007 and 2008 have a smaller fair value compared to older options granted in 2006.

The decrease of $0.7 million in expenses for the clinical development of our product pipeline includes an increase of $0.5 million in professional and outside services, and a decrease in direct development costs for our product candidates of $1.2 million. These clinical costs included the physical manufacturing of drug compounds and payments to our contract research organizations. Also, we had a decrease in expenses related to product candidates that are no longer in our pipeline. A summary of the results of operations by drug candidate is as follows:

•
Talvesta expenses decreased by $0.6 million in the six months ended June 30, 2008 compared to the same period ended in 2007. The costs associated with this program decreased after the program was put on clinical hold in early 2007 and later terminated in October 2007. There were large clinical wrap-up and on-going manufacturing costs in the various programs in 2007. These costs have substantially decreased in 2008.

•
Zensana expenses decreased by $0.9 million in the six months ended June 30, 2008 compared to the same period ended in 2007. The Zensana program was halted in the first quarter of 2007 and an NDA filed with the FDA in 2007 was pulled. In July 2007, we entered into a sub-license agreement with Par Pharmaceuticals, wherein Par will be responsible for all development and related costs going forward. During the six months ended June 30, 2007 the Company was still incurring manufacturing and regulatory costs related to the NDA.

•
Marqibo expenses increased by $0.3 million in the six months ended June 30, 2008 compared to the same period ended in 2007. We initiated two Phase 2 clinical trials in 2007, which increased manufacturing and clinical costs in 2008. These costs were partially offset by decreased pre-clinical and regulatory costs as the Company was pursuing a special protocol assessment for Marqibo in 2007.

•
Alocrest expenses decreased by $0.7 million in the six months ended June 30, 2008 compared to the same period ended in 2007. Manufacturing and clinical costs decreased due to the completion of enrollment in the Phase 1 trial for the Alocrest program in February 2008 and the Company does not currently plan to initiate an additional clinical study in 2008.

•
Brakiva expenses increased by $0.3 million in the six months ended June 30, 2008 compared to the same period ended in 2007. The Company activated an IND in the US and Canada and is preparing to initiate a Phase 1 trial in the second half of 2008. Manufacturing costs increased by $0.2 million in 2008 as the Company made new batches of Brakiva for testing purposes and use in the planned Phase 1 trial. Additinoally, clinical trial expenses increased by $0.1 million as preliminary work was done in anticipation for a Phase 1 trial to start in the second half of 2008.

•
Menadione expenses increased by $0.4 million in the six months ended June 30, 2008 compared to the same period ended in 2007. Menadione costs increased during the six months ended June 30, 2008 as we initiated a Phase 1 trial and continued drug stability studies. During the six months ended June 30, 2007, the Company had started to perform some pre-clinical and manufacturing activities in preparation for the Phase 1 clinical trial, which costs increased in 2008 as the product moved into the clinic.

R&D related allocable operating expenses; including rent, insurance, and other expenses decreased by approximately $0.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The Company decreased spending on conferences and travel in 2008 by $0.6 million as part of a cost cutting plan. These costs were offset partially by increased advertising for the Phase 2 ALL clinical trial in Marqibo as well as increase of $0.1 million in rent, insurance and other allocable expenses.

Interest income. For the six months ended June 30, 2008, interest income was $0.2 million as compared to interest income of $0.7 million for the six months ended June 30, 2007. The decrease of $0.5 million resulted from decreased cash balance in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the six months ended June 30, 2008, interest expense was $0.5 million as compared to no interest expense for the six months ended June 30, 2007. The increase resulted from accrued interest related to an outstanding loan balance from a draw down of funds on November 1, 2007 pursuant to the loan facility agreement with Deerfield.

Loss on change in fair market value of warrant liabilities. For the six months ended June 30, 2008, we recognized a gain related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 5) of approximately $1.8 million.  There was no such transaction that affected the financial statements for the six months ended June 30, 2007.

Realized loss on impairment of available-for-sale securities. For the six months ended June 30, 2008, we recognized a loss of $0.1 related to the impairment in the fair market value of our available-for-sale securities, compared to a loss of $0.2 million in the six months ended June 30, 2007. The reason for the impairment was that the decline in value of the shares held was determined to be other-than-temporary.

Liquidity and Capital Resources

As of June 30, 2008, we had aggregate cash and cash equivalents and available-for-sale securities of $9.3 million. Through June 30, 2008, a significant portion of our financing has been and we expect will continue to be through sales of our common stock, preferred stock and borrowings. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Given the current and desired pace of clinical development of our product candidates, we estimate that our cash on hand, together with the remaining funds available from Deerfield through our loan facility agreement, to fund clinical development into the second half of 2009. We may, however, choose to raise additional capital before then in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will likely be forced to curtail our desired development activities, which will delay the development of our product candidates. There can be no assurance that such capital will be available to us on favorable terms or at all. We will need additional financing thereafter until we can achieve profitability, if ever.

Financings. On October 30, 2007, we entered into a loan facility agreement with Deerfield. Pursuant to the terms of the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million becomes available in four installments every six months commencing October 30, 2007. We are not obligated to draw down these funds when the installment becomes available to us. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. The remaining $10 million of the loan is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and we must repay all outstanding amounts owing under the loan no later than October 30, 2013. As of June 30, 2008, we are eligible to draw down an additional $7.5 million, including $2.5 million for milestones reached under the loan facility agreement. We also anticipate that we will be able to draw down at least an additional $7.5 million in the next twelve months from our loan facility agreement based on the funding schedule with Deerfield.

Current and Future Financing Needs. For the remainder of the year ending December 31, 2008 we plan to continue focusing on the continued development of our four product candidates that are currently in clinical and preclinical phases.  We expect our principal expenditures during 2008 to include:

•	operating expenses, including expanded R&D and G&A expenses;

•
product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States, as well as outside of the United States, for our product candidates, including manufacturing, intellectual property prosecution and regulatory compliance.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, in the second half of 2008 we expect to spend approximately between $8.0 million and $10.0 million on clinical development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, which may be satisfied through the issuance of shares of our common stock, at our discretion), between $2.0 million and $4.0 million on general corporate and administrative expenses, including $0.3 million on facilities and rent.  We may receive additional debt funding under the Deerfield agreement upon reaching certain development milestones, which may be used to fund the milestone payments that we expect to be triggered under our license agreements for Menadione and our Optisome product candidates.

We believe that our cash, cash equivalents and marketable securities, which totaled $9.3 million as of June 30, 2008, along with the funds available through the Deerfield agreement, will be sufficient to meet our anticipated operating needs into the second half of 2009 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Research and Development Projects

The discussion below describes for each of our development projects the research and development expenses we have incurred to date and, to the extent we are able to reasonably ascertain, the amounts we estimate we will have to expend in order to complete development of each project and the time we estimate it will take to complete development of each project. In addition to those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2007, our assumptions relating to the expected costs of development and timeframe for completion are dependent on numerous risks and other factors, including the availability of capital, unforeseen safety issues, lack of effectiveness, and significant unforeseen delays in the clinical trial and regulatory approval process, any of which could be extremely costly. In addition, our estimates assume that we will be able to enroll a sufficient number of patients in clinical trials.

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

Marqibo.   We have incurred $2.0 million and $1.7 million in project costs related to our development of Marqibo in the six months ending June 30, 2008 and 2007, respectively. In 2007, we initiated a Phase 2, registration-enabling, open-label trial in relapsed adult ALL and a pilot Phase 2 trial in metastic uveal melanoma. Pending finalization of the protocol with cooperative groups and approval by the Cancer Therapy Evaluation Program (CTEP), we anticipate conducting a confirmatory Phase 3 supportive trial in front-line ALL potentially commencing in the second half of 2008. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes a milestone payment that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever. During the remainder of 2008, we estimate that we will spend between $3.0 million and $4.0 million on the clinical development of Marqibo.

Alocrest.  We have incurred $0.4 million and $1.1 million in project costs related to our development of Alocrest in the six months ending June 30, 2008 and 2007, respectively. We initiated a Phase 1 clinical trial in August 2006 and completed enrollment in February 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We plan to present the clinical data from this Phase 1 trial in mid 2008. With this data in hand, we plan to seek out a third-party with which to partner the further development of Alocrest.

Brakiva.   We have incurred $0.9 million and $0.6 million in project costs related to our development of Brakiva in the six months ending June 30, 2008 and 2007, respectively. We have submitted an IND to the FDA which has been activated. We expect to initiate a Phase 1 clinical trial in the second half of 2008. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. During the remainder of 2008, we estimate that we will spend between $0.5 million and $1.0 million on the clinical development of Brakiva and we are not currently in a position to estimate the amount of capital we will require to fund the development of Brakiva until completion.

Menadione. We have incurred $0.8 million and $0.5 million in project costs related to our development of Menadione in the six months ending June 30, 2008 and 2007, respectively. We initiated a Phase 1 clinical trial in April 2008.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. During the remainder of 2008, we estimate that we will spend between $1.0 million and $1.5 million on the clinical development of Menadione.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures .

We conducted an evaluation as of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our Annual Meeting of Stockholders at the Radisson Sierra Point Hotel, 5000 Sierra Point Parkway in Brisbane, California on May 28, 2008. At the meeting, our stockholders elected six directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of the six persons identified below:

Nominee	Votes For	Votes Withheld
Arie S. Belldegrun	19,857,079	873,333
Steven R. Deitcher	19,955,748	774,664
Paul V. Maier	19,942,305	788,107
Leon E. Rosenberg	19,947,513	782,899
Michael Weiser	19,857,879	872,533
Linda E. Wiesinger	19,856,780	873,632

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement by and between Hana Biosciences, Inc. and Steven R. Deitcher, dated June 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 11, 2008).

10.2	Second Amendment to Sublease Agreement dated May 19, 2008 by and between MJ Research Company and Hana Biosciences, Inc.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: August 11, 2008	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: August 11, 2008	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.2	Second Amendment to Sublease Agreement dated May 19, 2008 by and between MJ Research Company and Hana Biosciences, Inc.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).