Form 10-Q
period 2008-09-30
Hana Biosciences Inc
filed 2008-11-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

As of November 14, 2008, there were 32,386,130 shares of the registrant's common stock, $.001 par value, outstanding.

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

•	our ability to obtain adequate financing;

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$3,743,357	$20,795,398
Available-for-sale securities	72,000	96,000
Prepaid expenses and other current assets	738,491	489,293
Total current assets	4,553,848	21,380,691

Property and equipment, net	445,436	432,529
Restricted cash	125,000	125,000
Debt issuance costs	1,395,296	1,423,380
Total assets	$6,519,580	$23,361,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$270,311	$1,682,739
Accrued other expenses	187,330	496,239
Accrued personnel related expenses	637,600	763,050
Leased equipment: short-term	48,085	13,919
Accrued clinical development costs	2,092,441	1,156,011
Total current liabilities	3,235,767	4,111,958

Notes payable	2,189,716	2,025,624
Warrant liabilities	2,032,523	4,232,355
Leased equipment: long-term	58,680	33,861
Total long term liabilities	4,280,919	6,291,840
Total liabilities	7,516,686	10,403,798
Commitments and contingencies (Note 9):

Stockholders' equity (deficit):
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,386,130 and 32,169,553 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	32,386	32,170
Additional paid-in capital	103,903,612	101,843,390
Accumulated other comprehensive loss	(20,000)	(104,000)
Accumulated deficit	(104,913,104)	(88,813,758)
Total stockholders' equity (deficit)	(997,106)	12,957,802
Total liabilities and stockholders' equity (deficit)	$6,519,580	$23,361,600

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
License revenue	$--	$1,150,000	$--	$1,150,000
Operating expenses:
General and administrative	973,414	481,155	4,623,889	6,553,502
Research and development	4,347,265	5,730,859	13,031,060	17,442,556
Total operating expenses	5,320,679	6,212,014	17,654,949	23,996,058

Loss from operations	(5,320,679)	(5,062,014)	(17,654,949)	(22,846,058)

Other income (expense):
Interest income	39,997	265,307	271,361	972,932
Interest expense	(254,569)	(1,138)	(756,211)	(3,807)
Other expense, net	(8,516)	(42,418)	(51,380)	(61,057)
Gain or loss on derivative	382,152	--	2,199,833	--
Realized loss on marketable securities	--	(260,000)	(108,000)	(436,000)
Total other income (expense)	159,064	(38,249)	1,555,603	472,068

Net loss	$(5,161,615)	$(5,100,263)	$(16,099,346)	$(22,373,990)

Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.50)	$(0.75)

Weighted average shares used in computing net loss per share, basic and diluted	32,385,366	31,197,295	32,265,010	29,958,487
Comprehensive loss:
Net loss	$(5,161,615)	$(5,100,263)	$(16,099,346)	$(22,373,990)
Unrealized holdings gains (losses) arising during the period	(20,000)	--	(128,000)	(456,000)
Less: reclassification adjustment for losses included in net loss	--	--	108,000	436,000

Comprehensive loss	$(5,181,615)	$(5,100,263)	$(16,119,346)	$(22,393,990)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
(Unaudited)

Period from January 1, 2008 to September 30, 2008

	Common stock		Additional paid-in	Accumulated Other Comprehensive income	Accumulated	Total stockholders'
	Shares	Amount	capital	(loss)	Deficit	equity/(deficit)
Balance at January 1, 2008	32,169,553	$32,170	$101,843,390	$(104,000)	$(88,813,758)	$12,957,802
Stock-based compensation of employees amortized over vesting period of stock options	—	—	1,882,539	—	—	1,882,539
Issuance of shares under employee stock purchase plan	82,168	82	53,642	—	—	53,724
Stock-based compensation of non-employees amortized over vesting period of stock options	—	—	(825)	—	—	(825)
Issuance of shares in partial consideration of milestone payment	134,409	134	124,866	—	—	125,000
Net loss	—	—	—	—	(16,099,346)	(16,099,346)
Unrealized gain on available-for-sale securities, net of reclassification adjustment	—	—	—	84,000	—	84,000

Balance at September 30, 2008	32,386,130	$32,386	$103,903,612	$(20,000)	$(104,913,104)	$(997,106)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,099,346)	$(22,373,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,917	126,798
Share-based compensation to employees for services	1,882,539	4,006,878
Share-based compensation to nonemployees for services	(825)	(150,165)
Issuance of shares in partial consideration for license milestone payment	125,000	--
Amortization of discount and debt issuance costs	192,176	--
Realized loss on available for sale securities	108,000	436,000
Unrealized gain on derivative liability	(2,199,832)	--
Loss on disposal of capital assets	5,781	--
Changes in operating assets and liabilities:
Increase(decrease) in prepaid expenses and other assets	(249,198)	29,964
Decrease in accounts payable	(1,412,428)	(863,791)
Increase(decrease) in accrued and other current liabilities	502,071	(1,033,253)
Net cash used in operating activities	(17,004,145)	(19,820,507)

Cash flows from investing activities:
Purchase of property and equipment	(80,378)	(85,333)
Purchase of marketable securities	--	(4,496,252)
Sale of marketable securities	--	8,975,000
Net cash used in investing activities	(80,378)	4,393,415

Cash flows from financing activities:
Repurchase of employee stock options	--	(117,000)
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	53,724	142,183
Proceeds from registered direct and private placements of preferred and common stock, net	--	3,850,000
Payments on capital leases	(21,242)	--
Net cash used in financing activities	32,482	3,875,183

Net decrease in cash and cash equivalents	(17,052,041)	(11,551,909)
Cash and cash equivalents, beginning of period	20,795,398	29,127,850
Cash and cash equivalents, end of period	$3,743,357	$17,575,941
Supplemental disclosures of cash flow data:
Cash paid for interest	$564,035	$3,807
Supplemental disclosures of noncash financing activities:
Equipment financed with capital leases	80,227	--
Unrealized loss on available-for-sale securities	24,000	20,000
Common stock issued to as partial consideration for license agreement	$125,000	$--

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS
Hana Biosciences, Inc. (“Hana,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company’s product candidates consist of the following:

Cancer Therapeutics
•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia (ALL) and metastatic uveal melanoma.

•
Alocrest™ (vinorelbine liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors such as non-small-cell lung cancer (NSCLC).

•
Brakiva™ (topotecan liposomes injection), a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan, being developed for the treatment of solid tumors including small cell lung cancer and ovarian cancer.

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

As of September 30, 2008, the Company has a stockholders deficit of approximately $1.0 million, and for the nine months ended September 30, 2008, the Company experienced a net loss of $16.1 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of September 30, 2008 the Company had available $16.3 million in cash and cash equivalents and available-for-sale securities from which to draw upon, including $12.5 million in funds pursuant to the Company’s October 2007 loan agreement with certain affiliates of Deerfield Management that was earned as of September 30, 2008 and was drawn down on October 14, 2008. The Company will have an additional $2.5 million and $5.0 million become available on October 30, 2008 and April 30, 2009, respectively. Another $2.5 million will become available to the Company if it reaches a clinical development milestone pursuant to the loan facility.

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company’s continued operations will depend on whether it is able to continue the progression of clinical compounds by obtaining additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment. Based on the anticipated use of cash resources between $5.0 million and $6.0 million per quarter, including any milestones pursuant to the Company’s license agreements, the Company estimates that it will be able to proceed with planned development activities into the fourth quarter of 2009.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to significantly curtail planned development to maintain operations into the fourth quarter of 2009 and beyond.

Additionally, as of September 30, 2008, the Company is no longer in compliance with Nasdaq’s listing standards relating to minimum stockholders’ equity and as such, the Company expects that Nasdaq will provide it with written notice that the Company’s common stock is being delisted from the Nasdaq Capital Market. The Company may appeal the delisting determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules, however, if the Company’s common stock is delisted from the Nasdaq Capital Market, trading in the Company’s common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service. If the Company’s common stock is delisted from Nasdaq, this may cause delays in the timing of transactions and may decrease the Company’s ability to raise capital through the sale of common stock.

In addition, if the Company’s common stock is no longer listed on the Nasdaq Capital Market, it may be required to redeem the warrants issued to Deerfield under the October 2007 loan agreement for an amount based on their value computed using a Black-Scholes-Merton formula. If Deerfield elects to redeem the warrants and the Company refuses or is unable to pay the redemption price, a default will have been triggered under the facility agreement, giving Deerfield the right to require the Company to repay the loan. This would have a significantly negative impact on the ability of the Company to continue clinical development and could potentially cause the Company to cease operations.

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at September 30, 2008 and 2007, upon exercise or conversion that were not included in the computation of net loss per share totaled 11,768,692 and 6,029,602, respectively.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, accounts payable, debt and warrant liabilities. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.

Debt Issuance Costs

As discussed in Note 5, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds. These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method. If the commitment expires unexercised, the deferred fee is expensed immediately.

Warrant Liabilities

On October 30, 2007, the Company entered into a loan agreement with four investment funds affiliated with Deerfield Management (collectively, “Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates. Under the agreement, the Company may borrow from Deerfield up to an aggregate of $30 million, of which $20 million becomes available in four installments every six months commencing October 30, 2007. The Company is not obligated to draw down these funds when any installment becomes available to it. As additional consideration for the loan facility, the Company also issued to Deerfield 6-year warrants to purchase an aggregate of 5,225,433 shares of the Company’s common stock at an exercise price of $1.31 per share, of which warrants to purchase 4,825,433 shares include an anti-dilution feature. This anti-dilution feature requires that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that it always represents the right to purchase 15% of the Company’s then outstanding common stock. Further, if the Company draws down funds conditioned upon the achievement of clinical development milestones relating to the Marqibo and Menadione programs, it must issue additional warrants to Deerfield to purchase up to an additional 3.5% of its then outstanding shares of common stock, which warrants will also contain the same anti-dilutive feature. The Company also entered into a registration rights agreement with Deerfield, pursuant to which the Company registered the resale of the shares issuable upon exercise of the warrants under the Securities Act of 1933. These financing transactions were recorded in accordance with Emerging Issues Task Force “EITF” No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and related interpretations. Because the warrants are redeemable in the event of, among other things, a change in control or if the Company’s shares are no longer listed on a national securities exchange, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income (expense).

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

At the adoption date and as of September 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. There was no interest or penalties recognized related to uncertain tax positions. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company does not believe that the pending adoption of EITF Issue No. 07-05 will have a material effect on the Company’s financial statements.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had approximately $16.1 million in cash and cash equivalents and available-for-sale securities that may be liquidated to provide cash including $12.5 million in funds pursuant to the loan agreement with Deerfield Management that we drew down on October 14, 2008. We reported a net loss of $16.1 million and negative cash flows from operating activities of $17.0 million for the nine months ended September 30, 2008. As of September 30, 2008, we had a total stockholders’ deficit of $1.0 million.

Pursuant to the terms of the loan agreement with Deerfield, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million becomes available in four installments every six months commencing October 30, 2007. The remaining $10 million becomes available in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates. We are not obligated to draw down these funds when the installment becomes available to us. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. As of September 30, 2008, we were eligible to draw down an additional $12.5 million pursuant to installments and clinical development milestones achieved. On October 14, 2008, we drew down the entire $12.5 million in available funds. On October 30, 2008, an additional $2.5 million became available to us pursuant to the terms of the facility agreement. The remaining $7.5 million of the loan is subject to disbursement through a $5 million installment on April 30, 2009 and a $2.5 million installment upon reaching the remaining clinical development milestone described in the facility agreement. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and we must repay all outstanding amounts owing under the loan no later than October 30, 2013. We expect to continue to incur losses for the foreseeable future.

We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. Our continued operations will depend on whether we are able to continue the progression of clinical compounds and obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment. Based on the anticipated use of cash resources between $5.0 million and $6.0 million per quarter, including any milestones pursuant to our license agreements, we estimate that we will be able to proceed with planned development activities into the fourth quarter of 2009.  However, if our anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations into the fourth quarter of 2009 and beyond.

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

NOTE 5. LOAN AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield has agreed to loan to us an aggregate principal amount of up to $30 million. Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. Pursuant to the loan agreement, we drew down $7.5 million on November 1, 2007. The effective interest rate on this note payable, including debt issuance costs and discount on debt, is approximately 18.9%. Of the total $30 million funds committed pursuant to the loan agreement, $20 million is available for disbursement to us in four installments every six months commencing October 30, 2007. The remaining $10 million available is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates. As of September 30, 2008, we had achieved development milestones relating to two of these installments covering an aggregate of $7.5 million. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and we must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments on outstanding principal, at the annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.

As additional consideration for the loan, on October 30, 2007, we issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of our common stock as reported on the Nasdaq Global Market on the issuance date. One series of such warrants initially represented the right to purchase 4,825,433 shares, which equaled 15% of our currently issued and outstanding shares of common stock as of October 30, 2007. These warrants contain an anti-dilution feature so that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock. Pursuant to this anti-dilution feature and as a result of additional shares of our common stock that we issued following October 30, 2007, this series of warrants represented the right to purchase an aggregate of 4,857,919 shares of our common stock as of September 30, 2008. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. Further, if the Company draws down the funds conditioned upon the achievement of clinical development milestones relating to the Marqibo and Menadione programs, it will be required to issue to Deerfield additional warrants to purchase up to an additional 3.5% of its then outstanding Common Stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007.

As of September 30, 2008, we had drawn down $7.5 million of the entire $30 million loan facility. On September 30, 2008, we provided notice to Deerfield of our request to draw down an additional $12.5 million of the remaining $22.5 million, which represented the entire amount available to us based on installments and clinical development milestones achieved related to the Marqibo and Menadione programs. Deerfield disbursed this additional $12.5 million to us on October 14, 2008. See “Note 11. Subsequent Events.”

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We used a Black-Scholes-Merton option pricing model to obtain the fair market value of the warrants issued to Deerfield. In order to estimate the fair market value of the anti-dilution feature, we estimated the number of additional shares potentially purchasable under the warrant agreement using weighted probability scenarios.

A summary of the assumptions used to estimate the fair market value of the warrants issued pursuant to the execution of the loan agreement as well as the estimated additional shares purchasable under the warrants pursuant to the anti-dilution feature as of the period ended September 30, 2008 and December 31, 2007 is as follows:

	September 30	December 31
	2008	2007
Warrants
Stock price	$0.60	$1.06
Risk-free interest rate	3.69%	4.1%
Expected life (in years)	5.08	5.83
Volatility	76.9%	67.2%
Dividend yield	0%	0%
Estimated fair market value of shares issuable under warrants	$0.30	$0.62

Warrant liabilities. The fair market value of the warrants issued pursuant to the loan agreement was recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Accordingly, we determined that the fair market value of the warrants represented a liability because the warrants are redeemable in the event of, among other things, a change in control or if our common stock is no longer listed on a national securities exchange.  The fair market value of the warrants is recalculated each reporting period with the change in value taken as income or expense in the “Statement of Operations.”  A summary of the status of the fair market value of the warrants liability as of the period ended September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008 Fair Value of Warrant Liabilities	December 31, 2007 Fair Value of Warrant Liabilities	Realized Gain/(Loss) on Change in Warrant Liabilities
Deerfield Warrants	$2,032,523	$4,232,355	$2,199,832

Summary of Notes Payable. On November 1, 2007, we drew down $7.5 million of the $30.0 million in total loan proceeds available under the loan agreement. We are not required to repay any portion of the principal until October 30, 2013. Because we issued the warrants pursuant to the loan, we recognized a discount on the note.  As of September 30, 2008, our notes payable are comprised of the following:

	Face Value of Notes Payable Outstanding	Allocation of Discount of Debt [1]	Carrying Value
Drawdown #1 - November 1, 2007	$7,500,000	$(1,868,166)	$5,631,384
Unallocated discount	—	(3,442,118)	(3,442,118)

Net carrying value of all notes outstanding	$7,500,000	$(5,310,284)	$2,189,716

1 The discount has been allocated ratably to the available proceeds of the loan.  For funds that have not yet been drawn down, we will maintain the discount in the balance sheet, but will not begin amortizing the discount until the funds have been drawn down.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS' EQUITY (DEFICIT)

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

Stock Options. The following table summarizes information about stock options outstanding at September 30, 2008 and changes in outstanding options in the nine months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2008	5,290,038	$3.12	—
Options granted	678,500	0.93
Options cancelled	(1,473,667)	4.03
Options exercised	—	—
Outstanding September 30, 2008	4,494,871	2.48	8.35	$45,942
Exercisable at September 30, 2008	1,585,538	$3.56	7.08	$44,472

Total stock-based compensation expense was approximately $0.4 million and $1.8 million related to employee stock options and restricted stock recognized in the operating results for the three and nine months ended September 30, 2008, respectively, as compared to total stock-based compensation of $(0.2) million and $3.9 million recognized in the operating results for the three and nine months ended September 30, 2007. Included in the stock-based compensation expense for the nine months ending September 30, 2008 is approximately $0.4 million of expense related to the correction of an error related to prior periods.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 1.35	2,351,048	$1.02	8.8 yrs	354,548	$0.79
$ 1.36 - $ 1.74	1,015,324	1.67	8.1 yrs	496,546	1.67
$ 1.75 - $ 4.97	315,000	4.06	7.5 yrs	263,333	4.22
$ 4.98 - $ 7.40	820,333	6.72	8.0 yrs	397,500	6.72
$ 7.41 - $ 11.81	126,166	10.19	5.9 yrs	73,611	10.14
$0.07 - $11.81	4,494,871	$2.48	8.4 yrs	1,585,538	$3.56

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee stock options
Risk-free interest rate	2.65%	4.5%	2.65%	4.5%
Expected life (in years)	6.0	6.0	5.5 - 6.0	5.5 - 6.0
Volatility	0.9	0.8	0.9	0.8
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	3.05-3.49%	4.82 - 4.91%	3.05-3.49%	4.82 - 5.09%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	0.75-0.80	0.73 - 0.93	0.75-0.80	0.55 - 1.03
Dividend Yield	0%	0%	0%	0%

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We estimate the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 “SAB 107”, we used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC’s Staff issued Accounting Bulletin No. 110 “SAB 110”, which will allow a company to continue to use the “simplified method” under certain circumstances. We will continue to use the simplified method as we do not have sufficient historical data to estimate the expected term of share-based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. We currently estimate that 22% annually of our stock options awarded will be forfeited.

Warrants. As of September 30, 2008, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expire in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April 2010. Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October 2010.  Additionally, in connection with our October 2007 loan agreement, we issued to Deerfield warrants to initially purchase 5,225,433 shares of our common stock, of which warrants to initially purchase 4,825,433 shares of our common stock were subject to an anti-dilution feature. This anti-dilution feature provides that the number of shares purchasable under this series automatically increased so that they always represent 15% of our then outstanding common stock. Pursuant to this anti-dilution feature and as a result of issuances of our common stock since the date of the loan agreement, the number of shares purchasable under these warrants increased by 32,486 in the nine months ended September 30, 2008. On September 30, 2008, the warrants containing the anti-dilution feature represented the right to purchase an aggregate of 4,857,919 shares.   All of the warrants issued to Deerfield expire in October 2013.  The following table summarizes the warrants outstanding as of September 30, 2008 and the changes in outstanding warrants in the period then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2008	7,241,334	$1.90
Warrants granted	32,486	1.31
Warrants cancelled	—	—
Warrants outstanding September 30, 2008	7,273,820	$1.89

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

Through September 30, 2008, the Company has issued 131,622 shares under the 2006 Plan. For the three and nine months ended September 30, 2008, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $46,000 and $108,000, respectively, compared to total stock-based compensation expense recognized in the three and nine months ended September 30, 2007 of $52,000 and $141,000, respectively.

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Money market and treasury funds	$3,605,695	$—	$—	$3,605,695
Available-for-sale equity securities	72,000	—	—	72,000
Total	$3,677,695	$—	$—	$3,677,695

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	—	—	$2,032,523	$2,032,523
Total	$—	$—	$2,032,523	$2,032,523

A reconciliation of the valuation of our liabilities with fair value measurements using significant unobservable inputs for the period of January 1, 2008 through September 30 is included below:

	Beginning balance	Total (gains) included in earnings	Ending balance
Warrant liabilities	4,232,355	(2,199,833)	$2,032,522

NOTE 8. AVAILABLE-FOR-SALE SECURITIES

On September 30, 2008, the Company had $72,000 in total available-for-sale securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement originally entered into in October 2004.

During the nine months ended September 30, 2008, the fair value of the NovaDel shares decreased by a net value of $24,000, compared to net decrease in value of $456,000 for the nine months ended September 30, 2007.  The $24,000 net loss for the period ending September 30, 2008 includes a realized loss of $108,000 and an unrealized loss of $84,000. The realized losses in the second and third quarters of 2007 and the second quarter of 2008 were the result a decline in value of the shares that was estimated to be other-than-temporary. The following table summarizes the activity for the NovaDel shares classified as available-for-sale securities during the nine months ended September 30, 2008 and 2007:

	Beginning Value	Unrealized Gain/(Loss), net of reclassification adjustment	Gross Realized Gain/(Loss)	Ending Value
Nine months ended September 30, 2007	$656,000	$(20,000)	$(436,000)	$200,000

Nine months ended September 30, 2008	$96,000	$84,000	$(108,000)	$72,000

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS

Employment Agreements.    On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.9 million at September 30, 2008.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. As amended on October 31, 2008, this agreement provides for an employment term that expires on October 31, 2009. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to less than $0.2 million at September 30, 2008.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. The total cash payments due for the duration of the sublease equaled approximately $1.0 million at September 30, 2008.

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

NOTE 11. SUBSEQUENT EVENT

On October 14, 2008, the Company drew down an additional $12.5 million of funds pursuant to its loan agreement with Deerfield. Of these funds, $7.5 million were available to the Company because of its achievement of clinical development milestones relating to the Marqibo and Menadione programs. Upon the disbursement of these funds by Deerfield and in accordance with the loan agreement, the Company issued additional warrants to purchase an aggregate of 850,136 shares of common stock, which represents 2.625% of the Company’s outstanding common stock on October 14, 2008. These additional warrants have a term of 6 years, are exercisable at $1.31 per share and are otherwise identical in form as the first series of warrants issued by the Company on October 30, 2007 when it entered into the loan agreement with Deerfield, including an anti-dilution feature that automatically increases the number of shares subject to the warrants so that they always represent 2.625% of the Company’s outstanding common stock. The Company will account for these warrants in the same manner as previously issued anti-dilution warrants issued pursuant to the Deerfield loan agreement. See Note 5. Additionally, on November 5, 2008, the Company requested disbursement of $2.5 million in funds that became available on October 30, 2008 pursuant to the terms of the loan agreement.

On November 10, 2008, the Company initiated a Phase 1 dose-escalation trial of Brakiva. The initiation of this clinical trial triggered a milestone payment to Tekmira Pharmaceuticals Corporation (formerly Inex Pharmaceuticals Corporation) pursuant to the May 2006 License Agreement. Payment of this milestone may be settled by any combination of cash and issuance of shares of the Company’s common stock at the discretion of the Company.

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

We currently have rights to the following product candidates in various stages of development:

•
Marqibo ® (vincristine sulfate liposomes injection) - Marqibo has been evaluated in 15 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma, or NHL, and acute lymphoblastic leukemia, or ALL. Based on the results from these studies, we are conducting a registration-enabling Phase 2 clinical trial, which we refer to as the rALLy study. The study population is adults with Philadelphia chromosome negative ALL in second relapse or those who failed 2 prior lines of therapy.  The primary outcome measure is complete remission or CR, or complete remission without full hematologic recovery or CRi.  The sample size is 56 evaluable subjects from up to 50 sites. We also plan to conduct a confirmatory, Phase 3 front-line trial of Marqibo in subjects (at least 60 years of age) with newly diagnosed Philadelphia chromosome negative ALL.  The primary outcome measure will be event-free survival, death, failure to achieve CR/CRi, and relapse after CR/CRi are the defining events. In addition we are conducting a Phase 2 study to assess the efficacy of Marqibo in patients with metastatic malignant uveal melanoma as determined by Disease Control Rate (CR, partial response or durable stable disease).  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response rate, progression free survival and overall survival. The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy.  We expect to enroll approximately 30 subjects in this clinical trial. Marqibo received a U.S. orphan drug designation in January 2007 as well as a European Commission orphan drug designation in June 2008 for the ALL indication. Marqibo also received a U.S. orphan drug designation in July 2008 for metastatic uveal melanoma. Marqibo received a fast track designation in August 2007 for the treatment of adult ALL from the FDA.

•
Alocrest™ (vinorelbine liposomes injection) - In February 2008, we completed enrollment in a Phase 1 study of Alocrest. The trial enrolled 30 adult subjects with confirmed solid tumors refractory to standard therapy or for which no standard therapy was known to exist. The objectives of the Phase 1 clinical trial were: (1) to assess the safety and tolerability of Alocrest; (2) to determine the maximum tolerated dose of Alocrest; (3) to characterize the pharmacokinetic profile of Alocrest; and (4) to explore preliminary efficacy of Alocrest. The study was conducted at the Cancer Therapy and Research Center and South Texas Accelerated Research Therapeutics (START), both located in San Antonio, Texas and at McGill University in Montreal.  The majority of study subjects had heavily pretreated disease. Reversible neutropenia, a low white blood cell count, was the dose-limiting toxicity. The results of this study indicated promising anti-cancer activity and expected toxicity, and a 50% disease control rate was achieved across a broad range of doses.

•
Brakiva™ (topotecan liposomes injection) - In November 2008, we initiated a Phase 1 dose-escalation clinical trial of Brakiva, which is primarily designed to assess the safety, tolerability and maximum tolerated dose.

•
Menadione - We acquired the rights to Menadione in October 2006 pursuant to a license agreement with the Albert Einstein College of Medicine or AECOM. We have finalized an initial formulation of Menadione and completed essential IND-enabling studies. We initiated a Phase 1 clinical trial in cancer patients in April 2008 and another Phase 1 study in healthy volunteers in September 2008.

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

Critical Accounting Policies and Estimates

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

Warrant Liabilities
On October 30, 2007, we entered into a loan agreement with four investment funds affiliated with Deerfield Management (collectively, “Deerfield”). Deerfield has committed funds to assist with the development of our product candidates. Under the agreement, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by us in as many as four installments every six months commencing October 30, 2007.  As additional consideration for the loan, we also issued to Deerfield 6-year warrants to initially purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share, of which warrants to initially purchase 4,825,433 shares include an anti-dilution feature.  This anti-dilution feature requires that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock. As a result of additional issuances of our common stock since October 30, 2007, as of September 30, 2008, these warrants represented the right to purchase an additional 32,486 shares of common stock, or 5,257,919 shares in the aggregate. Further, to the extent we draw down the funds conditioned upon the achievement of clinical development milestones relating to the Marqibo and Menadione programs, we will be required to issue additional warrants to Deerfield to purchase up to an additional 3.5% of our then outstanding shares of Common Stock, which warrants will contain the same anti-dilution feature as those issued on October 30, 2007.  Pursuant to the loan agreement, we also entered into a registration rights agreement, so that Deerfield may sell the shares issuable upon exercise of the warrants.  These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Because the warrants are redeemable in the event of, among other things, a change in control or if our shares are no longer listed on a national securities exchange, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability.  We update our estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as an increase or decrease of interest expense.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The pending adoption of EITF Issue No. 07-05 will have no material impact on our Company’s financial statements.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. For the three months ended September 30, 2007, we recognized $1.2 million in revenue compared to zero for the same period in 2008. This revenue consisted entirely of the recognition of the upfront payment received from Par as part of the sublicense agreement for
Zensana.

General and administrative expenses. For the three months ended September 30, 2008, general and administrative, or G&A, expense was $1.0 million, as compared to $0.5 million for the three months ended September 30, 2007. The increase of approximately $0.5 million is due to:

•	An increase in employee related expenses of $0.7 million; and

•	A decrease in professional fees and outside services of $0.2 million.

The primary reason of the increase in employee related expenses of $0.7 million is due to an increase of $0.6 million in employee related share-based compensation expense due to a large credit to expense in 2007 from stock options forfeited by our former chief executive officer when he resigned in September 2007.

For the three months ended September 30, 2008, outside services and professional service fees decreased $0.2 million compared to the three months ended September 30, 2007, mainly due to decreased legal, consulting and accounting fees.

Research and development expense . For the three months ended September 30, 2008, research and development, or R&D, expense was $4.3 million, as compared to $5.7 million for three months ended September 30, 2007. The decrease of $1.4 million is due to:

•	A decrease in direct drug development costs, professional fees and outside services of $1.3 million; and

•	A decrease in rent, depreciation, insurance and other allocated expenses of $0.1 million.

The decrease of $1.3 million in expenses for the clinical development of our product pipeline includes a decrease of $0.4 million in professional and outside services, and a decrease in direct development costs for our product candidates of $0.9 million. These clinical costs included the physical manufacturing of drug compounds and payments to our contract research organizations. Also, we had a decrease in expenses related to product candidates that are no longer in our pipeline. A summary of the results of operations by drug candidate is as follows:

•
Marqibo expenses increased by $0.5 million in the three months ended September 30, 2008, compared to the same period ended in 2007. In mid-2007, we initiated the rALLy study and the clinical development and manufacturing costs for this trial as well as the uveal melanoma trial accounted for the increase in expenses as we prepare to enter the second half of these trials and increase enrollment.

•
Alocrest expenses decreased by $0.4 million in the three months ended September 30, 2008, compared to the same period ended in 2007. The majority of the decrease relates to a decrease of $0.5 million in manufacturing costs incurred in 2007 as part of the preparation for the Phase 1 trial for the Alocrest program initiated in 2007 and which completed enrollment in February 2008. Clinical costs increased slightly in the three months ended September 30, 2008 as we continue to process the data from the Phase 1 trial.

•
Brakiva expenses decreased by $0.2 million in the three months ended September 30, 2008, compared to the same period ended in 2007. In October 2007, we activated an IND in the US and we were preparing for the initiation of a Phase 1 trial of Brakiva, which commenced in November 2008. Manufacturing costs decreased by $0.1 million. These costs decreased because we have completed most of the manufacturing work for this trial in 2007, prior to the IND activation with additional manufacturing production for clinical trials performed in early 2008. Additionally, pre-clinical costs decreased by $0.1 million the IND filing with the FDAwas completed in 2007.

•
Menadione expenses decreased by $0.5 million in the three months ended September 30, 2008, compared to the same period ended in 2007. Menadione pre-clinical work decreased by $1.0 million as all pre-clinical work done before the initiation of in the Phase 1 trial in early 2008. These cost savings were partially off-set by increased clinical trial costs as we currently have two Phase 1 trials on going as of September 30 2008.

•
Talvesta expenses decreased by $0.1 million in the three months ended September 30, 2008, compared to the same period ended in 2007. The costs associated with this program decreased after the program was put on clinical hold in early 2007 and later terminated in October 2007. There were large clinical wrap-up costs in the various programs in 2007. These costs have substantially decreased in 2008 as have manufacturing costs. We will not incur any significant costs relating to Talvesta going forward.

•
Zensana expenses decreased by $0.1 million in the three months ended September 30, 2008, compared to the same period ended in 2007. The Zensana program was halted in the first quarter of 2007 and an NDA filed with the FDA in 2007 was pulled. In July 2007, we entered into a sub-license agreement with Par Pharmaceuticals, wherein Par will be responsible for all development and related costs going forward. During the three months ended September 30, 2007, we were still incurring manufacturing costs related to an analysis of the stability of Zensana. We do not expect to incur any significant additional costs relating to Zensana going forward.

R&D related allocable operating expenses; including rent, insurance, and other expenses decreased by approximately $0.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This is due mostly due to decreased spending on conferences and travel in 2008 in conjunction with a cost savings plan.

Interest income. For the three months ended September 30, 2008, interest income was approximately $0.1 million as compared to interest income of $0.3 million for the three months ended September 30, 2007. The decrease of $0.2 million resulted from a decreased cash balance in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the three months ended September 30, 2008, interest expense was $0.3 million as compared to immaterial interest expense for the three months ended September 30, 2007. The increase resulted from accrued interest related to an outstanding loan balance from a draw down of funds on November 1, 2007 pursuant to the facility loan agreement with Deerfield.

Gain on change in fair market value of warrant liabilities. For the three months ended September 30, 2008, we recognized a gain related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the loan agreement (see Note 5) of approximately $0.4 million.  There was no such transaction that affected the financial statements for the three months ended September 30, 2007.

Realized loss on impairment of available-for-sale securities . For the three months ended September 30, 2008, we did not recognize any loss related to the impairment in the fair market value of our available-for-sale securities, compared to a loss of $0.3 million in the three months ended September 30, 2007. The reason for the impairment was that the decline in value of the shares held was determined to be other-than-temporary.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. For the nine months ended September 30, 2007, we recognized $1.2 million in revenue compared to zero for the same period in 2008. This revenue consisted entirely of the recognition of the upfront payment received from Par as part of the sublicense agreement for
Zensana.

General and administrative expenses. For the nine months ended September 30, 2008, G&A expense was $4.6 million, as compared to $6.6 million for the nine months ended September 30, 2007. The decrease of approximately $2.0 million is due primarily to:

•	An decrease in employee related expenses of $1.1 million;

•	A decrease in professional fees and outside services of $0.7 million; and

•	A decrease in rent, depreciation, insurance and other allocated expenses of $0.3 million.

The primary reason of the decrease in employee related expense of $1.1 million is due to a decrease of $0.6 million in salaries, benefits and other personnel related expenses, due to the employment termination of sales and marketing personnel in early 2007 after to termination of the Zensana program which was set to launch commercialization in April 2007. Additionally, there was a decrease of $0.5 million in employee related share-based compensation expense as a large number of share-based awards were forfeited by our former chief executive officer when he resigned in September 2007, which decreased subsequent stock-based compensation expense in future periods.

For the three months ended September 30, 2008, outside services and professional service fees decreased $0.7 million compared to the three months ended September 30, 2007, mainly due to decreased legal expenses. In 2007, we incurred large legal expenses related to the termination of our Zensana and Talvesta clinical programs. Additionally, consulting and accounting fees decreased due to decreased expenses related to our testing for Sarbanes-Oxley Section 404 compliance.

 For the nine months ended September 30, 2008, there was a decrease of $0.3 million in G&A related allocable expenses, including rent, insurance and other expenses compared to nine months ended September 30, 2007. These costs decreased by $0.3 million due to the termination of the sales and marketing department during in the first half of 2007.

Research and development expenses . For the nine months ended September 30, 2008, research and development, or R&D, expense was $13.0 million, as compared to $17.4 million for nine months ended September 30, 2007. The decrease of $4.4 million is due primarily to:

•	A decrease in employee related expenses of $2.0 million;

•	A decrease in direct drug development costs, professional fees and outside services of $1.9 million; and

•	A decrease in rent, depreciation, insurance and other allocated expenses of $0.5 million.

Employee related expenses decreased by $2.0 million in 2008 due to a decrease of share-based compensation expense of $1.6 million, as well as a decrease of $0.4 million in salaries, bonuses and other employee related expenses as the headcount in R&D departments decreased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to a lower headcount in certain R&D related departments. Share-based compensation decreased as the price of our common stock declined in 2007, so options granted in 2007 and 2008 have a smaller fair value compared to older options granted in 2006.

The decrease of $1.9 million in expenses for the clinical development of our product pipeline includes a decrease of $0.1 million in professional and outside services and a decrease in direct development costs for our product candidates of $2.0 million, partially offset by increased license milestone fees related to Menadione of $0.2 million. These clinical costs included the physical manufacturing of drug compounds and payments to our contract research organizations. Also, we had a decrease in expenses related to product candidates that are no longer in our pipeline. A summary of the results of operations by drug candidate is as follows:

•
Marqibo expenses increased by $0.8 million in the nine months ended September 30, 2008 compared to the same period ended in 2007. We initiated two Phase 2 clinical trials in 2007, which increased manufacturing and clinical costs in 2008. These costs were partially offset by decreased pre-clinical and regulatory costs as the Company was pursuing a special protocol assessment for Marqibo in 2007.

•
Alocrest expenses decreased by $1.1 million in the nine months ended September 30, 2008 compared to the same period ended in 2007. Manufacturing and clinical costs decreased due to the completion of enrollment in the Phase 1 trial for the Alocrest program in February 2008 and the Company does not currently plan to initiate an additional clinical study in 2008.

•
Brakiva expenses remained unchanged for the nine months ended September 30, 2008 compared to the same period ended in 2007. The Company activated an IND in the US and Canada and initiated a Phase 1 trial of Brakiva in November 2008.

•
Menadione expenses decreased by $0.2 million in the nine months ended September 30, 2008 compared to the same period ended in 2007. Menadione costs decreased during the nine months ended September 30, 2008 due to decreased pre-clinical costs of $1.2 million as the drug moved into the clinical stage of development in 2008. This was partially off set by higher clinical costs in 2008 for the two on going Phase 1 studies of $1.0 million and higher manufacturing costs of $0.1 million.

•
Talvesta expenses decreased by $0.5 million in the nine months ended September 30, 2008 compared to the same period ended in 2007. The costs associated with this program decreased after the program was put on clinical hold in early 2007 and later terminated in October 2007. There were large clinical wrap-up and on-going manufacturing costs in the various programs in 2007. These costs have substantially decreased in 2008. We will not incur any significant costs relating to Talvesta going forward.

•
Zensana expenses decreased by $1.1 million in the nine months ended September 30, 2008 compared to the same period ended in 2007. The Zensana program was halted in the first quarter of 2007 and an NDA filed with the FDA in 2007 was pulled. In July 2007, we entered into a sub-license agreement with Par Pharmaceuticals, wherein Par will be responsible for all development and related costs going forward. During the nine months ended September 30, 2007 the Company was still incurring manufacturing and regulatory costs related to the NDA. We do not expect to incur any significant additional costs relating to Zensana going forward.

R&D related allocable operating expenses; including rent, insurance, and other expenses decreased by approximately $0.5 million for the nine months ended September 30, 2008 compared to the ninie months ended September 30, 2007. The Company decreased spending on conferences and travel in 2008 by $0.6 million as part of a cost cutting plan. These costs were offset partially by increased rent, insurance and other allocable expenses.

Interest income. For the nine months ended September 30, 2008, interest income was $0.3 million as compared to interest income of $1.0 million for the nine months ended September 30, 2007. The decrease of $0.7 million resulted from decreased cash balance in our interest bearing accounts as well as decreasing interest rate yields.

Interest expense. For the nine months ended September 30, 2008, interest expense was $0.8 million as compared to immaterial interest expense for the nine months ended September 30, 2007. The increase resulted from accrued interest related to an outstanding loan balance from a draw down of funds on November 1, 2007 pursuant to the loan agreement with Deerfield.

Loss on change in fair market value of warrant liabilities. For the nine months ended September 30, 2008, we recognized a gain related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 5) of approximately $2.2 million.  There was no such transaction that affected the financial statements for the nine months ended September 30, 2007.

Realized loss on impairment of available-for-sale securities . For the nine months ended September 30, 2008, we recognized a loss of $0.1 related to the impairment in the fair market value of our available-for-sale securities, compared to a loss of $0.4 million in the nine months ended September 30, 2007. The reason for the impairment was that the decline in value of the shares held was determined to be other-than-temporary.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $16.1 million in cash and cash equivalents and available-for-sale securities, that may be liquidated to provide cash, including $12.5 million in funds pursuant to the loan agreement with Deerfield Management that we drew down on October 14, 2008. We reported a net loss of $16.1 million and negative cash flows from operating activities of $17.1 million for the nine months ended September 30, 2008. As of September 30, 2008, we had a total stockholder’s deficit of $1.0 million.

Pursuant to the terms of the loan agreement with Deerfield, we may borrow from Deerfield up to an aggregate of $30 million, of which $20 million becomes available in four installments every six months commencing October 30, 2007. The remaining $10 million becomes available in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates. We are not obligated to draw down these funds when any installment becomes available to us. Pursuant to such schedule, we drew down $7.5 million on November 1, 2007. As of September 30, 2008, we were eligible to draw down an additional $12.5 million pursuant to installments and clinical development milestones achieved. On October 14, 2008, we drew down the entire $12.5 million in available funds. On October 30, 2008, an additional $2.5 million became available to us pursuant to the terms of the facility agreement and on November 5, 2008, we requested disbursement of these funds from Deerfield. The remaining $7.5 million of the loan is subject to disbursement through a $5 million installment on April 30, 2009 and a $2.5 million installment upon reaching the remaining clinical development milestone described in the facility agreement. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010 and we must repay all outstanding amounts owing under the loan no later than October 30, 2013. We expect to continue to incur losses for the foreseeable future.

We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. Our continued operations will depend on whether we are able to continue the progression of clinical compounds and obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment. Based on the anticipated use of cash resources between $5.0 million and $6.0 million per quarter, including any milestones pursuant to our license agreements, we estimate that we will be able to proceed with planned development activities into the fourth quarter of 2009.  However, if our anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations into the fourth quarter of 2009 and beyond.

Additionally, as of September 30, 2008, we are no longer in compliance with Nasdaq’s listing standards relating to minimum stockholders’ equity and as such, we expect that Nasdaq will provide us with written notice that our common stock is being delisted from the Nasdaq Capital Market. We may appeal the delisting determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules, however, if our common stock is delisted from the Nasdaq Capital Market, trading in our common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service. If our common stock is delisted from Nasdaq, this may cause delays in the timing of financial transactions and may decrease our ability to raise capital through the sale of common stock.

In addition, if our common stock is no longer listed on the Nasdaq Capital Market, we may be required to redeem the warrants issued to Deerfield under our loan agreement at their Black-Scholes-Merton value. If Deerfield elects to redeem the warrants and we refuse or are unable to pay the redemption price, a default will have been triggered under the facility agreement, giving Deerfield the right to require us to repay the loan. This would have a significantly negative impact on our ability to continue clinical development and could potentially cause us to cease operations.

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

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, in the fourth quarter of 2008 we expect to spend approximately between $3.5 million and $4.5 million on clinical development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates, which may be satisfied through the issuance of shares of our common stock, at our discretion), between $0.5 million and $1.5 million on general corporate and administrative expenses, including $0.2 million in rent on our facilities..

We believe that our cash, cash equivalents and marketable securities, which totaled $3.8 million as of September 30, 2008, along with the funds available through the Deerfield agreement, will be sufficient to meet our anticipated operating needs into the fourth quarter of 2009 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our stock or debt and other sources. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all, particularly given the current economic conditions. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Marqibo.    We have incurred $3.0 million and $2.2 million in project costs related to our development of Marqibo in the nine months ending September 30, 2008 and 2007, respectively. In 2007, we initiated the the Phase 2 rALLy study and a pilot Phase 2 trial in metastic uveal melanoma. Pending finalization of the protocol with cooperative groups and approval by the Cancer Therapy Evaluation Program, we anticipate conducting a confirmatory Phase 3 supportive trial in front-line ALL potentially commencing in 2009. We estimate that we will need to expend at least an aggregate of approximately $47 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes a milestone payment that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever. During the remainder of 2008, we estimate that we will spend between $1.5 million and $2.0 million on the clinical development of Marqibo.

Alocrest.  We have incurred $0.6 million and $1.7 million in project costs related to our development of Alocrest in the nine months ending September 30, 2008 and 2007, respectively. We initiated a Phase 1 clinical trial in August 2006 and completed enrollment in February 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We presented the clinical data from this Phase 1 trial in mid 2008. We are seeking a third-party with which to partner the further development of Alocrest.

Brakiva.   We have incurred $0.9 million and $0.9 million in project costs related to our development of Brakiva in the nine months ending September 30, 2008 and 2007, respectively. In November 2008, we initiated a Phase 1 clinical trial of Brakiva designed to assess safety, tolerability and a maximum tolerated dose. As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. During the remainder of 2008, we estimate that we will spend between $0.5 million and $1.0 million on the clinical development of Brakiva and we are not currently in a position to estimate the amount of capital required to fund the development of Brakiva until completion.

Menadione. We have incurred $1.7 million and $1.8 million in project costs related to our development of Menadione in the nine months ending September 30, 2008 and 2007, respectively. We initiated a Phase 1 clinical trial in cancer patients in April 2008 and another Phase 1 clinical trial in healthy volunteers in September 2008.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. During the remainder of 2008, we estimate that we will spend between $1.0 million and $1.5 million on the clinical development of Menadione.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures .

We conducted an evaluation as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HANA BIOSCIENCES, INC.

Dated: November 14, 2008	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: November 14, 2008	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).