Form 10-K
period 2008-12-31
Hana Biosciences Inc
filed 2009-03-31
CIK 1140028

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
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
Large accelerated filer  ☐    Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $22,825,747 as of June 30, 2008, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Capital Market on such date.
As of March 30, 2009, there were 32,451,184 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2009 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain adequate financing;

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions

•	the effect of potential strategic transactions on our business;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

PART I

ITEM 1.       BUSINESS

Overview

We are a South San Francisco, California-based biopharmaceutical company dedicated to developing and commercializing new and differentiated cancer therapies designed to improve and enable current standards of care.  Our two lead product candidates target large markets and are in pivotal and/or proof-of-concept clinical trials.  We are developing Marqibo® for the treatment of acute lymphoblastic leukemia and lymphomas.  Menadione topical lotion is a first-in-class compound that we are developing for the potential prevention and/or treatment of skin toxicity associated with epidermal growth factor receptor inhibitors.  We have additional pipeline opportunities that, like Marqibo, we believe may improve delivery and enhance the therapeutic benefits of well characterized, proven chemotherapies and enable high potency dosing without increased toxicity.

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. Our telephone number is (650) 588-6404 and our Internet address is www.hanabiosciences.com. We were originally incorporated under Delaware law in 2002 under the name Hudson Health Sciences, Inc. In July 2004, we acquired Email Real Estate.com, Inc., a Colorado corporation and public shell company in a reverse acquisition.  In September 2004, we reincorporated under Delaware law under the name Hana Biosciences, Inc.

Our Research and Development Programs

We currently have rights to the following product candidates in various stages of development.

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, currently in development for the treatment of adult acute lymphoblastic leukemia, or ALL, and metastatic uveal melanoma.

•
Menadione Topical Lotion, a novel supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI), a type of anti-cancer agent used in the treatment of lung, colon, head and neck and pancreatic cancer.

•
Brakiva™ (topotecan liposomes injection), a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan, being developed for the treatment of solid tumors including small cell lung cancer and ovarian cancer.

•	Alocrest™ (vinorelbine liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine.

Pursuant to a license agreement originally entered into with NovaDel, Inc. in October 2004, we also maintain certain rights to Zensana (ondansetron HCI) Oral Spray, which is being developed to alleviate chemotherapy and radiation-induced and post-operative nausea and vomiting.  In July 2007, we sublicensed our rights to develop and commercialize Zensana to Par Pharmaceutical, Inc. in exchange for upfront payment and other future consideration, including royalties.

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

According to the American Cancer Society, nearly 1.4 million new cases of cancer were expected to be diagnosed in 2008 in the United States alone. Cancer is the second leading cause of death, after heart disease, in the United States, and was expected to account for more than 565,000 deaths in 2008.    Major cancer treatments include surgery, radiotherapy and chemotherapy. Supportive care, such as blood cell growth factors, represents another major segment of the cancer treatment market. There are many different drugs that are used to offer supportive care and to treat cancer, including cytotoxics or antineoplastics, hormones and biologics. Major categories include:

•
Chemotherapy. Cytotoxic chemotherapy refers to anticancer drugs that destroy cancer cells by stopping them from multiplying. Healthy cells can also be harmed with the use of cytotoxic chemotherapy, especially those that divide quickly. Cytotoxic agents act primarily on macromolecular synthesis, repair or activity, which affects the production or function of DNA, RNA or proteins. Our product candidates Marqibo, Alocrest and Brakiva are liposome encapsulated cytotoxic agents that we are currently evaluating for the treatment of solid tumor and hematological malignancies.

•
Supportive care. Cancer treatment can include the use of chemotherapy, radiation therapy, biologic response modifiers, surgery or some combination of these or other therapeutic options. All of these treatment options are directed at killing or eradicating the cancer that exists in the patient’s body. Unfortunately, the delivery of many cancer therapies adversely affects the body’s normal organs. These complications of treatment or side effects not only cause discomfort, but may also prevent the optimal delivery of therapy to a patient at its maximal dose and time.  Our product candidate Menadione is a supportive care product candidate designed to treat and prevent skin rash associated with the use of epideral growth factor receptor inhibitors, or EGFRIs, a class of anti-cancer agents.

Our Strategy

We are a committed to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care. Key aspects of our strategy include:

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

Product Pipeline

Background of Optisomal Targeted Drug Delivery

Optisomal encapsulation is a novel method of liposomal drug delivery, which is designed to significantly increase tumor targeting and duration of exposure for cell-cycle specific anticancer agents. Optisomal drug delivery consists of using a generic FDA-approved cancer agent, such as vincristine, encapsulated in a lipid envelope composed of a unique, sphingomyelin/cholesterol composition. The encapsulated agent is carried through the bloodstream and delivered to disease sites where it is released to carry out its therapeutic action. When used in unencapsulated form, chemotherapeutic drugs diffuse indiscriminately throughout the body, diluting drug effectiveness and potentially causing toxic side effects in the patient’s healthy tissues. Our proprietary Optisomal formulation technology is designed to permit loading higher concentrations of therapeutic agent inside the lipid envelope, which promotes accumulation of the drug in tumors and prolongs the drug’s release at disease sites. Non-clinical studies have demonstrated the Optisomal formulation technology’s ability to deliver dose intensification to the tumor, which we believe has the potential to increase the therapeutic benefit of the drug.

•
Targeted delivery with improved pharmacokinetics. In normal tissues, a continuous endothelial (blood vessel) lining constrains liposomes within capillaries, preventing accumulation of the drug in the healthy tissues. In contrast, the immature blood vessel system within tumors is created during tumor growth and has numerous gaps up to 800 nanometers in size. With an average diameter of approximately 100 nanometers, Optisomes can pass through these gaps.  Once lodged within the tumor interstitial space, these Optisomes slowly release the encapsulated drug. We believe that slow release of the drug from Optisomes increases drug levels within the tumor, extends drug exposure through multiple cell cycles, and significantly increases tumor cell killing. A limited fraction of a patient’s tumor cells are in a particular drug-sensitive phase at any point in time, which we believe indicates that duration of drug exposure is critical to increased drug efficacy.

•
Increased drug concentration. The link between drug exposure and anti-tumor efficacy is especially pronounced for cell cycle-specific agents such as vincristine, vinorelbine and topotecan, which destroy tumor cells by interfering in one specific phase in cell division (e.g., the mitosis, synthesis and/or rapid growth phases).

•	Prolonged exposure. The advanced liposomal technology of the capsule which protects the active drug increases the circulating half-life and is designed to extend the duration of drug release.

Unmet Medical Needs in ALL and Uveal Melanoma

ALL is a type of cancer of the blood and bone marrow, the spongy tissue inside bones where blood cells are made. Acute leukemias progress rapidly and are characterized by the accumulation of immature blood cells. ALL affects a group of white blood cells, called lymphocytes, which fight infection and constitute our immune systems. Normally, bone marrow produces immature cells or stem cells, in a controlled way, and they mature and specialize into the various types of blood cells, as needed. In people with ALL, this production process breaks down. Abnorally large numbers of immature, abnormal lymphocytes called lymphoblasts are produced and released into the bloodstream. These abnormal cells are not able to mature and perform their usual functions. Furthermore, they multiply rapidly and can crowd out healthy blood cells like neutrophils and platelets, leaving an adult or child with ALL vulnerable to infection or bleeding. Leukemic cells can also collect in certain areas of the body, including the central nervous system and spinal cord, which can cause serious problems. According to the American Cancer Society, over 5,000 people in the United States were expected to be diagnosed with ALL in 2008, and over 1,400 people were expected to die. ALL accounts for 72% of all leukemia cases amount children (ages 0 – 19).  Multiple clinical trials have suggested the overall survival rate for adults diagnosed with ALL is approximately 20% to 50%, underscoring the need for new therapeutic options.

Uveal melanoma is a relatively rare cancer arising out of the colored part of the eye and the surrounding areas, called the uvea.  Uveal melanoma is the most common primary intraocular malignant tumor in adults and represents 5-6% of all melanoma diagnoses.  The incidence of uveal melanoma in the U.S is reported to be 3,500-4,000 per year.  The disease metastasizes via the blood stream, and approximately 40-50% and up to 80% of patients with primary uveal melanoma will ultimately develop distant metastases.  At the time of diagnosis, over 95% of patients have disease limited to the eye, but at least 30% of these patients will die of systemic metastases at 5 years and 45% at 15 years.  The liver is involved in up to 90% of individuals who develop metastatic disease. Lung tissue and bone are the other major sites of disease spread. In general, metastatic uveal melanoma is unresponsive to systemic chemotherapy and immunotherapy.

Marqibo ® (vincristine sulfate liposomes injection)

 Marqibo is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine that we are developing for the treatment of adult ALL and metastatic uveal melanoma. This encapsulation is designed to provide prolonged circulation of the drug in the blood and accumulation at the tumor site. These characteristics are intended to increase the effectiveness and reduce the side effects of the encapsulated drug. Vincristine, a microtubule inhibitor, is FDA-approved for ALL and is widely used as a single agent and in combination regimens for treatment for hematologic malignancies such as lymphomas and leukemias.

Marqibo has been evaluated in 15 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma, or NHL and ALL. Based on the results from these studies, we are conducting a global, registration-enabling Phase 2 clinical trial of Marqibo in adult Philadelphia chromosome negative ALL patients in second relapse, or those who have progressed following two prior lines of therapy.  We refer to this clinical trial as the rALLy study.  The primary outcome measure is complete remission or CR, or complete remission without full hematologic recovery or CRi.  The sample size is 56 evaluable subjects from up to 50 sites. In March 2009, we announced preliminary data indicating that of the first 29 patients dosed, 9 patients, or 31%, had achieved a CR, or CRi.  The estimated median overall survival in responders was 10.5 months compared to 5.1 months in non-responders at the time of the data cutoff.   Because six of the nine CRs were still alive at that time of the data cutoff, the median overall survival in this group may prove to be longer.  Subject to the final results of the rALLy study, we plan to seek accelerated approval of Marqibo for the treatment of ALL. We also plan to conduct a confirmatory Phase 3 study with Marqibo.  Certain aspects of this planned trial, including the study design and patient population, are still under review.

In addition, we are conducting a Phase 2 study to assess the efficacy of Marqibo in patients with metastatic malignant uveal melanoma as determined by Disease Control Rate (CR, partial response or durable stable disease).  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response rate, progression free survival and overall survival. The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated or that has progressed following one prior therapy.  We plan to enroll up to approximately 50 subjects in this clinical trial.

Marqibo received a U.S. orphan drug designation in January 2007 as well as a European Commission orphan drug designation in June 2008 for the ALL indication. Marqibo also received a U.S. orphan drug designation in July 2008 for metastatic uveal melanoma. Marqibo received a fast track designation from the FDA in August 2007 for the treatment of adult ALL.

Menadione Topical Lotion (Supportive Care Product)

Menadione Topical Lotion (menadione), which we licensed from the Albert Einstein College of Medicine, or AECOM, in October 2006, is a novel, product candidate under development for the treatment and/or prevention of skin rash associated with the use of EGFR inhibitors in the treatment of certain cancers. EGFR inhibitors, which include Tarceva, Erbitux, Ivessa and Vectibix, are currently approved to treat non-small cell lung cancer, pancreatic, colorectal, and head and neck cancer. EGFR inhibitors are associated with significant skin toxicities presenting as acne-like rash on the face, neck and upper-torso of the body in approximately 75% of patients.  Fifty percent of patients who manifest skin toxicity experience significant discomfort. This results in discontinuation or dose reduction in at least 10% and up to 30% of patients that receive the EGFR inhibitor.  Menadione, a small organic molecule, has been shown to activate the EGFR signaling pathway by inhibiting phosphatase activity which is an important enzyme in the EGFR pathway. In vivo studies have suggested that topically-applied Menadione may restore EGFR signaling specifically in the skin of patients treated systemically with EGFR inhibitors. Currently, there are no FDA-approved products or therapies available to treat these skin toxicities. We initiated a Phase 1 clinical trial in cancer patients in April 2008 and another Phase 1 study in healthy volunteers in September 2008.

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

License Agreements

Marqibo, Alocrest and Brakiva

In May 2006, we completed a transaction with Tekmira Pharmaceuticals Corporation, formerly Inex Pharmaceuticals Corporation, pursuant to which we acquired exclusive, worldwide rights to develop and commercialize Marqibo, Alocrest and Brakiva, which we collectively refer to as the Optisome products. The following is a summary of the various agreements entered into to consummate the transaction.

Tekmira License Agreement

Pursuant to the terms of a license agreement dated May 6, 2006, which was amended and restated on April 30, 2007, between us and Tekmira, Tekmira granted us:

•	an exclusive license under certain patents held by Tekmira to commercialize the Optisome products for all uses throughout the world;

•
an exclusive license under certain patents held by Tekmira to commercialize the Optisome products for all uses throughout the world under the terms of certain research agreements between Tekmira and the British Columbia Cancer Agency, or BCCA; and

•
an exclusive license to all technical information and know-how relating to the technology claimed in the patents held exclusively by Tekmira and to all confidential information possessed by Tekmira relating to the Optisome products, including all data, know-how, manufacturing information, specifications and trade secrets, collectively called the Tekmira Technology, to commercialize the Optisome products for all uses throughout the world.

We have the right to grant sublicenses to third parties and in such event we and Tekmira will share sublicensing revenue received by us at varying rates for each Optisome product depending on such Optisome product’s stage of clinical development.  Under the license agreement, we also granted back to Tekmira a limited, royalty-free, non-exclusive license in certain patents and technology owned or licensed to us solely for use in developing and commercializing liposomes having an active agent encapsulated, intercalated or entrapped therein.

We agreed to pay to Tekmira up to an aggregate of $30.5 million upon the achievement of various clinical and regulatory milestones relating to all Optisome products. At our option, the milestones may be paid in cash or, subject to certain restrictions, shares of our common stock. In addition to the milestone payments, we agreed to pay royalties to Tekmira in the range of 5% to 10% based on net sales of the Optisome products, against which we may offset a portion of the research and development expenses we incur. In addition to our obligations to make milestone payments and pay royalties to Tekmira, we also assumed all of Tekmira’s obligations to its licensors and collaborators relating to the Optisome products, which include aggregate milestone payments of up to $2.5 million, annual license fees and additional royalties.

The license agreement provides that we will use our commercially reasonable efforts to develop each Optisome product, including causing the necessary and appropriate clinical trials to be conducted in order to obtain and maintain regulatory approval for each Optisome product and preparing and filing the necessary regulatory submissions for each Optisome product. We also agreed to provide Tekmira with periodic reports concerning the status of each Optisome product.

We are required to use commercially reasonable efforts to commercialize each Optisome product in each jurisdiction where an Optisome product has received regulatory approval. We will be deemed to have breached our commercialization obligations in the United States, or in Germany, the United Kingdom, France, Italy or Spain, if for a continuous period of 180 days at any time following commercial sales of an Optisome product in any such country, no sales of an Optisome product are made in the ordinary course of business in such country by us (or a sublicensee), unless the parties agree to such delay or unless we are prohibited from making sales by a reason beyond our control. If we breach this obligation, then Tekmira is entitled to terminate the license with respect to such Optisome product and for such country.

Under the license agreement, Tekmira will be the owner of patents and patent applications claiming priority to certain patents licensed to us, and we have an obligation to assign to Tekmira our rights to inventions covered by such patents or patent applications, and, when negotiating any joint venture, collaborative research, development, commercialization or other agreement with a third party, to require such third party to do the same.

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

We agreed to indemnify Tekmira for all losses resulting from our breach of our representations and warranties, or other default under the license agreement, our breach of any regulatory requirements, regulations and guidelines in connection with the Optisome products, complaints alleging infringement against Tekmira with respect to our manufacture, use or sale of an Optisome product, and any injury or death to any person or damage to property caused by any Optisome product provided by us or our sublicensee, except to the extent such losses are due to Tekmira’s breach of a representation or warranty, Tekmira’s default under the agreement, and the breach by Tekmira of any regulatory requirements, regulations and guidelines in connection with licensed patent and related know-how. Tekmira has agreed to indemnify us for losses arising from Tekmira’s breach of representation or warranty, Tekmira’s default under the agreement, and the breach by Tekmira of any regulatory requirements, regulations and guidelines in connection with licensed patent and related know-how, except to the extent such losses are due to our breach of our representations and warranties, our default under the agreement, our breach of any regulatory requirements, regulations and guidelines in connection with the Optisome products, complaints alleging infringement against Tekmira with respect to our manufacture, use or sale of an Optisome product, and any injury or death to any person or damage to property caused by any Optisome product provided by us or our sublicensee.

Unless terminated earlier, the license grants made under the license agreement expire on a country-by-country basis upon the later of (i) the expiration of the last to expire patents covering each Optisome product in a particular country, (ii) the expiration of the last to expire period of product exclusivity covered by an Optisome product under the laws of such country, or (iii) with respect to the Tekmira Technology, on the date that all of the Tekmira Technology ceases to be confidential information. The covered issued patents are scheduled to expire between 2014 and 2021.

Either we or Tekmira may terminate the license agreement in the event that the other has materially breached its obligations thereunder and fails to remedy such breach within 90 days following notice by the non-breaching party. If such breach is not cured, then the non-breaching party may, upon 6 months’ notice to the breaching party, terminate the license in respect of the Optisome products or countries to which the breach relates. Tekmira may also terminate the license if we assert or intend to assert any invalidity challenge on any of the patents licensed to us. The license agreement also provides that either party may, upon written notice, terminate the agreement in the event of the other’s bankruptcy, insolvency, dissolution or similar proceeding. In the event Tekmira validly terminates the license agreement, all data, materials, regulatory filings and all other documentation reverts to Tekmira.

In April 2007, Tekmira assigned to us its right and interest in and to a Patent and Technology License Agreement dated February 14, 2000 between Tekmira and M.D. Anderson Cancer Center.  As assigned to us, this agreement grants to us a royalty-bearing license to certain patents relating to Marqibo that are owned by M.D. Anderson.  As consideration for the license, we are required to pay to M.D. Anderson royalties on net sales of Marqibo, as well as an annual maintenance fee.  The M.D. Anderson license provides that we have the first right to prosecute and maintain the licensed patents at our expense.  In addition, we also have the first right to control any infringement claims against third parties. The M.D. Anderson license will be automatically terminated in the event we become bankrupt or insolvent, and may be terminated by M.D. Anderson in the event we default on our obligations under the agreement.

UBC Sublicense Agreement

In May 2006, we also entered into a sublicense agreement with Tekmira relating to Tekmira’s rights to certain patents it licensed from the University of British Columbia, or UBC. Under the UBC sublicense agreement, Tekmira granted to us an exclusive, worldwide sublicense under several patents relating to Alocrest and Brakiva, together with all knowledge, know-how, and techniques relating to such patents, called the UBC Technology. The UBC Technology is owned by UBC and licensed to Tekmira pursuant to a license agreement dated July 1, 1998. The UBC sublicense agreement provides that we will undertake all of Tekmira’s obligations contained in Tekmira’s license agreement with UBC, which includes the payment of royalties (in addition to the royalties owing to Tekmira under the license agreement between Tekmira and us) and an annual license fee. The provisions of the UBC sublicense agreement relating to our obligation to develop and commercialize the UBC Technology, termination and other material obligations are substantially similar to the terms of license agreement between Tekmira and us, as discussed above.

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

Menadione

In October 2006, we entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University, or the College. Pursuant to the agreement, we acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. We are required to make milestone payments in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement. We also agreed to pay annual maintenance fees, and to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent. We may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with the College.

Zensana ™   (ondansetron HCI) Oral Spray

Our rights to Zensana were originally subject to the terms of an October 2004 license agreement with NovaDel Pharma, Inc. under which we obtained a royalty-bearing, exclusive right and license to develop and commercialize Zensana within the United States and Canada. Zensana is an oral spray formulation of the FDA approved drug odansetron. The technology licensed to us under the license agreement currently covers one United States issued patent, which expires in March 2022. In consideration for the license, we issued 73,121 shares of our common stock to NovaDel and agreed to make double-digit royalty payments to NovaDel based on a percentage of “net sales” (as defined in the agreement). In addition, we purchased from NovaDel (and continue to hold) 400,000 shares of its common stock at a price of $2.50 per share for an aggregate payment of $1 million.

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

As additional consideration for the sublicense, following regulatory approval of Zensana, Par is required to pay us an additional one-time payment of $6.0 million, of which $5.0 million is payable by us to NovaDel pursuant to our obligations under our agreement with NovaDel. In addition, the sublicense agreement provides for an additional aggregate of $44.0 million in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. We will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that we will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to us increases beyond its royalty obligation to NovaDel.

In order to give effect to and accommodate the terms of the sublicense agreement with Par, on July 31, 2007, we and NovaDel amended and restated our original October 2004 license agreement. The primary modifications to the amended and restated license agreement are as follows:

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

Optisomal product candidates

Pursuant to our license agreement with Tekmira and related sublicense with UBC, we have exclusive rights to 11issued U.S. patents, 54 issued foreign patents, 7 pending U.S. patent applications and 28 pending foreign applications, covering composition of matter, method of use and treatment, formulation and process. These patents and patent applications cover sphingosome based pharmaceutical compositions including Marqibo, Alocrest and Brakiva, formulation, dosage, process of making the liposome compositions, and methods of use of the compositions in the treatment cancer, relapsed cancer, and solid tumors. The earliest of these issued patents expires in 2014 and the last of the issued patents expires in 2021.

Menadione

We have exclusive, worldwide rights to a patent family consisting of 6 pending foreign patent applications and 1 pending U.S. patent application pursuant to our October 2006 license agreement with AECOM. These patent applications cover, pharmaceutical compositions and methods of use (e.g., methods of treating and preventing a skin rash secondary to an anti-epidermal growth factor receptor therapy). If any U.S. or foreign patent issues from these applications, such a patent would be scheduled to expire in 2026, excluding any patent term extensions.

In addition, we solely own 2 pending provisional U.S. patent applications.  These applications cover topical formulations of menadione and methods of use of the formulations. If any U.S. or foreign patent issues from these applications, such a patent would be scheduled to expire in 2029, excluding any patent term extensions.

Zensana

On July 31, 2007, we entered into a definitive agreement providing for the sublicense of all our rights to any patents related to Zensana to Par Pharmaceutical, Inc.  See “License Agreements – Zensana.”  Under this agreement, Par Pharmaceutical agreed to take on full responsibility to discharge patent prosecution and enforcement for all patents related to the Zensana product candidate.

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

We plan to pursue accelerated approval for our product candidate Marqibo, subject to the results of the rALLy trial.  There is no assurance that the FDA will grant accelerated approval of Marqibo based on the rALLy trial.  Instead, the FDA may require us to conduct the Phase 3 confirmatory study of Marqibo to obtain full approval.

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

Manufacturing

We currently rely on a number of third-parties, including contract manufacturing organizations and our collaborative partners, to produce our compounds. Marqibo requires three separate ingredients, sphingomyelin/cholesterol liposomes for injection (SCLI), vincristine sulfate injection (VSI), and sodium phosphate for injection (SPI), all of which are handled by separate suppliers.  SCLI is manufactured by Cangene Corporation, VSI is manufactured by Hospira and SPI is manufactured by Hollister-Steir Laboratories.  Alocrest and Brakiva are both manufactured by Gilead.  For Menadione, we have contracted with Dow Pharmaceuticals and Menadiona, a Spanish-based company, for its manufacturing.

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

Research and Development Expenses

Research and development expenses, which include salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology, are the primary source of our overall expenses.  Research and development expenses totaled $18.4 million for the year ended December 31, 2008 and $21.3 million for the year ended December 31, 2007.

Employees

As of December 31, 2008, we employed 33 full-time employees and no part-time employees.  All employees are based at our South San Francisco office. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees to be good.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available free of charge via our website (www.hanabiosciences.com) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

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

Risks Related to Our Business

We need to raise additional capital to fund our planned 2009 operations. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Together with our existing cash, cash equivalents, available for sale securities and lending commitments, we believe that our currently available capital is only sufficient to fund our operations into the second half of 2009.  Given our desired clinical development plans for the next 12 months, our financial statements reflect a going concern uncertainty, which is also stated in the report from our auditors contained herein this annual report ..  Accordingly, we need additional capital to fund our operations beyond such point.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

•	costs associated with conducting our ongoing and planned clinical trials;

•	costs, timing and outcome of regulatory reviews;

•	costs of establishing arrangements for manufacturing our product candidates;

•	costs associated with commercializing our lead programs, including establishing sales and marketing functions;

•	payments required under our current and any future license agreements and collaborations;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of acquiring any new drug candidates.

Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates.  To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience significant dilution. We may also grant future investors rights superior to those of our current stockholders. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

However, we have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the current global economic turmoil, which has severely restricted access to the U.S. and international capital markets, particularly for biopharmaceutical and biotechnology companies. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

We have a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2008 and December 31, 2007, we had net losses of $22.2 million and $26.0 million, respectively.

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

In May 2006, we licensed Marqibo from Inex, which was succeeded by Tekmira Pharmaceuticals Corp. in April 2007. Marqibo is not currently permitted to be commercially used. Inex submitted an NDA pursuant to Section 505(b)(2) of the FDCA for accelerated marketing approval of Marqibo primarily based upon a single arm, Phase II clinical trial, which was reviewed by the FDA in 2004 and 2005. In January 2005, the FDA issued a not approvable letter to Inex for the Marqibo NDA for the treatment of patients with relapsed refractory NHL previously treated with at least two chemotherapy regimens. The FDA’s not approvable letter cited a variety of reasons for not approving the NDA, including the following:

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

Other than Marqibo, the other product candidates that we are developing, Alocrest, Brakiva, and Menadione, are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates. In addition to the risks set forth above for Marqibo, which also apply to Alocrest, Brakiva and Menadione, these product candidates also have additional risks as each is in an earlier stage of development and review.

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

Orphan drug designation is an important element of our competitive strategy because the latest of our licensors’ patents for Marqibo expires in November 2021. In 2007, the FDA granted orphan drug designation for the use of Marqibo in treating adult ALL and adult metastatic uveal melanoma. The company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. However, even though we obtained orphan drug status for Marqibo in the treatments noted, the FDA may permit other companies to market a drug for the same designated and approved condition during our period of orphan drug exclusivity if it can be demonstrated that the drug is clinically superior to our drug. This could create a more competitive market for us.

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

Risks Related to Our Ability to Commercialize Our Product Candidates

Our success depends substantially on Marqibo, which is still under development and requires further regulatory approvals. If we are unable to commercialize Marqibo, enter into a significant partnership agreement, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be diminished.

In 2007, we commenced a multi-center, multi-national Phase 2 regisration-enabling clinical trial of Marqibo in adult patients with relapsed ALL. We also plan to conduct a confirmatory Phase 3 clinical trial in 2008.  The design of this registrational study is still under review. In 2008, we also initiated a pilot Phase 2 clinical trial of Marqibo in patients with metastatic malignant uveal melanoma. A significant portion of our time and financial resources for at least the next twelve months will be used in the development of our Marqibo program. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Marqibo or to enter into a partnership or licensing agreement wherein we receive cash payments.  We currently do not have sufficient funds to continue operations through the time period required to obtain NDA approval for Marqibo and will need to obtain significant additional capital before we obtain FDA approval for an NDA in Marqibo.

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

We currently have no sales, marketing or distribution capabilities nor do we currently have funds sufficient to do develop these capabilities. To commercialize our product candidates, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit financial and managerial resources to develop marketing capabilities and a sales force with technical expertise and with supporting distribution capabilities. Other factors that may inhibit our efforts to commercialize our product candidates, if approved, directly and without strategic partners include:

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

The terms of our license agreements obligate us to include intellectual property assignment provisions in any sublicenses or collaboration agreements that may be unacceptable to our potential sublicensees and partners. These terms may impede our ability to enter into partnerships for some of our existing product candidates. Under our license agreement with Tekmira, Tekmira will be the owner of patents and patent applications claiming priority to certain patents licensed to us, and we not only have an obligation to assign to Tekmira our rights to inventions covered by such patents or patent applications, but also, when negotiating any joint venture, collaborative research, development, commercialization or other agreement with a third party, to require such third party to do the same. Our license agreement with Elan Pharmaceuticals, Inc., or Elan, relating to Marqibo, provides that Elan will own all improvements to the licensed patents or licensed know-how made by us or any of our sublicensees. Potential collaboration and commercialization partners for these product candidates may not agree to such intellectual property ownership requirements and therefore not elect to partner with us for these product candidates.

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

The MMA requires that, beginning in 2006, payment amounts for most drugs administered in physician offices are to be based on either ASP or on amounts bid by vendors under the Competitive Acquisition Program, or CAP. Under the CAP, physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors that are selected in a competitive bidding process. Winning vendors would be selected based on criteria that included bid prices. The ASP payment methodology and the CAP could negatively impact our ability to sell our product candidates.

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

We have licensed from third parties rights to numerous issued patents and patent applications. To date, through our license agreements for Marqibo, Alocrest, Brakiva and Menadione, we hold certain exclusive patent rights, including rights under U.S. patents and U.S. patent applications. We also have patent rights to applications pending in several foreign jurisdictions. We have filed and anticipate filing additional patent applications both in the United States and internationally, as appropriate.

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

Risks Related to Our Securities

We have received notice from the Nasdaq Stock Market that we fail to comply with certain of its continued listing requirements, which may result in the delisting of our common stock from the Nasdaq Capital Market

Our common stock is currently listed for trading on the Nasdaq Capital Market, and the continued listing of our common stock on the Nasdaq Capital Market is subject to our compliance with a number of listing standards. On November 19, 2008, we received notice from Nasdaq informing us that that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  On December 4, 2008, we submitted to Nasdaq a specific plan to achieve and sustain compliance with all requirements for continued listing on the Nasdaq Capital Market, and on December 22, 2008, we received an extension until March 4, 2009 to regain compliance.

We did not regain compliance by March 4, 2009 and, accordingly, on March 5, 2009, we received notice that our common stock would be subject to delisting from the Nasdaq Capital Market as a result of the deficiency.  On March 12, 2009, we submitted an appeal of the delisting determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules, which has allowed our common stock to continue being listed on the Nasdaq Capital Market until the Panel renders a decision subsequent to a hearing that is currently scheduled to be held on April 30, 2009.  At the hearing, we intend to submit a plan to regain compliance and request that the Panel allow us additional time in which to regain compliance. There can be no assurance that such a request will be granted or that the Panel will permit us to continue to list our common stock on the Nasdaq Capital Market.

If our common stock is delisted from the Nasdaq Capital Market, trading in our common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service, or the “Pink Sheets.”  If trading of our common stock is conducted on the OTC Bulletin Board or Pink Sheets, the liquidity of our common stock may be reduced, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Additionally, if our common stock is delisted from the Nasdaq Capital Market, we may be required to redeem the warrants we have issued to affiliates of Deerfield Management pursuant to our October 2007 loan agreement.  Those warrants contain a provision that allows Deerfield to require us to redeem the warrants in the event our common stock is no longer listed on the Nasdaq or another national stock exchange.  The redemption price applicable to the warrants is based upon a Black-Scholes-Merton calculation,  as specified in the warrant agreement.  As of December 31, 2008, the total redemption price that would be applicable to all of the warrants issued to Deerfield is approximately $1.5 million.  In the event our common stock is delisted from Nasdaq and Deerfield elects to redeem its warrants, our available working capital will be reduced, which may have a serious adverse effect on our ability to fund our ongoing operations.

Our stock price has, and we expect it to continue to, fluctuate significantly, and the value of your investment may decline.

From January 1, 2007 to December 31, 2008, the market price of our common stock has ranged from a high of $6.38 per share to a low of $0.15 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the offering price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

•
announcements by us or our competitors of regulatory developments, clinical trial results, clinical trial enrollment, regulatory filings, product development updates, new products and product launches, significant acquisitions, strategic partnerships or joint ventures;

•	any intellectual property infringement, product liability or any other litigation involving us;

•	developments or disputes concerning patents or other proprietary rights;

•	regulatory developments in the United States and foreign countries;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	economic or other crises and other external factors;

•	actual or anticipated period-to-period fluctuations in our results of operations;

•	departure of any of our key management personnel; or

•	sales of our common stock.

These and other factors may cause the market price and demand of our common stock to fluctuate substantially, which may limit investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity or value of our common stock.

If our results do not meet analysts’ forecasts and expectations, our stock price could decline.

While research analysts and others have published forecasts as to the amount and timing of our future revenues and earnings, we have stated that we will not be providing any forecasts of the amount and timing of our future revenues and earnings until after two quarters of our sales and marketing efforts. Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed analysts’ forecasts and expectations as a result of a number of factors, including those discussed in this “Risk Factors” section. If our results do not meet analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. We currently occupy this space, which consists of 18,788 square feet of office space, pursuant to a written sublease agreement under which we pay rent of approximately $51,000 per month, subject to annual increases. Our lease currently expires on May 31, 2010. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2008, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

From September 22, 2005 through April 13, 2006, our common stock traded on the American Stock Exchange under the symbol “HBX.”  From April 17, 2006 to June 2, 2008 our common stock traded on the NASDAQ Global Market under the symbol “HNAB.”  Since June 3, 2008, our common stock has traded on the NASDAQ Capital Markets under the same symbol.  The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the NASDAQ Global Market and the NASDAQ Capital Market as applicable, during each quarter within the last two fiscal years.

	Price Range
Quarter Ended	High	Low

March 31, 2007	6.38	1.82
June 30, 2007	2.42	1.45
September 30, 2007	1.89	1.03
December 31, 2007	1.69	0.96
March 31, 2008	1.48	0.74
June 30, 2008	1.10	0.70
September 30, 2008	0.79	0.50
December 31, 2008	0.63	0.15

Record Holders

As of March 24, 2009, we had approximately 126 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock during the fiscal year 2008.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia (ALL) and metastatic uveal melanoma.

•
Menadione, a novel supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI), a type of anti-cancer agent used in the treatment of certain cancers.

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

Research and Development Expenses

Research and development expenses, which account for the bulk of our expenses, consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred.

While expenditures on current and future clinical development programs are expected to be substantial, particularly in light of our available resources, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our drug candidates; and

•	the costs, requirements, timing of, and the ability to secure regulatory approvals

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities.

Share-based Compensation

Share-based compensation expenses consist primarily of expensing the fair-market value of a share-based award over the vesting term.  This expense is included in our operating expenses for each reporting period.  As of December 31, 2008, we estimate that there is $2.1 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 1.51 years

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are certain accounting policies that are critical to understanding our financial statements, as these policies affect the reported amounts of expenses and involve management’s judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures with the Audit Committee of our Board of Directors. Our critical accounting policies and estimates are described below.

Share Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. We adopted SFAS No. 123R using the modified prospective method for share-based awards granted after we became a public entity and the prospective method for share-based awards granted prior to the time we became a public entity and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.  In applying the modified prospective transition method of SFAS No. 123R, we estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage.  We use the “simplified method” for determining the expected life of the options granted as permitted under the SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances.  SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 22% annually of our stock options awarded will be forfeited.

See Note 4 of our audited financial statements included elsewhere in this Form 10-K report for further information regarding the SFAS No. 123R disclosures.

Warrant Liabilities

On October 30, 2007, we entered into a loan facility agreement with certain affiliates of Deerfield Management (“Deerfield”).  As partial consideration for the loan, we also issued to Deerfield certain warrants to purchase shares of our common stock.  Certain of these warrants include an anti-dilution feature.  This feature requires that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent a fixed percentage of our then outstanding common stock.  Because the warrants are redeemable if certain events occur, we record the fair value of the warrants as a liability.  We update our estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as an increase or decrease of interest expense.  See Note 3 of our audited financial statements included elsewhere in this Form 10-K report for further information regarding the warrant liabilities.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General and administrative expenses. For the year ended December 31, 2008, general and administrative, or G&A, expense was $5.8 million, as compared to $8.0 million for the year ended December 31, 2007.  The decrease of $2.2 million is due to decreased personnel related expenses of $1.3 million, decreased costs for outside services and professional services of $0.7 million and decreased allocable expenses of $0.2 million.

The $1.3 million decrease in employee-related expenses includes:

•
a decrease of $0.7 million in employee related share-based compensation expense is due to decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price and

•	a decrease of $0.6 million in salary and benefits, due mainly to the reduction in headcount after our rights to Zensana were out-licensed in mid 2007.

The $0.7 million decrease in outside services and professional fees includes:

•	a decrease of $0.4 million for advertising, market research and other professional fees mostly related to fees incurred in 2007 for Zensana and

•	a decrease of $0.3 million for legal, accounting and consulting fees in 2008.

The $0.2 million decrease of allocable expenses includes a decrease of costs related to Zensana commercialization in 2007 prior to out-licensing the program.

Research and development expenses The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the years ended December 31, 2008 and 2007, plus the cumulative amounts for the last five years or since we began development of a product candidate if it has not been in development for five years.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2008	2007	Annual % Change	(5 years) Jan. 1, 2004 to Dec 31, 2008
Marqibo	$4,248	$2,849	49%	$8,420
Menadione	2,929	2,488	18%	5,681
Brakiva	953	1,416	-33%	3,319
Alocrest	699	1,877	-63%	3,413
Discontinued/out-licensed product candidates	(17)	1,439	N/A	12,372
Total third party costs	3,222	2,222	45%	24,644
Allocable costs and overhead	1,421	1,927	-26%	5,517
Personnel related expense	4,309	4,540	-5%	15,112
Share-based compensation expense	663	2,535	-74	%-	7,452
Total research and development expense	$18,427	$21,293	-13%	$85,930

Marqibo.   In 2008, we continued enrollment in our Phase 2, registration-enabling, open-label trial in relapsed adult ALL and our pilot Phase 2 trial in metastic uveal melanoma. We plan to finish enrollment in both of these trials in the first half of 2009.  We plan to initiate a confirmatory trial in the first half of 2010 and we also intend to seek limited approval in the ALL indication in early 2010, pending the results of our Phase 2 study in relapsed adult ALL.  We expect to spend approximately $6.7 million on external project costs relating to Marqibo in 2009. We estimate that we will need to expend at least an additional aggregate of approximately $45 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

Menadione. In 2008, we initiated two Phase 1 clinical trials in Menadione including one in healthy volunteers and one in cancer patients.  We completed the healthy volunteer trial and plan to complete the trial in cancer patients by the end of the first half of 2009.  We plan to initiate a Phase 2 clinical trial in cancer patients in mid 2009.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. However, we expect to spend approximately $3.2 million on external project costs relating to Menadione in 2009, and we estimate that we will need to expend at least an aggregate of approximately $40 million of additional funds in order for us to obtain full FDA approval for Menadione, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  We expect that it will take approximately two to three years until we will have completed development and obtained FDA approval, if ever.

Brakiva.   We initiated a Phase 1 clinical trial in November 2008. We plan to complete enrollment in this clinical trial in 2009 and expect that we will expend approximately $0.5 million in 2009.  We are exploring options for further development of Brakiva beyond the phase 1 trial.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2009.

Discontinued/Out-licensed projects.  We did not pursue development on our discontinued/out-license product candidates in 2008.  These include Zensana which was out-licensed in 2007, IPdR and Talvesta, which were terminated in 2006 and 2007, respectively.  We may incur only incidental expenses in 2009 related to the continued disposition of these terminated products.

Other R&D expenses.  Third-party costs related to indirect support of our clinical trials and product candidates increased in 2008.  These costs are not directly allocable to an individual product candidate.  We expect these costs to remain flat in 2009 as we finish the rALLy study in Marqibo and prepare for the Phase 2 study in Menadione and the confirmatory study for Marqibo.  Allocable costs decreased as a result of cost-cutting measures pursued by the Company.  We expect these costs to stay flat in 2009.  Personnel related costs decreased in 2008 and we expect these costs to continue to decrease.  Our headcount at the end of 2008 was lower than at the end of 2007 and we expect the average headcount in 2009 to be lower than 2008.  We expect stock-based compensation will continue to decrease until our stock price increases or the amount of options issued increases.

Interest income. For the year ended December 31, 2008, interest income was $0.3 million as compared to interest income of $1.2 million for the year ended December 31, 2007. The decrease of $0.9 million resulted from decreased cash balance in our interest bearing accounts and lower yields on our deposits.

Interest expense. For the year ended December 31, 2008, interest expense was $1.4 million as compared to interest expense of $0.2 million for the year ended December 31, 2007. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Other expense, net. For the year ended December 31, 2008, net other expense was $0.1 million as compared to net other expense of $0.5 million for the year ended December 31, 2007.  The decrease of $0.4 million is due mainly to realized losses of $0.4 million due to impairment of our available-for-sale securities in 2007 compared to a loss of only $0.1 million in 2008.

Gain on change in fair market value of warrant liabilities. For the year ended December 31, 2008, we recognized a gain related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 3) of $3.2 million.  In 2007, our gain on this warrant liability was $1.6 million.  The value of these warrants is largely dependant the price of our common stock, and as the stock price is reduced, the value of these warrants will decrease and our gain on the change in market value will increase.

Income tax expense. There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2008 and 2007 because of our operating losses. A 100% valuation allowance has been recorded against our $46.3 million of deferred tax assets as of December 31, 2008. Historical performance leads management to believe that realization of these assets is uncertain. As a result of the valuation allowance, our effective tax rate differs from the statutory rate.

Liquidity and Capital Resources

As of December 31, 2008, we had aggregate cash and cash equivalents and available-for-sale securities of $14.1 million. In addition, pursuant to the Deerfield loan facility, we have $7.5 million in funds that will become available to us, including $5.0 million on April 30, 2009 and $2.5 million that may become available to us if we achieve a certain milestone in the development of our product candidate Menadione.  As of December 31, 2008, we had drawn down $22.5 million of the total $30 million available under the agreement.

Through December 31, 2008, we have an accumulated deficit of $111.0 million.  Management expects this deficit to increase in future periods as we continue to develop our product candidates.  We expect to incur sizeable expenses in our Marqibo development program as we expect to complete enrollment in the Phase 2 registration-enabling study in the first half of 2009.  We also expect to incur considerable expenses in the development of Menadione as we anticipate the initiation of a Phase 2 clinical trial in mid 2009.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2008, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing.

We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs which raises substantial doubt about our ability to continue operating as a going concern.  Given the current and desired pace of clinical development of our product candidates, we estimate that we will have sufficient cash on hand, together with amounts committed under our loan facility agreement with Deerfield, to fund clinical development into the second half of 2009.  We will be forced to raise additional capital in 2009 in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our product candidates.  There can be no assurance that such capital will be available to us on favorable terms or at all, particularly in light of the general economic conditions, which have severely limited our access to the capital markets. We will need additional financing thereafter until we can achieve profitability, if ever.

Current and Future Financing Needs. We currently do not have enough capital resources to fund our entire development plan through 2009. Our plan of operation for the year ending December 31, 2009 is to continue implementing our business strategy, including the continued development of our four product candidates that are currently in clinical and preclinical phases.  We expect our principal expenditures during the next 12 months to include:

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

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, over the next 12 months we expect to spend approximately between $16.0 million and $18.0 million on clinical development (including milestone payments of $0.3 million that we expect to be triggered under the license agreements relating to our product candidates, half of which can be satisfied through the issuance of new shares of our common stock at our discretion).  We expect to spend approximately $4.0 million on general corporate and administrative expenses as well as $0.6 million on facilities and rent.

We believe that our cash, cash equivalents and marketable securities, which totaled $14.1 million as of December 31, 2008, along with the funds available through the Deerfield agreement, will be sufficient to meet our anticipated operating needs into the second half of 2009 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our stock or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted.  If we are not able to obtain financing when needed, we will be unable to carry out our business plan. As a result, we will have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation. We do, however, have various commitments under certain agreements, as follows:

Contractual Obligations

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

Tekmira License Agreement.   In May 2006, we entered into a series of related agreements with Tekmira Pharmaceuticals Corporation, formerly Inex Pharmaceuticals Corporation. Pursuant to a license agreement with Tekmira, as amended in April 2007, we received an exclusive, worldwide license to patents, technology and other intellectual property relating to our Marqibo, Alocrest and Brakiva product candidates. We also hold an exclusive, worldwide license to other patents and intellectual property relating to these product candidates owned by the M.D. Anderson Cancer Center. In addition, we entered into a sublicense agreement with Tekmira and the University of British Columbia, or UBC, which licenses to Tekmira other patents and intellectual property relating to the technology used in Marqibo, sphingosome encapsulated vinorelbine and sphingosome encapsulated topotecan. Further, Tekmira assigned to us its rights under a license agreement with Elan Pharmaceuticals, Inc., from which Tekmira had licensed additional patents and intellectual property relating to the three Optisomal product candidates.

In consideration for the rights and assets acquired from Tekmira, we paid to Tekmira aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of our common stock. We also agreed to pay to Tekmira royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, we have achieved two development milestones related to our Tekmira product candidates for which we have paid or will pay a total of $1.5 million to Tekmira.

Menadione License Agreement. In October 2006, we entered into a license agreement with the AECOM. Pursuant to the Agreement, we acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. In consideration for the license, we agreed to issue the college $0.2 million of our common stock.  We also made a cash payment within 30 days of signing the agreement and we agreed to pay annual maintenance fees. Further, we agreed to make milestone payments in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement, of which we have achieved one milestone and have paid AECOM total consideration of $0.3 million. We may also make annual maintenance fees as part of the agreement. We also agreed to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent.

Zensana License. Our rights to Zensana are subject to the terms of a license agreement with NovaDel Pharma, Inc. originally entered into in October 2004, and which was amended and restated in July 2007. The license agreement grants us a royalty-bearing, exclusive right and license to develop and commercialize Zensana within the United States and Canada. The technology licensed to us under the license agreement currently covers one United States issued patent, which expires in March 2022. In consideration for the license, we issued 73,121 shares of our common stock to NovaDel and have agreed to make double-digit royalty payments to NovaDel based on a percentage of “net sales” (as defined in the agreement).

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

As additional consideration for the sublicense, following regulatory approval of Zensana, Par is required to pay us an additional one-time payment of $6.0 million, of which $5.0 million is payable by us to NovaDel under our License Agreement with NovaDel. In addition, the Sublicense Agreement provides for an additional aggregate of $44.0 million in commercialization milestone payments based upon actual net sales of Zensana in the United States and Canada, which amounts are not subject to any corresponding obligations to NovaDel. We will also be entitled to royalty payments based on net sales of Zensana by Par or any of its affiliates in such territory, however, the amount of such royalty payments is generally equal to the same amount of royalties that we will owe NovaDel under the License Agreement, except to the extent that aggregate net sales of Zensana exceed a specified amount in the first 5 years following FDA approval of an NDA, in which case the royalty rate payable to us increases beyond its royalty obligation to NovaDel.

Lease Agreements. We entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where our executive offices are located. In May 2008, we and our sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. The total cash payments due for the duration of the sublease equaled approximately $0.9 million at December 31, 2008.

Employment Agreements. On June 6, 2008, we entered into a new employment agreement with our President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.8 million at December 31, 2008.

We entered into a written employment agreement with our Vice President and Chief Financial Officer on December 18, 2006. As amended on October 31, 2008, this agreement provides for an employment term that expires on October 31, 2009. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to less than $0.2 million at December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. See Note 5 Fair Value Measurements in the Notes to Unaudited Condensed Financial Statements herein.

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

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

ITEM 11.           EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides additional information on the Company's equity based compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of Outstanding options, warrants and Rights (a)	Weighted average exercise price of Outstanding options, warrants and rights (b)	Number of Securities Remaining available for future issuance (excluding Securities reflected in column (a) (c)

Equity compensation plans not approved by stockholders-outside any plan(1)	239,713	$0.65	N/A
Equity compensation plans approved by stockholders-2003 Plan(2)	410,497	3.53	730,893
Equity compensation plans approved by stockholders-2004 Plan(2)	3,820,661	2.34	2,711,743
Equity compensation plans approved by stockholders-2006 Employee Stock Purchase Plan (2)	N/A	$0.20	618,378
Total	4,470,871		4,061,014

(1)	Represents shares of common stock issuable outside of any stock option plan.
(2)
Represents shares issued under the Company's 2003 Stock Option Plan, or 2003 Plan, and 2004 Stock Incentive Plan, or 2004 Plan, and the 2006 Employee Stock Purchase Plan, or 2006 Plan. During 2004 the Company's Board of Directors adopted the 2004 Plan. During 2006, the Company’s Board of Directors adopted the 2006 Plan. See also Note 4 of the Company's audited financial statements as of and for the year ended December 31, 2008 included in this Annual Report.

Information in response to this Item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

4.8	Schedule of warrants issued on form of warrant attached as Exhibit 4.7 hereof (filed herewith).
4.9
Form of warrant issued to lenders in connection with October 30, 2007 Facility Agreement without anti-dilution provision (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-147485)).

4.10
Form of Promissory Note issued to lenders in connection with October 30, 2007 Facility Agreement. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2007).

10.1	Hana Biosciences, Inc. 2004 Stock Incentive Plan, as amended through June 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 27, 2007).*
10.2	Form of stock option agreement for use in connection with 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2006).*
10.3	2003 Stock Option Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix B of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).*
10.4	Summary terms of non-employee director compensation (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2007).*
10.5	2006 Employee Stock Purchase Plan of Hana Biosciences, Inc. (incorporated by reference to Appendix D of the Company's Definitive Proxy Statement on Schedule 14A filed April 7, 2006).*

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
10.11
Sublease Agreement dated May 31, 2006 between the Registrant and MJ Research Company, Inc., including amendment thereto dated May 31, 2006 (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

10.12	Research and License Agreement dated October 9, 2006 between the Registrant and Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University.+
10.13	Employment Agreement dated December 18, 2006 between Hana Biosciences, Inc. and John P. Iparraguirre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 19, 2006).*
10.14
Patent and Technology License Agreement dated February 14, 2000 (including amendment dated August 15, 2000) between the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and Hana Biosciences, Inc., as successor in interest to Inex Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007).+

10.15
Product Development and Commercialization Sublicense Agreement dated July 31, 2007 Among Hana Biosciences, Inc., Par Pharmaceuticals, Inc., and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2007).+

10.16
Amended and Restated License Agreement dated July 31, 2007 between Hana Biosciences, Inc. and NovaDel Pharma, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2007).+

10.17
Facility Agreement dated October 30, 2007 among Hana Biosciences, Inc., Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007).

10.18
Security Agreement dated October 30, 2007 between Hana Biosciences, Inc. in favor of Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 2007).

10.19
Separation and release agreement dated January 22, 2008 between Hana Biosciences, Inc. and Fred L. Vitale (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2008).*

10.20
Letter agreement dated March 16, 2008 between Hana Biosciences, Inc. and Anne E. Hagey, M.D. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2008).*

10.21	Employment Agreement by and between Hana Biosciences, Inc. and Steven R. Deitcher, dated June 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 11, 2008).
10.22
Second Amendment to Sublease Agreement dated May 19, 2008 by and between MJ Research Company and Hana Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2008).

10.23	Amendment No. 1 to Employment Agreement dated October 31, 2008 between Hana Biosciences, Inc. and John P. Iparraguirre (filed herewith).*
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Chief Executive Officer (filed herewith).
31.2	Certification of Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: March 30, 2009	By:	/s/ Steven R. D eitcher
Steven R. Deitcher, M.D
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

Signature	Title	Date

/s/ Steven R. D eitcher	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2009
Steven R. Deitcher

/s/ John P. I parraguirre	Vice President, Chief Financial Officer and Secretary Controller (principal financial officer)	March 30, 2009
John P. Iparraguirre

/s/ Tyler M. N ielsen	Controller (principal accounting officer)	March 30, 2009
Tyler M. Nielsen

	Director	March 30, 2009
Arie S. Belldegrun

/s/ Paul V. M aier	Director	March 30, 2009
Paul V. Maier

/s/ Leon E. R osenberg	Director	March 30, 2009
Leon E. Rosenberg

/s/ Michael W eiser	Director	March 30, 2009
Michael Weiser

/s/ linda (lyn) e. wiesinger	Director	March 30, 2009
Linda (Lyn) E. Wiesinger

Index to Financial Statements of
Hana Biosciences, Inc.

Audited Financial Statements:

Report of  Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Hana Biosciences, Inc.
South San Francisco, California

We have audited the accompanying balance sheets of Hana Biosciences, Inc. as of December 31, 2008 and 2007 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hana Biosciences, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

San Francisco, California
March 30, 2009

HANA BIOSCIENCES, INC.

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,999,080	$20,795,398
Available-for-sale securities	128,000	96,000
Prepaid expenses and other current assets	131,663	489,293
Total current assets	14,258,743	21,380,691

Property and equipment, net	400,168	432,529
Restricted cash	125,000	125,000
Debt issuance costs	1,361,356	1,423,380
Total assets	$16,145,267	$23,361,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,225,863	$4,098,039
Other short-term liabilities	61,341	13,919
Warrant liabilities, short-term	1,450,479
Total current liabilities	5,737,683	4,111,958
Notes payable, net of discount	16,851,541	2,025,624
Warrant liabilities, long-term	—	4,232,355
Other long-term liabilities	41,775	33,861
Total long term liabilities	18,343,795	6,291,840
Total liabilities	22,630,999	10,403,798
Commitments and contingencies (Notes 3 ,7, 11 and 12):

Stockholders' equity (deficit):
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,386,130 and 32,169,553 shares issued and outstanding at December 31, 2008 and 2007, respectively	32,386	32,170
Additional paid-in capital	104,431,469	101,843,390
Accumulated other comprehensive income (loss)	36,000	(104,000)
Deficit accumulated	(110,985,587)	(88,813,758)
Total stockholders' equity (deficit)	(6,485,732)	12,957,802
Total liabilities and stockholders' equity (deficit)	$16,145,267	$23,361,600

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2008	2007

License revenues	$—	$1,150,000
Operating expenses:
General and administrative	5,800,595	7,982,388
Research and development	18,426,757	21,293,297
Total operating expenses	24,227,352	29,275,685

Loss from operations	(24,227,352)	(28,125,685)

Other income (expense):
Interest income	336,968	1,222,206
Interest expense	(1,415,913)	(167,700)
Other income (expense), net	(130,622)	(505,688)
Change in fair market value of warrant liabilities	3,265,090	1,619,943

Total other income	2,055,523	2,168,761

Net loss	$(22,171,829)	$(25,956,924)
Net loss per share, basic and diluted	$(0.69)	$(0.85)
Weighted average shares used in computing net loss per share, basic and diluted	32,295,455	30,517,328

Comprehensive loss:
Net loss	$(22,171,829)	$(25,956,924)
Unrealized holdings gains (losses) arising during the period	32,000	(560,000)
Less: reclassification adjustment for losses included in net loss	108,000	436,000
Comprehensive loss	(22,031,829)	(26,080,924)

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Deficit accumulated	Total stockholders' equity (deficit)

Balance at January 1, 2007	29,210,627	29,211	93,177,445	20,000	(62,856,834)	30,369,822

Issuance of shares upon exercise of warrants, options and restricted stock	482,593	483	26,516	—	—	26,999

Shares returned	(73,121)	(73)	73	—	—	—

Stock-based compensation of employees amortized over vesting period of stock options	—	—	4,943,886	—	—	4,943,886

Share-based compensation to nonemployees for services	—	—	(150,165)	—	—	(150,165)

Issuance of shares under employee stock purchase plan	49,454	49	115,135	—	—	115,184

Repurchase of employee stock options	—	—	(117,000)	—	—	(117,000)

Sale of shares – Par Pharma	2,500,000	2,500	3,847,500	—	—	3,850,000

Unrealized loss on marketable securities	—	—	—	(124,000)	—	(124,000)

Net loss	—	—	—	—	(25,956,924)	(25,956,924)

HANA BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Deficit accumulated	Total stockholders' equity (deficit)
Balance at December 31, 2007	32,169,553	$32,170	$101,843,390	$(104,000)	$(88,813,758)	$12,957,802

Stock-based compensation of employees amortized over vesting period of stock options	—	—	2,410,396	—	—	2,410,396

Share-based compensation to nonemployees for services	—	—	(825)	—	—	(825)

Issuance of shares under employee stock purchase plan	82,168	82	53,642	—	—	53,724

Issuance of shares-partial consideration of license milestone	134,409	134	124,866	—	—	125,000

Unrealized gain on marketable securities	—	—	—	140,000	—	140,000

Net loss	—	—	—	—	(22,171,829)	(22,171,829)

Balance at December 31, 2008	32,386,130	$32,386	$104,431,469	$36,000	$(110,985,587)	$(6.485,732)

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(22,171,829)	$(25,956,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,446	169,949
Share-based compensation to employees for services	2,410,396	4,943,886
Share-based compensation to nonemployees for services	(825)	(150,165)
Amortization of discount and debt issuance costs	371,155	38,723
Loss on sale of capital assets	5,781	1,052
Realized loss on available for sale securities	108,000	436,000
Gain on warrant liability	(3,265,090)	(1,619,943)
Issuance of shares in partial consideration of milestone payment	125,000	—

Changes in operating assets and liabilities:
Increase(decrease) in prepaid expenses and other assets	357,630	7,225
Increase(decrease) in accounts payable	(1,225,014)	(1,057,217)
Increase(decrease) in accrued and other current liabilities	1,352,838	(779,742)
Net cash used in operating activities	(21,740,512)	(23,967,156)

Cash flows from investing activities:
Purchase of property and equipment	(73,823)	(131,298)
Purchase of marketable securities	—	(4,500,000)
Sale of marketable securities	—	9,975,000
Net cash provided by (used in) investing activities	(73,823)	5,343,702

Cash flows from financing activities:
Payments on capital leases	$(35,707)	$—
Proceeds from issuances of notes payable, net of cash issuance costs of $0 in 2008 and $1,084,181 in 2007	15,000,000	6,415,819
Repurchase of employee stock options	—	(117,000)
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	53,724	142,183
Proceeds from private placements of common stock, net	—	3,850,000
Net cash provided by financing activities	15,018,017	10,291,002

Net decrease in cash and cash equivalents	(6,796,318)	(8,332,452)
Cash and cash equivalents, beginning of year	20,795,398	29,127,850
Cash and cash equivalents, end of year	$13,999,080	$20,795,398
Supplemental disclosures of cash flow data:
Cash paid for interest	$566,426	$167,700
Supplemental disclosures of noncash financing activities:
Purchase of equipment through capital lease obligation	$91,043	$47,780

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

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

•
Menadione, a novel supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI) in the treatment of certain cancers.

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

BASIS OF PRESENTATION AND LIQUIDITY

The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the instructions to Form 10-K. In the opinion of the Company’s management, the audited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented herein.

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

As of December 31, 2008, the Company has a stockholder's deficit of approximately $6.5 million, and for the fiscal year ended December 31, 2008, the Company experienced a net loss of $22.2 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of December 31, 2008 the Company had available $14.1 million in cash and cash equivalents and available-for-sale securities from which to draw upon.  The Company will have an additional $5.0 million become available on April 30, 2009 pursuant to a loan facility.  Another $2.5 million will become available to the Company if it reaches a clinical development milestone pursuant to the same loan facility. See Note 3.

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company’s continued operations are entirely reliant upon obtaining additional capital. The Company will be unable to continue the progression of clinical compounds unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets. Based on the anticipated use of cash resources between $5.0 million and $6.0 million per quarter, including any milestones pursuant to the Company’s license agreements, the Company estimates that it will be able to continue with planned development activities into the second half of 2009.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to significantly curtail planned development to maintain operations through 2009 and beyond.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company's continued operations will depend on whether it is able to continue the progression of clinical compounds and obtain additional funding through equity or debt financings.  The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs.  The Company does not currently have sufficient capital resources to complete planned operations through 2009.  If the Company is unable to raise additional capital, it will likely be forced to curtail its desired development activities beyond the second half of 2009, which will delay the development of the Company's product candidates. There can be no assurance that such capital will be available to the Company on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly-liquid investments with a maturity of three months or less when acquired to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. All short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive loss.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company’s credit risk lies with the exposure to loss in the event of nonperformance by these financial institutions as balances on deposit exceed federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, and accounts payable. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s notes payable at December 31, 2008 is $10.4 million.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Tenant improvement costs are depreciated over the shorter of the life of the lease or their economic life, and equipment, computer software and furniture and fixtures are depreciated over three to five years.

DEBT ISSUANCE COSTS

As discussed in Note 3, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method.  If the commitment expires unexercised, the deferred fee is expensed immediately.

WARRANT LIABILITIES

On October 30, 2007, the Company entered into a loan facility agreement with certain affiliates of Deerfield Management (“Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates. Under the agreement, the Company may borrow from Deerfield up to an aggregate of $30 million, of which $20 million may be drawn down by the Company in as many as four installments every six months commencing October 30, 2007.  As additional consideration for the loan, the Company also issued to Deerfield warrants to purchase shares of the Company’s common stock at an exercise price of $1.31 per share.  The Company issued similar warrants to Deerfield on October 14, 2008 upon drawing down funds related to certain development milestones.  A certain portion of these warrants included an anti-dilution feature.  This feature requires that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under these series is automatically increased so that they always represent 17.625% of the Company’s then outstanding common stock.  Pursuant to the agreement, the Company also entered into a Registration Rights Agreement, so that Deerfield may sell their shares if the warrants are exercised.  These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and related interpretations.  Because the warrants are redeemable in the event of a change in control or if the Company’s shares become delisted, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability.  The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income (expense).

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

To date, the Company has only earned revenue from a non-refundable upfront payment pursuant to a sublicense agreement.

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

CLINICAL STUDY ACTIVITIES AND OTHER EXPENSES FROM THIRD-PARTY CONTRACT RESEARCH ORGANIZATIONS

A significant amount of the Company’s research and development activities related to clinical study activity are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. Expense incurred for these contracted activities are based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, the Company’s estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

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

COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at December 31, 2008 and 2007 upon exercise or conversion that were not included in the computation of net loss per share totaled 12,594,828 and  12,531,372, respectively.

SEGMENT REPORTING

The Company has determined that it currently operates in only one segment, which is the research and development of oncology therapeutics and supportive care for use in humans. All assets are located in the United States.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
On September 15, 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. Originally, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, we adopted SFAS No. 157 in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. See Note 5 Fair Value Measurements in the Notes to Financial Statements herein.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for existing instruments is not permitted. The Company does not believe that the pending adoption of EITF Issue No. 07-05 will have a material effect on the Company’s financial statements.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3.            FACILITY LOAN AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield has agreed to loan to us an aggregate principal amount of up to $30 million. Of the total $30 million funds committed pursuant to the loan agreement, $20 million is available for disbursement to us in four installments every six months commencing October 30, 2007.  As of December 31, 2008, we have drawn down $15 million pursuant to these funds.  The remaining $10 million available is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates, of which we have drawn down $7.5 million as of December 31, 2008. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and we must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.  Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. The effective interest rate on the $15 million notes payable for funds available on the six month installments, including discount on debt, is approximately 17.7%.  The effective interest rate on the $7.5 million notes payable related to the achievement of development milestones, including discount on debt, is approximately 11.6%.  As of December 31, 2008, we had accrued $0.5 million in interest payable that was paid in January 2009.

As additional consideration for the loan, on October 30, 2007, we issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of our common stock as reported on the Nasdaq Global Market on the issuance date. One series of such warrants initially represented the right to purchase 4,825,433 shares, which equaled 15% of our currently issued and outstanding shares of common stock as of October 30, 2007. These warrants contain an anti-dilution feature so that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock. The exercise price for any incremental shares that become purchasable due to this feature remains fixed at $1.31 per share (subject to adjustment for stock splits, combinations and similar events).  Pursuant to this anti-dilution feature and as a result of additional shares of our common stock that we issued following October 30, 2007, this series of warrants represented the right to purchase an aggregate of 4,857,919 shares of our common stock as of December 31, 2008. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. When the Company drew down the $7.5 million of funds conditioned upon the achievement of clinical development milestones relating to the Marqibo and Menadione programs on October 14, 2008, it was required to issue to Deerfield additional warrants to purchase up to an additional 2.625% of its then outstanding Common Stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007.  These warrants represented the right to purchase 850,136 shares of our common stock as of October 14, 2008 and December 31, 2008.  If the Company draws down the remaining funds conditioned upon the achievement of clinical development milestones, it will be required to issue to Deerfield additional warrants to purchase up to an additional 0.875% of its then outstanding Common Stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007 and October 14, 2008.

As of December 31, 2008, we had drawn down $22.5 million of the entire $30 million loan facility, which represented the entire amount available to us based on installments and clinical development milestones achieved related to the Marqibo and Menadione programs.

Fair Value of Warrants. The aggregate fair values of the warrant series issued upon execution of the loan agreement, under which an aggregate of the 5,225,433 shares of our common stock were issuable upon purchase, pursuant to the loan agreement was $5.9 million. $5.5 million of the total fair value, related to the warrant series to purchase an aggregate of 4,825,433 shares with an anti-dilution feature, was recorded as a discount to the note payable. The remaining $0.4 million fair value, relating to the additional warrant series to purchase an aggregate of 400,000 shares of common stock, was recorded as a debt issuance cost and is being amortized, using the interest method, over the life of the loan.   The aggregate fair values of the warrant series issued when we drew down the funds related to clinical development milestones, under which an aggregate of the 850,136 shares of our common stock were issuable upon purchase, pursuant to the loan agreement was $0.5 million, which was accounted for as a discount to the notes payable in the balance sheet.  Deerfield can elect a cashless exercise of any portion of shares outstanding in which case they would receive shares equal to the net settlement price on the date of exercise.  Additionally, pursuant to the loan agreement, Deerfield has certain registration rights and we would be obligated to make penalty payments to Deerfield in the event we were unable to maintain effective registration with the SEC.

The Company used a Black-Scholes-Merton option pricing model to obtain the fair value of these warrants.  In order to estimate the fair value of the anti-dilution feature, the Company estimated the number of additional shares potentially purchasable under the warrant agreement using weighted probability scenarios.  A summary of the assumptions used to estimate the fair value of the warrants issued pursuant to the execution of the loan agreement as well as the estimated additional shares purchasable under the warrants pursuant to the anti-dilution feature as of December 31, 2008 and December 31, 2007 is as follows:

	December 31	December 31
	2008	2007
Warrants
Risk-free interest rate	1.52%	4.10%
Expected life (in years)	4.83 - 5.79	5.83
Volatility	116.1%	67.2%
Dividend yield	0%	0%
Estimated fair value of shares issuable under warrants	$0.14 - $0.16	$0.62

Warrant liabilities. The fair value of the warrants issued pursuant to the loan agreement was recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Accordingly, we determined that the fair value of the warrants represented a liability because the warrants are redeemable in the event of a change in control or if the Company’s shares become delisted.  The fair value of the warrants is recalculated each reporting period with the change in value taken as income or expense in the “Statement of Operations.”  During 2008, we issued additional milestone warrants which included the anti-dilution feature.  These additional milestone warrants have the same accounting treatment as previous warrants issued to Deerfield and the fair value of the warrants was included as a discount to debt and as a warrant liability.

On March 5, 2009, we received notice that our common stock would be subject to delisting from the Nasdaq Capital Market as a result of a listing requirement deficiency, of which we were previously notified on November 19, 2008.  If our common stock is delisted from the Nasdaq Capital Market, we may be required to redeem the warrants we have issued to Deerfield pursuant to our October 2007 loan agreement.  Those warrants contain a provision that would require us to redeem the warrants, at Deerfield’s election, in the event our common stock is no longer listed on the Nasdaq or another national stock exchange.  The redemption price applicable to the warrants is based upon a Black-Scholes-Merton calculation, as specified in the warrant agreement.  As of December 31, 2008, the total redemption price that would be applicable to all of the warrants issued to Deerfield is approximately $1.5 million, which amount also approximates the fair value of the warrant liability.  We have classified an amount equal to the redemption price at December 31, 2008 as a short-term liability due to the potential risk that, due to our Nasdaq listing status, Deerfield will have the right to require redemption of these warrants within a one year period from December 31, 2008.  As the warrant redemption price is based on a Black-Scholes-Merton calculation, the fair value of this liability is highly dependant on the price of our common shares and the volatility of our stock.  If Deerfield elects redemption of these warrants, the actual redemption price may be materially different from the amount we have estimated on December 31, 2008.

A summary of the activity of the fair value of the warrant liability is as follows:

	Beginning Value of Warrant Liabilities	Liability Incurred for Warrants Issued Pursuant to the Deerfield Agreement	Realized Gain on Change in Fair Value of Warrant Liabilities	Ending Fair Value of Warrant Liabilities
2008	$4,232,355	$483,214	$(3,265,090)	$1,450,479

2007	$—	$5,852,298	$(1,619,943)	$4,232,355

Summary of Notes Payable. On November 1, 2007, the Company drew down $7.5 million of the $30.0 million in total loan proceeds available. On October 14, 2008 and November 12, 2008, the Company drew down an additional $12.5 million and $2.5 million, respectively.  The Company is not required to pay back any portion of the principal amount until October 30, 2013. Of the $12.5 million borrowed on October 14, 2008, $7.5 million related to development milestones the Company had previously achieved and was subsequently entitled to draw down additional funds pursuant to the Deerfield agreement.  These warrants contained an anti-dilution feature that provided Deerfield with the right to purchase shares of the Company’s common stock equal to 2.625% of the total shares outstanding.  Upon issuance of these shares, the fair value of the warrants was determined and included as additional discount on the debt to Deerfield.  Because the Company issued the warrants pursuant to the loan, the Company recognized a discount on the note.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the years ended December 31, 2008 and 2007:

	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 311,
2008

Notes payable	$7,500,000	$15,000,000	$—	$—	$22,500,000
Discount on debt	(5,474,376)	—	(483,214)	309,131	(5,648,459)
Carrying value	2,025,624				16,851,541

2007
Notes payable	$—	$7,500,000	$—	$—	$7,500,000
Discount on debt	—	—	(5,507,389)	33,013	(5,474,376)
Carrying value	$—				$2,025,624

1 As of December 31, 2008 and 2007, there was unallocated debt discount related to undrawn funds on the Deerfield loan facility of $1.4 million and $3.4 million, respectively.  We will not begin to amortize these amounts until the additional funds are drawn down.

A summary of the debt issuance costs and changes during the periods ending December 31, 2008 and 2007 is as follows:

	Deferred Transaction Costs on January 1,	Amortized Debt Issuance Costs	Carrying Value2

2008	$1,423,380	$(62,024)	$1,361,356

2007	$1,429,091	$(5,711)	$1,423,380

NOTE 4.            STOCKHOLDERS' EQUITY

Share Issuances. In September 2007, the Company issued 2,500,000 shares of common stock to Par Pharmaceuticals, Inc. in connection with a sublicense agreement.

In May 2008, the Company issued 134,409 shares as partial consideration of a milestone achieved under a license agreement for AECOM.

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

At December 31, 2008, there were a total of 730,893 shares available for grant under our 2003 Plan and 2,711,743 shares available for grant under our 2004 Stock Option Plans. Additionally, at December 31, 2008, there were 618,378 shares available for issuance related to the 2006 Plan, with an additional 65,054 issued in January 2009.

2 As of December 31, 2008 and 2007, there were unallocated deferred transaction costs relating to the undrawn portions of the Deerfield loan facility amounting to $0.4 million and $1.1 million, respectively.  We will not amortize these amounts until the additional funds are drawn down.

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

The following tables summarize information about the Company’s stock options outstanding at December 31, 2008 and changes in outstanding options in the two years then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding January 1, 2007	5,123,918	$4.27

Options granted	3,113,000	1.67
Options exercised	(226,830)	0.89		$307,163
Options cancelled	(2,720,050)	4.18
Outstanding December 31, 2007	5,290,038	$4.27

Options granted	760,500	0.89
Options exercised	—	—
Options cancelled	(1,579,667)	4.19
Outstanding December 31, 2008	4,470,871	$2.36	8.1	$12,125
Exercisable at December 31, 2008	2,131,872	$2.80	7.4	$11,915

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 1.35	2,413,048	$1.00	8.6 yrs	934,549	$1.00
$ 1.36 - $ 1.74	994,490	1.67	7.8 yrs	493,490	1.67
$ 1.75 - $ 4.97	315,000	4.06	7.2 yrs	263,333	4.22
$ 4.98 - $ 7.40	687,833	6.72	7.8 yrs	390,000	6.72
$ 7.41 - $ 10.98	60,500	9.40	4.6 yrs	50,500	9.44
$ 0.07 - $ 10.98	4,470,871	$2.36	8.1 yrs	2,131,872	$2.80

The weighted-average grant date fair value of options granted during the years 2008 and 2007 was $0.65 and $1.17, respectively. The total aggregate intrinsic value of stock options on the date of exercise during the year ended December 31, 2008 was approximately $12,000.  During the years ended December 31, 2008 and 2007, the Company recorded share-based compensation cost of $2.4 million and $4.8 million, respectively. As of December 31, 2008, the Company estimates that there is $2.1 million, in total, of unrecognized compensation costs related to non-vested stock option agreements, which is expected to be recognized over a weighted average period of 1.51 years. We expect our share-based compensation to decrease in 2009 as our stock price has continued to decrease compared to previous years.  Included in the stock-based compensation expense for the year ending December 31, 2008 is approximately $0.4 million of expense related to the correction of an error related to prior periods.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option-pricing model to determine the fair value of employee stock options granted during the year ended:

	December 31,
	2008	2007
Stock options
Risk-free interest rate	2.65%	4.5%
Expected life (in years)	5.5 - 6.0	5.5 - 6.0
Volatility	90%	80%
Dividend Yield	0%	0%
Employee stock purchase plan
Risk-free interest rate	0.27% - 2.63%	4.82% - 5.09%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	85% - 199%	55% - 103%
Dividend Yield	0%	0%

The Company's computation of expected volatility of stock options for the year ended December 31, 2008 is based on historical volatilities of peer companies. Peer companies' historical volatilities are used in the determination of expected volatility due to the short trading history of the Company's common stock, which is approximately four years as of December 31, 2008. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. For share-based compensation related to the Employee Stock Purchase Plan (the 2006 ESPP Plan), the Company used actual volatilities as the Company had sufficient historical data for the expected term used in the Black-Scholes-Merton calculation. To determine the expected term of the Company's employee stock options granted in fiscal 2008 and 2007, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107. This approach resulted in expected terms of 5.5 to 6 years for options granted during the year ended December 31, 2008. The interest rate for periods within the contractual life of the award is approximated based on the U.S. Treasury yield curve in effect at the time of grant.

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

Through December 31, 2008, the Company had issued 131,622 shares under the 2006 Plan with an additional 65,054 issued in January 2009. For both the years ended December 31, 2008 and 2007, the total stock-based compensation expense recognized related to the 2006 Plan under SFAS No. 123(R) was approximately $0.1 million.

Warrants. As of December 31, 2008, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expired in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April of 2010.  Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October of 2010.  Additionally, the Company has issued warrants to acquire 6,108,055 shares of common stock to Deerfield in accordance with the Company’s October 2007 loan agreement.  Certain of these warrants contain an anti-dilution feature that automatically increases the number of shares purchasable so that they always represent 17.625% of the Company’s then outstanding common stock.  The majority of the warrants issued to Deerfield expire in October 2013 with a smaller portion expiring in October 2014.  The following table summarizes the warrants outstanding as of December 31, 2008 and the changes in outstanding warrants in the year then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2007	2,015,901	$3.41
Warrants granted	5,225,433	1.31
Warrants cancelled	—	—
Warrants outstanding December 31, 2007	7,241,334	1.90
Warrants granted	882,622	1.31
Warrants cancelled	—	—
Warrants outstanding December 31, 2008	8,123,956	$1.83

NOTE 5.            FAIR VALUE MEASUREMENTS

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

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total
Money market funds	$13,671,135	$—	$—	$13,671,135
Available-for-sale equity securities	128,000	—	—	128,000
Total	$13,799,135	$—	$—	$13,799,135

Liabilities	Level 1	Level 2	Level 3	Total
Warrant liabilities	—	—	$1,450,479	$1,450,479
Total	$—	$—	$1,450,479	$1,450,479

NOTE 6.            SHORT-TERM INVESTMENTS

On December 31, 2008, the Company had $128,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement originally entered into in October 2004.

During 2008, the Company recorded realized losses of $108,000 and unrealized gains of $140,000.  The Company recorded realized losses in 2008, as the decline in value of the shares, in the opinion of management, was considered other-than-temporary. The following table summarizes the NovaDel shares classified as available-for-sale securities during the year 2008 and 2007:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

Year ended December 31, 2007	$656,000	$(124,000)	$(436,000)	$96,000

Year ended December 31, 2008	$96,000	$140,000	$(108,000)	$128,000

NOTE 7.            LICENSE AGREEMENTS

Tekmira License Agreement.   In May 2006, The Company entered into a series of related agreements with Tekmira Pharmaceuticals Corporation. Pursuant to a license agreement with Tekmira, as amended in April 2007, the Company received an exclusive, worldwide license to patents, technology and other intellectual property relating to its Marqibo, Alocrest and Brakiva product candidates.

In consideration for the rights and assets acquired from Tekmira, we paid to Tekmira aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of our common stock. We also agreed to pay to Tekmira royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $30.5 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, we have achieved two development milestones related to our Tekmira product candidates for which we have paid or will pay a total of $1.5 million to Tekmira.

Menadione License Agreement. In October 2006, the Company entered into a license agreement with the Albert Einstein’s College of Medicine (AECOM). In consideration for the license, we agreed to issue the college $0.2 million of our common stock.  We also made a cash payment within 30 days of signing the agreement and we agreed to pay annual maintenance fees. Further, we agreed to make milestone payments in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement, of which we have achieved one milestone and have paid AECOM total consideration of $0.3 million. We may also make annual maintenance fees as part of the agreement. We also agreed to make royalty payments to the College on net sales of any products covered by a claim in any licensed patent.

Zensana License. On July 31, 2007, the Company (as sublicensor) entered into a sublicense agreement with Par Pharmaceutical, Inc. and NovaDel, pursuant to which the Company granted to Par and its affiliates, and NovaDel consented to such grant, a royalty-bearing exclusive right and license to develop and commercialize Zensana within the United States and Canada. The Company previously had acquired such exclusive, sublicensable rights from NovaDel and commenced development of Zensana™, a pharmaceutical product that contains ondansetron, pursuant to a License Agreement with NovaDel dated October 24, 2004, as amended. As agreed by the Company and NovaDel, Par assumed primary responsibility for the development, regulatory approval by the FDA, and sales and marketing of Zensana.

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

NOTE 8.            PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2008	2007
Property and equipment:
Furniture & fixtures	$35,813	$35,813
Computer hardware	266,451	272,587
Computer software	231,907	110,221
Manufacturing equipment	163,836	163,836
Tenant improvements	144,340	144,340
	842,347	726,797
Less accumulated depreciation	(442,179)	(294,268)
Property and equipment, net	$400,168	$432,529

For the years ended December 31, 2008 and 2007, depreciation expense was $191,446 and $169,949, respectively.

NOTE 9.            ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

	2008	2007
Trade accounts payable	$457,725	$1,682,739
Clinical research and other development related costs	2,554,374	1,156,011
Accrued personnel related expenses	549,469	763,050
Interest payable	478,332	—
Accrued other expenses	185,963	496,239
Total	$4,225,863	$4,098,039

NOTE 10.          INCOME TAXES

There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2008 and 2007 because of the Company’s operating losses.

The components of deferred tax assets (there were no deferred tax liabilities) as of December 31, 2008 and 2007 are as follows:

Deferred tax assets consist of the following (in thousands):	December 31,
Deferred tax assets:	2008	2007
Net operating loss carryforwards	$17,364	$11,570
Research and development credit	3,387	1,371
Basis difference in capitalized assets	18,193	15,861
Stock-based compensation	6,885	5,997
Accruals and reserves	484	119
Total deferred tax asset	46,313	34,918
Less valuation allowance	(46,313)	(34,918)
Net deferred tax asset	$—	$—

A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	For the Years Ended,
	December 31, 2008	December 31, 2007
Footnote Disclosure:
Tax at Federal Statutory Rate	34.0%	34.0%
State Taxes, Net of Federal Benefit	5.8%	5.8%
Permanent Book/Tax Differences	5.8%	-2.1%
Prior Year True-ups	3.8%	7.5%
NOLs Adjusted for Sec. 382 limitation	-8.8%	-9.7%
R&D Credit Adjustments	1.5%	-7.4%
Current Year R&D Credit	9.3%	2.9%
Change in Valuation Allowance	-51.4%	-31.0%
Provision (Benefit) for Taxes	0.0%	0.0%

On July 21, 2004 and July 31, 2007, the Company experienced ownership changes as defined by section 382 of the Internal Revenue Code.  Sections 382 and 383 establish an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards. As such, the Company has derecognized deferred tax assets related to net operating losses of $3.3 million and $1.2 million for federal and state purposes, respectively, through December 31, 2008.  Additionally, the Company has limited the amount of deferred tax asset related to its federal R&D credit carryforward by $1.2 million.  State R&D credits have an indefinite carryover period, and thus are not limited.  The remaining balance of the pre-ownership net operating loss and credit carryforwards at December 31, 2008 will be available to reduce taxable income generated subsequent to 2008.

At December 31, 2008, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $45.0 million and $33.0 million, respectively. The net operating loss carryforwards expire in various amounts for federal tax purposes from 2022 through 2028 and for state tax purposes from 2016 through 2019.   At December 31, 2008, the Company also had research and development credit carryforwards of approximately $0.5 and $1.4 million for federal and state tax reporting purposes, and orphan drug credit carryfowards of approximately $1.4 million for federal purposes. The research and development credit carryforwards expire in various amounts, for federal purposes, from 2027 through 2028 and carryforward indefinitely for state purposes. The orphan drug credit carry forward expires in 2028 for federal purposes.

Management maintains a valuation allowance for its deductible temporary differences (i.e. deferred tax assets) when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced. The Company’s valuation allowance increased by $11.4 million and $8.1 million in the years ended December 31, 2008 and 2007, respectively.

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The cumulative effect of adopting FIN No. 48 resulted in no adjustment to retained earnings as of January 1, 2007.  A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

Unrecognized Tax Benefits (in thousands)	2008	2007
Balance as of January 1,	$764	$217
Additions for current year tax positions	155	547
Reductions for current year tax positions	-	-
Additions for prior year tax positions	-	-
Reductions for prior year tax positions	(482)	-
Settlements	-	-
Reductions related to expirations of statute of limitations	-	-
Balance as of December 31,	$437	$764

None of the unrecognized tax benefits as of December 31, 2008 would affect the Company’s effective tax rate if recognized. As the Company would currently need to increase their valuation allowance for any additional amounts benefited, the effective rate would not be impacted until the valuation allowance was removed.

Penalties and interest expense related to income taxes are included as a component of other expense and interest expense, respectively, if they are incurred.  For the years ended December 31, 2008 and 2007, no penalties or interest expense related to income tax positions were recognized.  As of December 31, 2008 and 2007, no penalties or interest related to income tax positions were accrued.  The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly in the next twelve months.

The Company is subject to federal and California state income tax. As of December 31, 2008, the Company’s federal returns for the years ended 2005 through the current period and state returns for the years ended 2004 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

NOTE 11.          COMMITMENTS AND CONTINGENCIES

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. The total cash payments due for the duration of the sublease equaled approximately $0.9 million at December 31, 2008, including $0.6 million in 2009 and $0.3 million in 2010.

Approximate expenses associated with operating leases were as follows:

	Years Ended December 31,
	2008	2007
Rent expense	$598,000	$575,000

Employment Agreements. On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.8 million at December 31, 2008.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. As amended on October 31, 2008, this agreement provides for an employment term that expires on October 31, 2009. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to less than $0.2 million at December 31, 2008.

NOTE 12.          401(K) SAVINGS PLAN

During 2004, the Company adopted a 401(k) Plan (the “401(k) Plan”) for the benefit of its employees. The Company elects to match contributions to the 401(k) Plan equal to 100% of the first 5% of wages deferred by each participating employee. During 2008 and 2007, the Company incurred total charges of approximately $225,000 and $180,000, respectively, for employer matching contributions.

NOTE 13.          RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement. The sublease required the Company to issue a security deposit in the amount of $125,000. To satisfy this obligation the Company opened a $125,000 letter of credit, with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to fund the letter of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with its financial institution. This compensating balance for the line of credit will be restricted for the entire period of the sublease or at least until May 2010.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Index to Exhibits Filed with this Report

Exhibit No.	Description
4.8	Schedule of warrants issued on form of warrant attached as Exhibit 4.7 hereof.
10.23	Amendment No. 1 to Employment Agreement dated October 31, 2008 between Hana Biosciences, Inc. and John P. Iparraguirre.*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.