Form 10-Q
period 2009-03-31
Hana Biosciences Inc
filed 2009-05-15
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of May 13, 2009, there were 32,451,184 shares of the registrant's common stock, $.001 par value, outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,479,637	$13,999,080
Available-for-sale securities	96,000	128,000
Prepaid expenses and other current assets	132,423	131,663
Total current assets	8,708,060	14,258,743

Property and equipment, net	359,157	400,168
Restricted cash	125,000	125,000
Debt issuance costs	1,328,662	1,361,356
Total assets	$10,520,879	$16,145,267

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,393,265	$4,225,863
Other short-term liabilities	62,947	61,341
Warrant liabilities, short-term	786,419	1,450,479
Total current liabilities	5,242,631	5,737,683
Notes payable, net of discount	16,995,655	16,851,541
Other long-term liabilities	33,606	41,775
Total long term liabilities	17,029,261	16,893,316
Total liabilities	22,271,892	22,630,999
Commitments and contingencies (Notes 4, 9 and 10):

Stockholders' deficit:
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,451,184 and 32,386,130 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	32,451	32,386
Additional paid-in capital	104,824,478	104,431,469
Accumulated other comprehensive income	4,000	36,000
Accumulated deficit	(116,611,942)	(110,985,587)
Total stockholders' deficit	(11,751,013)	(6,485,732)
Total liabilities and stockholders' deficit	$10,520,879	$16,145,267

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Operating expenses:
General and administrative	$1,107,889	$1,900,920
Research and development	4,462,194	4,264,332
Total operating expenses	5,570,083	6,165,252

Loss from operations	(5,570,083)	(6,165,252)

Other income (expense):
Interest income	11,582	170,908
Interest expense	(727,007)	(249,164)
Other expense, net	(4,907)	(6,062)
Change in fair market value of warrant liabilities	664,060	(9,930)

Total other expense	(56,272)	(94,248)

Net loss	$(5,626,355)	$(6,259,500)
Net loss per share, basic and diluted	$(0.17)	$(0.19)
Weighted average shares used in computing net loss per share, basic and diluted	32,449,739	32,181,275

Comprehensive loss:
Net loss	$(5,626,355)	$(6,259,500)
Unrealized holding (losses) gains arising during the period	(32,000)	24,000

Comprehensive loss	$(5,658,355)	$(6,235,500)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

Period from January 1, 2009 to March 31, 2009

	Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	deficit
Balance at January 1, 2009	32,386,130	$32,386	$104,431,469	$36,000	$(110,985,587)	$(6,485,732)
Share-based compensation of employees amortized over vesting period of stock options			379,803			379,803
Issuance of shares under employee stock purchase plan	65,054	65	13,206			13,271
Unrealized loss on available-for-sale securities				(32,000)		(32,000)
Net loss					(5,626,355)	(5,626,355)

Balance at March 31, 2009	32,451,184	$32,451	$104,824,478	$4,000	$(116,611,942)	$(11,751,013)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,626,355)	$(6,259,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,906	43,572
Share-based compensation of employees for services	379,803	518,269
Amortization of discount and debt issuance costs	176,808	63,783
Unrealized (gain) loss on derivative liability	(664,060)	9,930

Changes in operating assets and liabilities:
(Increase)decrease in prepaid expenses and other assets	(760)	64,558
Increase(decrease) in accrued and other current liabilities	167,402	(1,253,936)
Net cash used in operating activities	(5,516,256)	(6,813,324)

Cash flows from investing activities:
Purchase of property and equipment	—	(43,458)
Net cash used in investing activities	—	(43,458)

Cash flows from financing activities:
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	13,271	10,680
Payments on notes payable and capital leases	(16,458)	(3,313)
Proceeds from lease agreement for equipment	—	—
Net cash provided by (used in) financing activities	(3,187)	7,367

Net decrease in cash and cash equivalents	(5,519,443)	(6,849,415)
Cash and cash equivalents, beginning of period	13,999,080	20,795,398
Cash and cash equivalents, end of period	$8,479,637	$13,945,983
Supplemental disclosures of cash flow data:
Cash paid for interest	$482,057	$186,332
Supplemental disclosures of noncash financing activities:
Unrealized (loss) gain on available-for-sale securities	$(32,000)	$24,000
Equipment purchases financed through capital lease	$9,895	$—

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS

Hana Biosciences, Inc. (“Hana,” “we” or the “Company”) is a South San Francisco, California-based biopharmaceutical company dedicated to developing and commercializing new and differentiated cancer therapies designed to improve and enable current standards of care. Our two lead product candidates target large markets and are in pivotal and/or proof-of-concept clinical trials. We are developing Marqibo ® for the treatment of acute lymphoblastic leukemia and lymphomas. Menadione topical lotion is a first-in-class compound that we are developing for the potential prevention and/or treatment of skin toxicity associated with epidermal growth factor receptor inhibitors. We have additional pipeline opportunities that, like Marqibo, we believe may improve delivery and enhance the therapeutic benefits of well characterized, proven chemotherapies and enable high potency dosing without increased toxicity.

Our product candidates consist of the following:

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia (ALL) and metastatic uveal melanoma.

•
Menadione, a novel supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI) in the treatment of certain cancers.

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

BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented herein. These interim financial results are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009 or any subsequent interim period.

As of March 31, 2009, the Company has an accumulated deficit of approximately $116.6 million, and for the three months ended March 31, 2009, the Company experienced a net loss of $5.6 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of March 31, 2009, the Company had available $8.6 million in cash and cash equivalents and available-for-sale securities from which to draw upon.  An additional $5.0 million became available on April 30, 2009 pursuant to a loan facility.  Another $2.5 million will become available to the Company if it reaches a clinical development milestone pursuant to the same loan facility. See Note 4.

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at March 31, 2009 and 2008 upon exercise or conversion that were not included in the computation of net loss per share totaled 13,533,200 and 12,128,150, respectively.

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

Debt Issuance Costs

As discussed in Note 4, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method.  If the commitment expires unexercised, the deferred fee is expensed immediately.

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not own subsidiaries and as such, adoption of SFAS No. 160 had no impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” as an amendment to SFAS No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (the Company’s 2009 fiscal year), and interim periods within beginning after that date. The adoption of SFAS 161 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF Issue No. 07-05 did not have a material effect on the Company’s financial statements.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4.  FACILITY LOAN AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield has agreed to loan to us an aggregate principal amount of up to $30 million. Of the total $30 million funds committed pursuant to the loan agreement, $20 million is available for disbursement to us in four installments every six months commencing October 30, 2007.  As of March 31, 2009, we have drawn down $15 million pursuant to these funds.  The remaining $10 million is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates, of which we have drawn down $7.5 million as of March 31, 2009. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and we must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.  Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. The effective interest rate on the $15 million notes payable for funds available on the six month installments, including discount on debt, is approximately 17.7%.  The effective interest rate on the $7.5 million notes payable related to the achievement of development milestones, including discount on debt, is approximately 11.6%.  As of March 31, 2009, we had accrued $0.5 million in interest payable that was paid in April 2009.

As additional consideration for the loan, on October 30, 2007, we issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of our common stock as reported on the Nasdaq Global Market on the issuance date. One series of such warrants initially represented the right to purchase 4,825,433 shares, which equaled 15% of our currently issued and outstanding shares of common stock as of October 30, 2007. These warrants contain an anti-dilution feature so that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock. The exercise price for any incremental shares that become purchasable due to this feature remains fixed at $1.31 per share (subject to adjustment for stock splits, combinations and similar events).  Pursuant to this anti-dilution feature and as a result of additional shares of our common stock that we issued following October 30, 2007, this series of warrants represented the right to purchase an aggregate of 4,867,678 shares of our common stock as of March 31, 2009. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. When the Company drew down the $7.5 million of funds conditioned upon the achievement of clinical development milestones relating to the Marqibo and Menadione programs on October 14, 2008, it was required to issue to Deerfield additional warrants to purchase up to an additional 2.625% of its then outstanding Common Stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007.  These warrants represented the right to purchase 851,844 shares of our common stock as of March 31, 2009.  If the Company draws down the remaining funds conditioned upon the achievement of clinical development milestones, it will be required to issue to Deerfield additional warrants to purchase up to an additional 0.875% of its then outstanding Common Stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007 and October 14, 2008.

As of March 31, 2009, we had drawn down $22.5 million of the entire $30 million loan facility, which represented the entire amount available to us based on installments and clinical development milestones achieved related to the Marqibo and Menadione programs.

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

The Company used a Black-Scholes-Merton option pricing model to obtain the fair value of these warrants.  In order to estimate the fair value of the anti-dilution feature, the Company estimated the number of additional shares potentially purchasable under the warrant agreement using weighted probability scenarios.  A summary of the assumptions used to estimate the fair value of the warrants issued pursuant to the execution of the loan agreement as well as the estimated additional shares purchasable under the warrants pursuant to the anti-dilution feature as of March 31, 2009 and December 31, 2008 is as follows:

	March 31	December 31
	2009	2008
Warrants
Risk-free interest rate	1.67%	1.52%
Expected life (in years)	4.59 - 5.54	4.83 - 5.79
Volatility	116%	116.1%
Dividend yield	0%	0%
Estimated fair value of shares issuable under warrants	$0.07-0.08	$0.14 - $0.16

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 5, 2009, we received notice that our common stock would be subject to delisting from the Nasdaq Capital Market as a result of a listing requirement deficiency, of which we were previously notified on November 19, 2008.  If our common stock is delisted from the Nasdaq Capital Market, we may be required to redeem the warrants we have issued to Deerfield pursuant to our October 2007 loan agreement.  Those warrants contain a provision that would require us to redeem the warrants, at Deerfield’ s election, in the event our common stock is no longer listed on the Nasdaq or another national stock exchange.  The redemption price applicable to the warrants is based upon a Black-Scholes-Merton calculation, as specified in the warrant agreement.  As of March 31, 2009, the total redemption price that would be applicable to all of the warrants issued to Deerfield is approximately $0.8 million, which amount also approximates the fair value of the warrant liability.  We have classified an amount equal to the redemption price at March 31, 2009 as a short-term liability due to the potential risk that, due to our Nasdaq listing status, Deerfield will have the right to require redemption of these warrants within a one year period from March 31, 2009.  As the warrant redemption price is based on a Black-Scholes-Merton calculation, the fair value of this liability is highly dependent on the price of our common shares and the volatility of our stock.  If Deerfield elects redemption of these warrants, the actual redemption price may be materially different from the amount we have estimated on March 31, 2009.

A summary of the activity of the fair value of the warrant liability is as follows:

	Beginning Value of Warrant Liabilities	Liability Incurred for Warrants Issued Pursuant to the Deerfield Agreement	Realized (Gain)/Loss on Change in Fair Value of Warrant Liabilities	Ending Fair Value of Warrant Liabilities
3 months ended March 31, 2009	$1,450,479	$—	$(664,060)	$786,419

3 months ended March 31, 2008	$4,232,355	$—	$9,930	$4,242,285

Summary of Notes Payable. On November 1, 2007, the Company drew down $7.5 million of the $30.0 million in total loan proceeds available. On October 14, 2008 and November 12, 2008, the Company drew down an additional $12.5 million and $2.5 million, respectively.  The Company is not required to pay back any portion of the principal amount until October 30, 2013. Of the $12.5 million borrowed on October 14, 2008, $7.5 million related to development milestones the Company had previously achieved and was subsequently entitled to draw down additional funds pursuant to the Deerfield agreement.  These warrants contained an anti-dilution feature that provided Deerfield with the right to purchase shares of the Company’s common stock equal to 2.625% of the total shares outstanding.  Upon issuance of these shares, the fair value of the warrants was determined and included as additional discount on the debt to Deerfield.  Because the Company issued the warrants pursuant to the loan, the Company recognized a discount on the note.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the three months ended March 31, 2009 and 2008:

	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at March 31,
2009

Notes payable	$22,500,000	$—	$—	$—	$22,500,000
Discount on debt	(5,648,459)	—	—	144,114	(5,504,345)
Carrying value	$16,851,541				$16,995,655

2008
Notes payable	$7,500,000	$—	$—	$—	$7,500,000
Discount on debt	(5,474,376)	—	—	54,346	(5,420,000)
Carrying value	$2,025,624				$2,080,000

A summary of the debt issuance costs and changes during the periods ending March 31, 2009 and 2008 is as follows:

	Deferred Transaction Costs on January 1,	Amortized Debt Issuance Costs	Deferred Transaction Costs on March 1,

2009	$1,361,356	$(32,694)	$1,328,662

2008	$1,423,380	$(9,407)	$1,413,973

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. STOCKHOLDERS' DEFICIT

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

The Company also has adopted the 2006 Employee Stock Purchase Plan (the “2006 Plan”) under which the Company's eligible employees may purchase shares of the Company’s common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock.

Stock Options. The following table summarizes information about stock options outstanding at March 31, 2009 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	4,470,871	$2.36
Options granted	1,225,000	0.14
Options cancelled	(39,166)	1.55
Options exercised	—	—
Outstanding March 31, 2009	5,656,705	1.88	8.31	$4,865
Exercisable at March 31, 2009	2,331,533	$3.00	7.19	$4,865

Total share-based compensation expense was approximately $0.3 million and $0.5 million related to employee stock options recognized in the operating results for the three months ended March 31, 2009 and 2008, respectively.

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 0.14	1,255,505	$0.14	9.6 yrs	70,505	$0.07
$ 0.21 - $ 1.18	2,251,044	1.00	8.6 yrs	797,544	1.02
$ 1.33 - $ 2.41	1,180,156	1.69	7.5 yrs	662,488	1.68
$ 4.51 - $ 10.98	970,000	6.44	7.1 yrs	800,996	6.31
$0.07 - $10.98	5,656,705	$1.88	8.3 yrs	2,331,533	$3.00

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

Through March 31, 2009, we have issued 198,676 shares under the 2006 Plan. For the three months ended March 31, 2009 and 2008, the total share-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $43,000 and $50,000, respectively.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Employee stock options
Risk-free interest rate	1.90%	2.65%
Expected life (in years)	5.5 – 6.0	5.5 – 6.0
Volatility	0.95	0.9
Dividend Yield	—%	—%
Employee stock purchase plan
Risk-free interest rate	0.27 – 0.76%	3.05 – 3.49%
Expected life (in years)	0.5 - 2	0.5 - 2
Volatility	1.30 – 1.99	0.75 – 0.8
Dividend Yield	—%	—%

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We estimate the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of three companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage as well as our own historical data. As we have so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), we used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007.  However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances, which we will continue to use as we do not have sufficient historical data to estimate the expected term of share-based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 22% annually of our stock options awarded will be forfeited.

Warrants . As of March 31, 2009, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expired in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April 2010. Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October 2010.  Additionally, the Company has issued warrants to acquire 6,119,521 shares of common stock to Deerfield in accordance with the Company’s October 2007 loan agreement.  Certain of these warrants contain an anti-dilution feature that automatically increases the number of shares purchasable so that they always represent 17.625% of the Company’s then outstanding common stock.  The majority of the warrants issued to Deerfield expire in October 2013 with a smaller portion expiring in October 2014.  The following table summarizes the warrants outstanding as of March 31, 2009 and the changes in outstanding warrants in the period then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2009	8,123,956	$1.83
Warrants granted	11,466	1.31
Warrants cancelled	(258,927)	1.85
Warrants outstanding March 31, 2009	7,876,495	$1.83

NOTE 6. FAIR VALUE MEASUREMENTS

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

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2009:

Assets	Level 1	Level 2	Level 3	Total
Money market funds	$69,031	$—	$—	$69,031
Available-for-sale equity securities	96,000	—	—	96,000
Total	$165,031	$—	$—	$165,031

Liabilities	Level 1	Level 2	Level 3	Total
Warrant liabilities	—	—	$786,419	$786,419
Total	$—	$—	$786,419	$786,419

NOTE 7. AVAILABLE-FOR-SALE SECURITIES

On March 31, 2009, the Company had $96,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement.

During the three months ended March 31, 2009, the Company recorded an unrealized loss of $32,000, compared to an unrealized gain of $24,000 for the three months ended March 31, 2008.  The following table summarizes the NovaDel shares classified as available-for-sale securities during the three months ended March 31, 2009 and 2008:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

Three months ended March 31, 2009	$128,000	$(32,000)	$—	$96,000

Three months ended March 31, 2008	$96,000	$24,000	$—	$120,000

HANA BIOSCIENCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Trade accounts payable	$1,079,518	$457,725
Clinical research and other development related costs	2,336,794	2,554,374
Accrued personnel related expenses	218,374	549,469
Interest payable	546,473	478,332
Accrued other expenses	212,106	185,963
Total	$4,393,265	$4,225,863

NOTE 9. COMMITMENTS

Employment Agreements.  On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.7 million at March 31, 2009.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. As amended on October 31, 2008, this agreement provides for an employment term that expires on October 31, 2009. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.1 million at March 31, 2009.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. The total cash payments due for the duration of the sublease equaled approximately $0.7 million at March 31, 2009.

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

NOTE 11. SUBSEQUENT EVENT

On May 11, 2009, the Company requested an additional $5.0 million of funds pursuant to its loan agreement with Deerfield. These funds were available as an installment of the loan that became available on April 30, 2009.  Pursuant to the agreement, these funds are to be remitted to the Company within 15 days of the request.  See Note 4.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2008 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

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

•
Menadione, a novel supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI), a type of anti-cancer agent used in the treatment of certain cancers.

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

While expenditures on current and future clinical development programs are expected to be substantial, particularly in light of our available resources, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our drug candidates; and

•	the costs, requirements, timing of, and the ability to secure regulatory approvals.

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

Share Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. We adopted SFAS No. 123R using the modified prospective method for share-based awards granted after we became a public entity and the prospective method for share-based awards granted prior to the time we became a public entity.  As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage as well as our historical data.  We use the “simplified method” for determining the expected life of the options granted as permitted under the SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances.  SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 22% annually of our stock options awarded will be forfeited.

See Note 5 of our unaudited financial statements included elsewhere in this Form 10-Q report for further information regarding the SFAS No. 123R disclosures.

Warrant Liabilities

On October 30, 2007, we entered into a loan facility agreement with certain affiliates of Deerfield Management (“Deerfield”).  As partial consideration for the loan, we also issued to Deerfield certain warrants to purchase shares of our common stock.  Certain of these warrants include an anti-dilution feature.  This feature requires that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent a fixed percentage of our then outstanding common stock.  Because the warrants are redeemable if certain events occur, we record the fair value of the warrants as a liability. We update our estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as an increase or decrease of interest expense.  See Note 4 of our unaudited financial statements included elsewhere in this Form 10-Q report for further information regarding the warrant liabilities.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not own subsidiaries and as such, adoption of SFAS No. 160 had no impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” as an amendment to SFAS No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (the Company’s 2009 fiscal year), and interim periods within beginning after that date. The adoption of SFAS 161 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF Issue No. 07-05 did not have a material effect on the Company’s financial statements.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

General and administrative expenses. For the three months ended March 31, 2009, general and administrative, or G&A, expense was $1.1 million, as compared to $1.9 million for the three months ended March 31, 2008.  The decrease of $0.8 million is due to decreased personnel related expenses of $0.4 million, decreased costs for outside services and professional services of $0.3 million and decreased allocable expenses of $0.1 million.

The $0.4 million decrease in employee-related expenses includes:

•
a decrease of $0.3 million in employee related share-based compensation expense due to decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price and

•	a decrease of $0.1 million in salary and benefits, due mainly to the reduction in headcount and decreased compensation measures.

The $0.3 million decrease in outside services and professional fees includes:

•	a decrease of $0.2 million in market research on our leading product candidates and

•	a decrease of $0.1 million in legal, accounting and other consulting fees.

The $0.1 million decrease of allocable expenses is mainly a result of cost reduction measures undertaken by the Company to decelerate our cash burn.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended March 31, 2009 and 2008.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2009	2008	Annual % Change
Marqibo	$1,221	$878	39%
Menadione	431	349	23%
Brakiva	136	576	-76%
Alocrest	(13)	305	N/A
Discontinued/out-licensed product candidates	5	8	-38%
Total third party costs	823	483	70%
Allocable costs and overhead	305	412	-26%
Personnel related expense	1,349	1,174	15%
Share-based compensation expense	205	79	159%
Total research and development expense	$4,462	$4,264	5%

Marqibo.   In the three months ended March 31, 2009, we continued enrollment in our Phase 2, registration-enabling, open-label trial in relapsed adult ALL and our pilot Phase 2 trial in metastic uveal melanoma. We plan to finish enrollment in both of these trials by mid-2009.  We plan to initiate a confirmatory trial in the first half of 2010 and we also intend to seek limited approval in the ALL indication in early 2010, pending the results of our Phase 2 study in relapsed adult ALL.  We expect to spend approximately $6.7 million on external project costs relating to Marqibo in 2009, including the amounts expended in the first quarter of 2009. We estimate that we will need to expend at least an additional aggregate of approximately $45 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  Through of March 31, 2009, we have spent approximately $9.6 million on the development of Marqibo.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

Menadione. In the three months ended March 31, 2009, we continued enrollment in our Phase 1 clinical trials in Menadione in cancer patients.  We completed the healthy volunteer trial in late 2008 and plan to complete the trial in cancer patients by mid-2009.  We plan to initiate a Phase 2 clinical trial in cancer patients in mid 2009.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. Including the amounts expended in the first quarter of 2009, we expect to spend approximately $3.2 million on external project costs relating to Menadione in 2009, and we estimate that we will need to expend at least an aggregate of approximately $40 million of additional funds in order for us to obtain full FDA approval for Menadione, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  Through of March 31, 2009, we have spent approximately $6.1 million on the development of Menadione.  We expect that it will take approximately two to three years until we will have completed development and obtained FDA approval, if ever.

Brakiva.   We initiated a Phase 1 clinical trial in November 2008 and continued enrollment in the three months ended March 31, 2009. We plan to complete enrollment in this clinical trial in 2009 and expect that we will expend approximately $0.5 million in 2009, including the amounts expended in the first quarter of 2009.  We are exploring options for further development of Brakiva beyond the phase 1 trial.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.  Through of March 31, 2009, we have spent approximately $3.5 million on the development of Brakiva.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2009.  Through of March 31, 2009, we have spent approximately $3.4 million on the development of Alocrest.

Discontinued/Out-licensed projects.  We did not pursue development on our discontinued/out-license product candidates in the three months ended March 31, 2009.  These include Zensana which was out-licensed in 2007, IPdR and Talvesta, which were terminated in 2006 and 2007, respectively.  We may incur only incidental expenses in 2009 related to the continued disposition of these terminated products.

Other R&D expenses.  Third-party costs related to indirect support of our clinical trials and product candidates increased in the three months ended March 31, 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our r&d functions including data management, regulatory and clinical development.  We expect these costs to stay consistent in 2009 with the totals for 2008 as we finish the rALLy study in Marqibo and prepare for the Phase 2 study in Menadione and the confirmatory study for Marqibo.  Allocable costs decreased as a result of cost-cutting measures pursued by the Company.  We expect these costs to decrease in 2009 compared to 2008.  Personnel related costs increased in the three months ended March 31, 2009 and we expect these costs to remain slightly higher in 2009 due to certain executive positions that have been filled in later 2008 and early 2009.  Stock compensation expense increased due to a large credit in the three months ended March 31, 2008 due to the termination of certain executives with large stock option grants which were cancelled upon termination.  We expect share-based compensation will continue to decrease until our stock price increases or the amount of options issued increases.

Interest income. For the three months ended March 31, 2009, interest income was less than $12,000 compared to interest income of $0.2 million for the three months ended March 31, 2008. The decrease is a result of decreased cash balances in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the three months ended March 31, 2009, interest expense was $0.7 million as compared to interest expense of $0.2 million for the three months ended March 31, 2008. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of warrant liabilities. For the three months ended March 31, 2009, we recognized a gain related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 4) of $0.7 million.  In three months ended March 31, 2008, we recognized a loss on this warrant liability of approximately $10,000.  The value of these warrants is largely dependent on the price of our common stock, and as the stock price is reduced, the value of these warrants will decrease and our gain on the change in market value will increase.

Liquidity and Capital Resources

As of March 31, 2009, we had aggregate cash and cash equivalents and available-for-sale securities of $8.6 million. In addition, pursuant to the Deerfield loan facility, we have $5.0 million in funds that became available to us on April 30, 2009 and $2.5 million that may become available to us if we achieve a certain milestone in the development of our product candidate Menadione.  As of March 31, 2009, we had drawn down $22.5 million of the total $30 million available under the agreement.

Through March 31, 2009, we have an accumulated deficit of $116.6 million.  Management expects this deficit to increase in future periods as we continue to develop our product candidates.  We expect to incur sizeable expenses in our Marqibo development program as we expect to complete enrollment in the Phase 2 registration-enabling study in the first half of 2009.  We also expect to incur considerable expenses in the development of Menadione as we anticipate the initiation of a Phase 2 clinical trial in mid 2009.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2009, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing.

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

We believe that our cash, cash equivalents and marketable securities, which totaled $8.6 million as of March 31, 2009, along with the funds available through the Deerfield agreement, will be sufficient to meet our anticipated operating needs into the second half of 2009 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

We have not had any material changes to our risk factors disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

On May 15, 2009, we issued a press release announcing our financial results for the three months ended March 31, 2009. A copy of this press release is furnished herewith as Exhibit 99.1. Pursuant to the rules and regulations of the Securities and Exchange Commission, such exhibit and the information set forth therein and in this Item 5 have been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability under that section nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing regardless of any general incorporation language.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99.1	Press release of Hana Biosciences, Inc. dated March 15, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: May 15, 2009	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: May 15, 2009	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

99.1	Press release of Hana Biosciences, Inc. dated March 15, 2009.