Form 10-Q
period 2009-06-30
Hana Biosciences Inc
filed 2009-08-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________.

Commission file number 001-32626

Hana Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

7000 Shoreline Ct., Suite 370 South San Francisco, CA.	94080
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

As of August 14, 2009, there were 32,583,004 shares of the registrant's common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,190,250	$13,999,080
Available-for-sale securities	124,000	128,000
Prepaid expenses and other current assets	55,405	131,663
Total current assets	8,369,655	14,258,743

Property and equipment, net	310,574	400,168
Restricted cash	125,000	125,000
Debt issuance costs	1,286,141	1,361,356
Total assets	$10,091,370	$16,145,267

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,559,038	$4,225,863
Other short-term liabilities	53,508	61,341
Warrant liabilities, short-term	2,927,761	1,450,479
Total current liabilities	6,540,307	5,737,683
Notes payable, net of discount	22,176,876	16,851,541
Other long-term liabilities	28,726	41,775
Warrant liabilities, non-current	679,827	--
Total long term liabilities	22,885,429	16,893,316
Total liabilities	29,425,736	22,630,999
Commitments and contingencies (Notes 4, 9 and 10):

Stockholders' deficit:
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,451,184 and 32,386,130 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	32,451	32,386
Additional paid-in capital	105,064,006	104,431,469
Accumulated other comprehensive income	32,000	36,000
Accumulated deficit	(124,462,823)	(110,985,587)
Total stockholders' deficit	(19,334,366)	(6,485,732)
Total liabilities and stockholders' deficit	$10,091,370	$16,145,267

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating expenses:
General and administrative	$934,637	$1,749,555	$2,042,526	$3,650,475
Research and development	3,262,507	4,419,464	7,724,701	8,683,796
Total operating expenses	4,197,144	6,169,019	9,767,227	12,334,271

Loss from operations	(4,197,144)	(6,169,019)	(9,767,227)	(12,334,271)

Other income (expense):
Interest income	574	60,457	12,156	231,365
Interest expense	(833,142)	(252,477)	(1,560,149)	(501,641)
Other expense, net	--	(36,802)	(4,907)	(42,864)
Gain (loss) on derivative	(2,821,169)	1,827,611	(2,157,109)	1,817,681
Realized loss on marketable securities	--	(108,000)	--	(108,000)
Total other income (expense)	(3,653,737)	1,490,789	(3,710,009)	1,396,541

Net loss	$(7,850,881)	$(4,678,230)	$(13,477,236)	$(10,937,730)

Net loss per share, basic and diluted	$(0.24)	$(0.15)	$(0.42)	$(0.34)

Weighted average shares used in computing net loss per share, basic and diluted	32,451,184	32,227,195	32,450,465	32,204,171
Comprehensive loss:
Net loss	$(7,850,881)	$(4,678,230)	$(13,477,236)	$(10,937,730)
Unrealized holdings gains (losses) arising during the period	28,000	(28,000)	(4,000)	(4,000)
Less: reclassification adjustment for losses included in net loss	--	108,000	--	108,000

Comprehensive loss	$(7,822,881)	$(4,598,230)	$(13,481,236)	$(10,833,730)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

Period from January 1, 2009 to June 30, 2009

	Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	Deficit
Balance at January 1, 2009	32,386,130	$32,386	$104,431,469	$36,000	$(110,985,587)	$(6,485,732)
Share-based compensation of employees amortized over vesting period of stock options			619,331			619,331
Issuance of shares under employee stock purchase plan	65,054	65	13,206			13,271
Unrealized loss on available-for-sale securities				(4,000)		(4,000)
Net loss					(13,477,236)	(13,477,236)

Balance at June 30, 2009	32,451,184	$32,451	$105,064,006	$32,000	$(124,462,823)	$(19,334,366)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,477,236)	$(10,937,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,489	91,245
Share-based compensation to employees for services	619,331	1,435,314
Share-based compensation to nonemployees for services	--	(825)
Shares issued for license milestone	--	125,000
Amortization of discount and debt issuance costs	400,550	127,647
Realized loss on available for sale securities	--	108,000
Unrealized (gain)loss on derivative liability	2,157,109	(1,817,681)

Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	76,258	341,833
Decrease in accounts payable and accrued liabilities	(666,825)	(999,310)
Net cash used in operating activities	(10,791,324)	(11,526,507)

Cash flows from investing activities:
Purchase of property and equipment	--	(64,680)
Net cash used in investing activities	--	(64,680)

Cash flows from financing activities:

Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	13,271	10,680
Payments on capital leases	(30,777)	(17,550)
Proceeds from issuances of notes payable	5,000,000	--
Net cash provided by (used in) financing activities	4,982,494	(6,870)

Net decrease in cash and cash equivalents	(5,808,830)	(11,598,057)
Cash and cash equivalents, beginning of period	13,999,080	20,795,398
Cash and cash equivalents, end of period	$8,190,250	$9,197,341
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,140,301	$373,994
Supplemental disclosures of noncash financing activities:
Equipment financed with capital leases	9,895	64,476
Unrealized loss on available-for-sale securities	$(4,000)	$(4,000)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS

Hana Biosciences, Inc. (“Hana,” “we” or the “Company”) is a South San Francisco, California-based biopharmaceutical company dedicated to developing and commercializing new and differentiated cancer therapies designed to improve and enable current standards of care. Our two lead product candidates target large markets and are in pivotal and/or proof-of-concept clinical trials. We are developing Marqibo ® for the treatment of acute lymphoblastic leukemia and lymphomas. Menadione topical lotion is a first-in-class compound that we are developing for the potential prevention and/or treatment of skin toxicity associated with epidermal growth factor receptor inhibitors. We have additional pipeline opportunities that, like Marqibo, we believe may improve delivery and enhance the therapeutic benefits of well-characterized, proven chemotherapies and enable high potency dosing without increased toxicity.

Our product candidates consist of the following:

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia.

•
Menadione, a novel supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors in the treatment of certain cancers.

•
Brakiva™ (topotecan liposomes injection), a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan, being developed for the treatment of solid tumors including small cell lung cancer and ovarian cancer.

•
Alocrest™ (vinorelbine liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors such as non-small-cell lung cancer.

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

As of June 30, 2009, the Company has an accumulated deficit of approximately $124.5 million, and for the six months ended June 30, 2009, the Company experienced a net loss of $13.5 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of June 30, 2009, the Company had available $8.3 million in cash and cash equivalents and available-for-sale securities from which to draw upon.  An additional $2.5 million will become available to the Company if it reaches a clinical development milestone pursuant to a loan facility with Deerfield Management.  We do not anticipate achieving this milestone unless we are able to obtain additional financing.   See Note 4 below.

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company’s continued operations depend entirely on its ability to obtain additional capital. The Company will be unable to continue the progression of clinical compounds unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets. Based on the anticipated use of cash resources of between $5.0 million and $6.0 million per quarter, which includes any milestones pursuant to the Company’s license agreements, the Company estimates that its current cash resources are only sufficient to fund its planned research and development activities through the third quarter and into the fourth quarter of 2009.  However, if anticipated costs are higher than planned, or if the Company is unable to raise additional capital, it will have to significantly curtail its development activities to maintain operations through 2009 and beyond.

Further, the terms of certain warrants issued to Deerfield pursuant to the Company’s loan facility provide that Deerfield may require the Company to redeem the warrants upon the occurrence of certain events, including the delisting of the Company’s common stock from a national securities exchange.  The foregoing estimates concerning the Company’s available cash resources assume that the Company would not be required to redeem the Deerfield warrants.  As of June 30, 2009, the redemption price that would be payable to Deerfield in the event it made such election was approximately $2.9 million.  If one of the events that trigger Deerfield’s right to require the Company to redeem the warrants occurs, and Deerfield exercises such right, the Company’s remaining cash resources available to fund its product development activities would be substantially reduced and would have a material adverse impact on our business prospects and financial condition.  In such event, the Company would be required to significantly curtail its activities and may be required to cease operating activities altogether, unless it is able to secure additional capital from a financing or other strategic transaction.  These conditions, as well as the general financial condition of the Company discussed in the preceding paragraph, raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, and accounts payable. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s notes payable at June 30, 2009 is $12.4 million.

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at June 30, 2009 and 2008 upon exercise or conversion that were not included in the computation of net loss per share totaled 13,275,200 and 12,059,477, respectively.

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

Warrant Liabilities

On October 30, 2007, the Company entered into a loan facility agreement with certain affiliates of Deerfield Management (“Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates. The facility agreement allowed the Company to borrow from Deerfield up to an aggregate of $30 million, of which $20 million was subject to being drawn down by the Company in as many as four installments every six months commencing October 30, 2007.  As additional consideration for the loan, the Company also issued to Deerfield warrants to initially purchase 5,225,433 shares of the Company’s common stock at an exercise price of $1.31 per share.  The Company issued similar warrants to initially purchase 851,844 shares to Deerfield on October 14, 2008 upon drawing down funds related to certain development milestones.  A certain portion of these warrants includes an anti-dilution feature.  This feature requires that, as the Company issues additional shares of its common stock during the term of the warrant, the number of shares purchasable under these series is automatically increased so that they always represent 17.625% of the Company’s then outstanding common stock.  Pursuant to the facility agreement, the Company also entered into a registration rights agreement, so that Deerfield may sell their shares if the warrants are exercised. These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and related interpretations.  Because the warrants are redeemable in the event of a change in control or if the Company’s shares become delisted, the fair value of the warrants based on the Black-Scholes-Merton option pricing model is recorded as a liability.  The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income (expense).

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification, or Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority. SFAS 168 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company expects to adopt SFAS 168 for the quarter ending September 30, 2009.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 had no material effect on the Company’s financial condition or presentation of financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP No. FAS 107-1 and APB 28-1 requires that publicly-traded companies enhance interim disclosures of fair value instruments consistent with disclosures required for annual reporting periods.  FSP No. FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP No. FAS 107-1 and APB 28-1did not have a material effect on the Company’s financial statements and disclosures.

NOTE 4.  FACILITY AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield agreed to lend to us an aggregate principal amount of up to $30 million. Of the total $30 million funds committed pursuant to the loan agreement, $20 million is available for disbursement to us in four installments every six months commencing October 30, 2007.  As of June 30, 2009, we have drawn down the entire $20 million pursuant to these funds.  The remaining $10 million is subject to disbursement in three installments upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates, of which we have drawn down $7.5 million as of June 30, 2009. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and we must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.  Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. The effective interest rate on the $20 million notes payable for funds available on the six month installments, including discount on debt, is approximately 18.0%.  The effective interest rate on the $7.5 million notes payable related to the achievement of development milestones, including discount on debt, is approximately 11.6%.  As of June 30, 2009, we had accrued $0.6 million in interest payable that was paid in July 2009.

As additional consideration for the loan, on October 30, 2007, we issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of our common stock as reported on the Nasdaq Global Market on the issuance date. One series of such warrants initially represented the right to purchase 4,825,433 shares, which equaled 15% of our currently issued and outstanding shares of common stock as of October 30, 2007. These warrants contain an anti-dilution feature so that, as we issue additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series is automatically increased so that they always represent 15% of our then outstanding common stock. The exercise price for any incremental shares that become purchasable due to this feature remains fixed at $1.31 per share (subject to adjustment for stock splits, combinations and similar events).  Pursuant to this anti-dilution feature and as a result of additional shares of our common stock that we issued following October 30, 2007, this series of warrants represented the right to purchase an aggregate of 4,867,678 shares of our common stock as of June 30, 2009. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares, is identical in form except that it does not contain such anti-dilution feature. When the Company drew down the $7.5 million of funds conditioned upon the achievement of clinical development milestones relating to the Marqibo and Menadione programs on October 14, 2008, it was required to issue to Deerfield additional warrants to purchase up to an additional 2.625% of its then outstanding common stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007.  These warrants represented the right to purchase 851,844 shares of our common stock as of June 30, 2009.  If the Company draws down the remaining funds conditioned upon the achievement of clinical development milestones, it will be required to issue to Deerfield additional warrants to purchase up to an additional 0.875% of its then outstanding common stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007 and October 14, 2008.

As of June 30, 2009, the Company had drawn down $27.5 million of the entire $30 million loan facility, which represented the entire amount available based on installments and clinical development milestones achieved related to the Marqibo and Menadione programs.

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

The Company used a Black-Scholes-Merton option pricing model to obtain the fair value of these warrants.  In order to estimate the fair value of the anti-dilution feature, the Company estimated the number of additional shares potentially purchasable under the warrant agreement using weighted probability scenarios.  A summary of the assumptions used to estimate the fair value of the warrants issued pursuant to the execution of the loan agreement as well as the estimated additional shares purchasable under the warrants pursuant to the anti-dilution feature as of June 30, 2009 and June 30, 2008 is as follows:

	June 30	June 30
	2009	2008
Warrants
Risk-free interest rate	$1.2%	$4.1%
Expected life (in years)	4.3 – 5.3	5.28
Volatility	134.0%	69.3%
Dividend yield	0	$0
Estimated fair value of shares issuable under warrants	$0.36 – 0.39	$0.36

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

On March 5, 2009, we received notice that our common stock would be subject to delisting from the Nasdaq Capital Market as a result of a listing requirement deficiency, of which we were previously notified on November 19, 2008.  Specifically, we fail to comply with a Nasdaq listing rules that requires us to have stockholders’ equity of at least $2.5 million or an aggregate market value of all outstanding common stock of at least $35 million.  Following an appeal by us to a Nasdaq hearings panel, we have until September 1, 2009 to regain compliance with Nasdaq’s listing requirements, or our common stock will be delisted. If our common stock is delisted from the Nasdaq Capital Market, we may be required to redeem the warrants we have issued to Deerfield pursuant to our October 2007 loan agreement.  Those warrants contain a provision that would require us to redeem the warrants, at Deerfield’ s election, in the event our common stock is no longer listed on the Nasdaq or another national stock exchange.  The redemption price applicable to the warrants is based upon a Black-Scholes-Merton calculation, as specified in the warrant agreement.  As of June 30, 2009, the total redemption price that would be applicable to all of the warrants issued to Deerfield is approximately $2.9 million.  We have classified an amount equal to the redemption value at June 30, 2009 as a short-term liability due to the potential risk that, due to our Nasdaq listing status, Deerfield will have the right to require redemption of these warrants within a one year period from June 30, 2009.  As the warrant redemption price is based on a Black-Scholes-Merton calculation, the fair value of this liability is highly dependent on the price of our common shares and the volatility of our stock.  If Deerfield elects redemption of these warrants, the actual redemption price may be materially different from the amount we have estimated on June 30, 2009.

A summary of the activity of the fair value of the warrant liability is as follows:

	Beginning Value of Warrant Liabilities	Liability Incurred for Warrants Issued Pursuant to the Deerfield Agreement	Realized (Gain)/Loss on Change in Fair Value of Warrant Liabilities	Ending Fair Value of Warrant Liabilities
For the period ended June 30, 2009	$1,450,479	$—	$2,157,109	$3,607,588

For the period ended June 30, 2008	$4,232,355	$—	$(1,817,681)	$2,414,674

Summary of Notes Payable. On November 1, 2007, the Company drew down $7.5 million of the $30.0 million in total loan proceeds available. On October 14, 2008 and November 12, 2008, the Company drew down an additional $12.5 million and $2.5 million, respectively.  The Company is not required to pay back any portion of the principal amount until October 30, 2013. Of the $12.5 million borrowed on October 14, 2008, $7.5 million related to development milestones the Company had previously achieved and was subsequently entitled to draw down additional funds pursuant to the Deerfield agreement.  These warrants contained an anti-dilution feature that provided Deerfield with the right to purchase shares of the Company’s common stock equal to 2.625% of the total shares outstanding.  Upon issuance of these shares, the fair value of the warrants was determined and included as additional discount on the debt to Deerfield.  Because the Company issued the warrants pursuant to the loan, the Company recognized a discount on the note.  On May 20, 2009, the Company drew down $5.0 million which was available pursuant to the terms of the loan agreement.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the six months ended June 30, 2009 and 2008:

	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at June 30,
2009

Notes payable	$22,500,000	$5,000,000	$—	$—	$27,500,000
Discount on debt	(5,648,459)	—	—	325,335	(5,323,124)
Carrying value	$16,851,541				$22,176,876

2008
Notes payable	$7,500,000	$—	$—	$—	$7,500,000
Discount on debt	(5,474,376)	—	—	109,049	(5,365,297)
Carrying value	$2,025,624				$2,134,703

A summary of the debt issuance costs and changes during the periods ending June 30, 2009 and 2008 is as follows:

	Deferred Transaction Costs on January 1,	Amortized Debt Issuance Costs	Deferred Transaction Costs on June 30,

2009	$1,361,356	$(75,215)	$1,286,141

2008	$1,423,380	$(18,568)	$1,404,812

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

Stock Options. The following table summarizes information about stock options outstanding at June 30, 2009 and changes in outstanding options in the six months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	4,470,871	$2.36
Options granted	1,265,000	0.15
Options cancelled	(337,166)	1.88
Options exercised	—	—
Outstanding June 30, 2009	5,398,705	1.87	8.06	$34,787
Exercisable at June 30, 2009	2,662,200	$2.77	7.15	$32,897

Total share-based compensation expense was approximately $0.6 million and $1.4 million related to employee stock options recognized in the operating results for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.07 - $ 0.14	1,175,505	$0.14	9.3 yrs	70,505	$0.07
$0.21 - $ 1.18	2,194,377	0.98	8.3 yrs	970,711	1.02
$1.33 - $ 2.41	1,105,156	1.69	7.2 yrs	831,319	1.68
$4.51 - $ 10.98	923,667	6.41	6.9 yrs	789,665	6.34
$0.07 - $10.98	5,398,705	$1.87	8.1 yrs	2,662,200	$2.77

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of our common stock. The price of each share will not be less than the lower of 85% of the fair market value of our common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of our common stock on the last trading day of the purchase period. A total of 750,000 shares of common stock were initially reserved for issuance under the 2006 Plan.  As of June 30, 2009, there were 553,324 shares available for issuance under this plan and an additional 131,820 shares were issued on July 6, 2009.

Through June 30, 2009, we have issued 198,676 shares under the 2006 Plan. For the six months ended June 30, 2009 and 2008, the total share-based compensation expense recognized related to the 2006 Plan under was approximately $9,000 and $62,000, respectively.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee stock options
Risk-free interest rate	1.90%	2.65%	1.90%	2.65%
Expected life (in years)	5.5 – 6.0	5.5 – 6.0	5.5 – 6.0	5.5 – 6.0
Volatility	0.85	0.9	0.85 – 0.95	0.9
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	0.27 - 1.11%	3.05-3.49%	0.27 - 1.11%	3.05-49%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	1.73 – 2.45	0.75-0.80	1.30 – 2.45	0.75-0.80
Dividend Yield	0%	0%	0%	0%

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

Warrants. As of June 30, 2009, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expired in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April 2010. Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October 2010.  Additionally, the Company has issued warrants to acquire 6,119,521 shares of common stock to Deerfield in accordance with the Company’s October 2007 loan agreement.  Certain of these warrants contain an anti-dilution feature that automatically increases the number of shares purchasable so that they always represent 17.625% of the Company’s then outstanding common stock.  The majority of the warrants issued to Deerfield expire in October 2013 with a smaller portion expiring in October 2014.  The following table summarizes the warrants outstanding as of June 30, 2009 and the changes in outstanding warrants in the period then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2009	8,123,956	$1.83
Warrants granted	11,466	1.31
Warrants cancelled	(258,927)	1.85
Warrants outstanding June 30, 2009	7,876,495	$1.83

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2009:

Assets	Level 1	Level 2	Level 3	Total
Money market funds	$69,157	$—	$—	$69,157
Available-for-sale equity securities	124,000	—	—	124,000
Total	$193,157	$—	$—	$193,157

Liabilities	Level 1	Level 2	Level 3	Total
Warrant liabilities	—	—	$3,607,588	$3,607,588
Total	$—	$—	$3,607,588	$3,607,588

NOTE 7. AVAILABLE-FOR-SALE SECURITIES

On June 30, 2009, the Company had $124,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement.

During the six months ended June 30, 2009, the Company recorded an unrealized loss of $4,000, compared to an unrealized gain of $104,000 and a realized loss of $108,000 for the six months ended June 30, 2008.  The following table summarizes the NovaDel shares classified as available-for-sale securities during the six months ended June 30, 2009 and 2008:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

Six months ended June 30, 2009	$128,000	$(4,000)	$—	$124,000

Six months ended June 30, 2008	$96,000	$104,000	$(108,000)	$92,000

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Trade accounts payable	$1,097,623	$457,725
Clinical research and other development related costs	1,440,595	2,554,374
Accrued personnel related expenses	223,554	549,469
Interest payable	606,517	478,332
Accrued other expenses	190,749	185,963
Total	$3,559,038	$4,225,863

NOTE 9. COMMITMENTS

Employment Agreements.   On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.6 million at June 30, 2009.

The Company entered into a written employment agreement with its Vice President and Chief Financial Officer on December 18, 2006. As amended on October 31, 2008, this agreement provides for an employment term that expires on October 31, 2009. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.1 million at June 30, 2009.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. Effective June 24, 2009, the Company entered into a further amendment to the sublease, which extended the term of the lease through March 2011 and reduced the monthly lease payments from $2.80 per square foot to $2.45 per square foot for the eleven month period from July 2009 through May 2010 and reduced the lease payments from $2.90 per square foot to $1.95 per square feet for the ten month period from June 2010 through March 2011.  The total cash payments due for the duration of the sublease equaled approximately $0.9 million at June 30, 2009.

NOTE 10. RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement relating to its South San Francisco, CA offices. The sublease required the Company to provide a security deposit in the amount of $125,000. To satisfy this obligation the Company obtained a $125,000 letter of credit with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to obtain the letter of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with its financial institution. This compensating balance for the letter of credit will be restricted for the entire five-year period of the sub-lease.

NOTE 11. AMENDMENT TO TEKMIRA LICENSE AGREEMENT

On June 2, 2009, the Company and Tekmira executed an amendment to the license agreement (the “Agreement”) originally entered into on May 6, 2006 and which was amended on April 30, 2007.  The amendment, which was effective on May 27, 2009, makes the following material amendments to the Agreement:

•	As amended, the amount of the milestone payment required to be made by the Company to Tekmira upon the FDA’s approval of a Marqibo new drug application (“NDA”) was increased.

•
The Agreement previously required the Company to make milestone payments upon the dosing of the first patient in any clinical trial of each of Alocrest and Brakiva.  After giving effect to the Amendment, the Agreement now provides that such milestones are payable following the FDA’s acceptance for review of an NDA for such product candidates.  In addition, the milestone payments payable under the Agreement upon the FDA’s approval of an NDA for Alocrest and Brakiva were both increased in amount.

•
The Amendment reduces the amount of Tekmira’s share of any payments received by the Company from third parties in consideration of sublicenses granted to such third parties or for royalties received by Hana from such third parties.

•	The maximum aggregate amount of milestone payments for all product candidates was increased from $30.5 million to $37.0 million.

As a result of this amendment, the Company reversed recognition of a previously accrued milestone payment to Tekmira which was achieved upon the enrollment of the first patient in the Company’s phase 1 clinical trial in Brakiva.

NOTE 12. SUBSEQUENT EVENT

The Company performed an evaluation of subsequent events through the filing date with the SEC or August 14, 2009.  No material subsequent events occurred that have not been previously discussed or included in the financial statements or the notes to the financial statements for this Form 10-Q for the period ending June 30, 2009.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia.

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

•
Alocrest™ (vinorelbine liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors such as non-small-cell lung cancer.

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

Research and Development Expenses

Research and development expenses, which account for the bulk of our expenses, consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical development, manufacturing, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal expenses.

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

Share Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R requiring that compensation cost relating to all share-based employee payment transactions be recognized in the financial statements. We adopted SFAS No. 123R using the modified prospective method for share-based awards granted after we became a public entity and the prospective method for share-based awards granted prior to the time we became a public entity.  As allowed by SFAS No. 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of three companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage as well as our own historical data.  We use the “simplified method” for determining the expected life of the options granted as permitted under the SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow companies to continue to use the “simplified method” under certain circumstances.  SFAS No. 123R does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, we currently estimate that 22% annually of our stock options awarded will be forfeited.

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

Recent Accounting Pronouncements

Refer to Note 3. “Recent Accounting Pronouncements,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

General and administrative expenses. For the three months ended June 30, 2009, general and administrative, or G&A, expense was $0.9 million, as compared to $1.7 million for the three months ended June 30, 2008.  The decrease of $0.8 million is due to decreased personnel related expenses of $0.7 million and decreased allocable expenses of $0.1 million.

The $0.7 million decrease in employee-related expenses includes:

•
a decrease of $0.6 million in employee related share-based compensation expense due to decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price and

•	a decrease of $0.1 million in salary and benefits, due mainly to the reduction in headcount and decreased compensation measures.

The $0.1 million decrease of allocable expenses is mainly a result of cost reduction measures undertaken by the Company to reduce our cash burn.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended June 30, 2009 and 2008.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	For the Three Months Ended June 30,
	2009	2008
Product candidates	($ in thousands)		Annual % Change
Marqibo	$1,357	$1,113	22%
Menadione	142	469	-70%
Brakiva	89	275	-68%
Alocrest	6	114	-95%
Discontinued/out-licensed product candidates	0	(19)	-100%
Total third party costs	223	984	-77%
Allocable costs and overhead	297	319	-7%
Personnel related expense	1,090	1,035	5%
Share-based compensation expense	58	129	-55%
Total research and development expense	$3,262	$4,419	-26%

Marqibo.   In the three months ended June 30, 2009, we continued enrollment in our Phase 2, registration-enabling, open-label trial in relapsed adult ALL, or rALLy study, and our pilot Phase 2 trial in metastatic uveal melanoma. We plan to finish enrollment in both of these trials by the end of 2009.  We plan to initiate a confirmatory trial in the first half of 2010 and we also intend to seek accelerated approval in the ALL indication by mid 2010, pending the results of our Phase 2 study in relapsed adult ALL.  We expect to spend approximately $4.0 million on external project costs relating to Marqibo in 2009, including the amounts expended in the first six months of 2009. We estimate that we will need to expend at least an additional aggregate of approximately $45 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  Through June 30, 2009, we have spent approximately $10.8 million on the development of Marqibo.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.  For the three months ended June 30, 2009, Marqibo costs increased by $0.2 million compared to the same period in 2008, mostly related to increase spending on the rALLy and uveal melanoma trials.

Menadione.  In the three months ended June 30, 2009, we continued enrollment in our Phase 1 clinical trials in Menadione in cancer patients which we plan to complete by the end of 2009.  We plan to initiate a Phase 2 clinical trial in cancer patients following the completion of the Phase 1 trial.  As this drug candidate is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. Including the amounts expended in the first quarter of 2009, we expect to spend approximately $3.0 million on external project costs relating to Menadione in 2009, and we estimate that we will need to expend at least an aggregate of approximately $40 million of additional funds in order for us to obtain full FDA approval for Menadione, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  Through June 30, 2009, we have spent approximately $6.6 million on the development of Menadione.  We expect that it will take approximately two to three years until we will have completed development and obtained FDA approval, if ever. For the three months ended June 30, 2009, Menadione costs decreased by $0.3 million.  The decrease was due to lower spending on the Phase 1 clinical trial as we reduced our costs to outside service providers for the study and decreased manufacturing expenses.

Brakiva.   We initiated a Phase 1 clinical trial in November 2008 and continued enrollment in the six months ended June 30, 2009. We plan to complete enrollment in this clinical trial in 2010 and expect that we will expend approximately $0.5 million in 2009, including the amounts expended in the first quarter of 2009.  We are exploring options for further development of Brakiva beyond the phase 1 trial.  As this drug candidate is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.  Through June 30, 2009, we have spent approximately $3.7 million on the development of Brakiva.  For the three months ended June 30, 2009, Brakiva costs decreased by $0.2 million.  The decrease was due to lower spending on manufacturing the drug as most manufacturing for the Phase 1 trial was performed in 2008.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2009.  Through June 30, 2009, we have spent approximately $3.5 million on the development of Alocrest.  For the three months ended June 30, 2009, Alocrest costs decreased by $0.1 million.  The decrease was due to the decreased cost of the Phase 1 clinical trail that finished enrollment in 2008.

Discontinued/Out-licensed projects.   We did not pursue development on our discontinued/out-licensed product candidates in the three months ended June 30, 2009, which includes Zensana which was out-licensed in 2007, and IPdR and Talvesta, which were terminated in 2006 and 2007, respectively.  We may incur only incidental expenses in 2009 related to the continued disposition of these terminated products.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates decreased in the three months ended June 30, 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our R&D functions including data management, regulatory and clinical development.  We expect these costs to remain low in 2009 compared to 2008 as we seek to reduce external costs in order to reduce our cash burn rate.  If we are able to obtain our desired funding, we expect these costs to rise in the next twelve months as we finish the rALLy study in Marqibo and prepare for the Phase 2 study in Menadione and the confirmatory study for Marqibo as well as prepare for a possible NDA submission for Marqibo in the ALL indication.  Allocable costs decreased slightly as a result of cost-cutting measures that we pursued.  We expect these costs to decrease in 2009 compared to 2008.  Personnel related costs increased slightly in the three months ended June 30, 2009 and we expect these costs to remain slightly higher in 2009 due to certain executive positions that have been filled in later 2008 and early 2009.  Stock compensation expense decreased the value of options issued in recent periods is less then those issued in previous periods.  We expect share-based compensation will continue to decrease until our stock price increases or the amount of options issued increases.

Interest income. For the three months ended June 30, 2009, interest income was less than $1,000 compared to interest income of $0.1 million for the three months ended June 30, 2008. The change is a result of decreased cash balances in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the three months ended June 30, 2009, interest expense was $0.8 million as compared to interest expense of $0.3 million for the three months ended June 30, 2008. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of warrant liabilities. For the three months ended June 30, 2009, we recognized a loss related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 4) of $2.8 million.  In three months ended June 30, 2008, we recognized a gain on this warrant liability of approximately $1.8 million.  The value of these warrants is largely dependent on the price of our common stock, and as the stock price increases, the value of these warrants will increase and our loss on the change in market value will increase.

 Impairment on investments.  For the three months ended June 30, 2009, we did not recognize any impairment on our available-for-sale securities.  For three months ended June 30, 2008, we recognized an other-than-temporary impairment in the available-for-sale securities of $108,000.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

General and administrative expenses. For the six months ended June 30, 2009, general and administrative, or G&A, expense was $2.0 million, as compared to $3.7 million for the six months ended June 30, 2008.  The decrease of $1.7 million is due to decreased personnel related expenses of $1.1 million, decreased costs for outside services and professional services of $0.4 million and decreased allocable expenses of $0.2 million.

The $1.1 million decrease in employee-related expenses includes:

•
a decrease of $0.9 million in employee related share-based compensation expense due to decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price and

•	a decrease of $0.2 million in salary and benefits, due mainly to the reduction in headcount and decreased compensation measures.

The $0.4 million decrease in outside services and professional fees includes:

•	a decrease of $0.2 million in market research on our leading product candidates and

•	a decrease of $0.2 million in legal, accounting and other consulting fees.

The $0.2 million decrease of allocable expenses is mainly a result of cost reduction measures undertaken by the Company to decelerate our cash burn.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the six months ended June 30, 2009 and 2008.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	For the Six Months Ended June 30,
	2009	2008	Annual %
Product candidates ($ in thousands) for the six months ended June 30	($ in thousands)		Change
Marqibo	$2,579	$1,992	29%
Menadione	573	816	-30%
Brakiva	224	852	-74%
Alocrest	(7)	420	NA
Discontinued/out-licensed product candidates	3	(10)	NA
Total third party costs	1,048	1,467	-29%
Allocable costs and overhead	603	731	-18%
Personnel related expense	2,439	2,208	10%
Share-based compensation expense	263	208	26%
Total research and development expense	$7,725	$8,684	-11%

Marqibo.   For the six months ended June 30, 2009, Marqibo costs increased by $0.6 million compared to the same period in 2008, mostly related to increase spending on the rALLy and uveal melanoma trials .

MenadioneFor the six months ended June 30, 2009, Menadione costs decreased by $0.2 million.  The decrease was due to lower spending on the Phase 1 clinical trial as we reduced our costs to outside service providers for the study and decreased manufacturing expenses.

Brakiva.   For the six months ended June 30, 2009, Brakiva costs decreased by $0.6 million.  The decrease was due to lower spending on manufacturing the drug as most manufacturing for the Phase 1 trial was performed in 2008.

Alocrest.   For the three months ended June 30, 2009, Alocrest costs decreased by $0.4 million.  The decrease was due to the decreased cost of the Phase 1 clinical trail that finished enrollment in 2008

Discontinued/Out-licensed projects.   We did not pursue development on our discontinued/out-licensed product candidates in the six months ended June 30, 2009, which includes Zensana which was out-licensed in 2007, and IPdR and Talvesta, which were terminated in 2006 and 2007, respectively.  We may incur only incidental expenses in 2009 related to the continued disposition of these terminated products.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates decreased by $0.4 million in the three months ended June 30, 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our R&D functions including data management, regulatory and clinical development.  We expect these costs to remain low in 2009 compared to 2008 as we seek to reduce external costs in order to reduce our cash burn rate.  If we are able to obtain our desired funding, we expect these costs to rise in the next twelve months as we finish the rALLy study in Marqibo and prepare for the Phase 2 study in Menadione and the confirmatory study for Marqibo as well as prepare for a possible NDA submission for Marqibo in the ALL indication.  Allocable costs decreased by $0.1 million as a result of cost-cutting measures that we have pursued.  We expect these costs to continue to decrease in 2009 compared to 2008.  Personnel related costs increased slightly in the six months ended June 30, 2009 and we expect these costs to remain slightly higher in 2009 due to certain executive positions that have been filled in later 2008 and early 2009.  Stock compensation expense increased slightly due to a large credit to expense when certain key executives terminated last year and a portion of their previously expensed stock compensation expense previously taken was reversed.  This is partially off-set by the decrease in the value of options issued in recent periods is less then those issued in previous periods.  We expect share-based compensation will decrease in the future until our stock price increases or the amount of options issued increases.

Interest income. For the six months ended June 30, 2009, interest income was approximately $12,000 compared to interest income of $0.2 million for the six months ended June 30, 2008. The change is a result of decreased cash balances in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the six months ended June 30, 2009, interest expense was $1.6 million as compared to interest expense of $0.5 million for the six months ended June 30, 2008. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of warrant liabilities. For the six months ended June 30, 2009, we recognized a loss related to the change in fair market value of the warrant liabilities, pursuant to the warrants issued to Deerfield as part of the Facility Loan Agreement (see Note 4) of $2.2 million.  In six months ended June 30, 2008, we recognized a gain on this warrant liability of approximately $1.8 million.  The value of these warrants is largely dependent on the price of our common stock, and as the stock price increases, the value of these warrants will increase and our loss on the change in market value will increase.

Impairment on investments.  For the six months ended June 30, 2009, we did no recognize any impairments on our available-for-sale securities.  For six months ended June 30, 2008, we recognized an other-than-temporary impairment in the available-for-sale securities of $108,000

Liquidity and Capital Resources

As of June 30, 2009, we had aggregate cash and cash equivalents and available-for-sale securities of $8.3 million. In addition, pursuant to the Deerfield loan facility, we have $2.5 million that may become available to us if we achieve a certain milestone in the development of our product candidate Menadione.  We anticipate that we will achieve this milestone by the end of 2009.  As of June 30, 2009, we had drawn down $27.5 million of the total $30 million available under the agreement.

Through June 30, 2009, we have an accumulated deficit of $124.5 million.  Management expects this deficit to increase in future periods as we continue to develop our product candidates.  We expect to incur sizeable expenses in our Marqibo development program as we expect to complete enrollment in the Phase 2 registration-enabling study in the second half of 2009.  We also expect to incur considerable expenses in the development of Menadione as we anticipate the initiation of a Phase 2 clinical trial in the fourth quarter of 2009.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2009, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing.

We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs which raises substantial doubt about our ability to continue operating as a going concern.  Given the current and desired pace of clinical development of our product candidates, we estimate that we only have sufficient cash on hand to fund clinical development into the fourth quarter of 2009.  We will be forced to raise additional capital in 2009 in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our product candidates.  There can be no assurance that such capital will be available to us on favorable terms or at all, particularly in light of the general economic conditions, which have severely limited our access to the capital markets. We will need additional financing thereafter until we can achieve profitability, if ever.

Further, the terms of certain warrants issued to Deerfield pursuant to our loan facility provide that Deerfield may require us to redeem the warrants upon the occurrence of certain events, including the delisting of our common stock from a national securities exchange. We currently face being delisted from the Nasdaq Capital Market, unless by September 1, 2009 we are able regain compliance with Nasdaq’s continued listing rules, which require that we have at least $2.5 million in stockholders’ equity or the aggregate value of our outstanding common stock is at least $35 million.  Our estimates that we will have sufficient cash to fund our planned operations into the fourth quarter of 2009 assume that we would not be required to redeem the Deerfield warrants.  As of June 30, 2009, the redemption price that would be payable to Deerfield in the event it made such election was approximately $2.9 million.  If one of the events that triggers Deerfield’s right to require the Company to redeem the warrants occurs, and Deerfield exercises such right, our remaining cash resources available to fund our product development activities would be substantially reduced and would have a material adverse impact on our business prospects and financial condition.  In such event, we would be required to significantly curtail our activities and may be required to cease operating activities altogether, unless we are able to secure additional capital from a financing or other strategic transaction.

Current and Future Financing Needs. We currently do not have enough capital resources to fund our entire development plan through 2009. Our plan of operation for the year ending December 31, 2009 is to continue implementing our business strategy, including the continued development of our four product candidates that are currently in various clinical phases.  We expect our principal expenditures during the next 12 months to include:

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

We believe that our cash, cash equivalents and marketable securities, which totaled $8.3 million as of June 30, 2009, will be sufficient to meet our anticipated operating needs into the fourth quarter of 2009 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study. Additionally, if we are required to make a warrant redemption payment to Deerfield (see Note 4 in the “Notes to Unaudited Condensed Financial Statements” of the form 10-Q) this will have a significant negative impact on our ability to continue as a going concern into the fourth quarter of 2009.  We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	costs associated with conducting clinical testing;

•	costs of establishing arrangements for manufacturing our product candidates;

•	payments required under our current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of increased general and administrative expenses.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or our 2008 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2008 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need to raise additional capital to fund our planned operations for the remainder of 2009 and beyond. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Together with our existing cash, cash equivalents, available for sale securities and lending commitments, we believe that our currently available capital is only sufficient to fund our operations through the third quarter of 2009 and into the fourth quarter of 2009.  Given our desired clinical development plans for the next 12 months, our financial statements reflect a going concern uncertainty, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2008.  Accordingly, we need additional capital to fund our operations beyond such point.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

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

We must regain compliance with the continued listing requirements of the Nasdaq Stock Market by September 1, 2009 or our common stock will be delisted from the Nasdaq Capital Market.  Delisting of our common stock may trigger significant payments to certain of our warrant holders, which would have a serious adverse impact on our financial condition and business prospects.

Our common stock is currently listed for trading on the Nasdaq Capital Market, and the continued listing of our common stock on the Nasdaq Capital Market is subject to our compliance with a number of listing standards. On November 19, 2008, we received notice from Nasdaq informing us that that we were not in compliance with Nasdaq Marketplace Rule 5550(b), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  We received an extension until March 4, 2009 to regain compliance with these requirements, but were unable to comply.  As a result, on March 5, 2009, we received notice that our common stock would be subject to delisting from the Nasdaq Capital Market.  On March 12, 2009, we submitted an appeal of the delisting determination to a Nasdaq Hearings Panel pursuant to applicable Nasdaq rules and in June 2009, that panel granted our request to have until September 1, 2009 in which to regain compliance with Rule 5550(b).  We have been informed that Nasdaq rules do not permit discretion for any further extension beyond September 1, 2009.  Accordingly, unless we regain compliance with Rule 5550(b) by such date, we expect Nasdaq will delist our common stock from the Nasdaq Capital Market.

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

Additionally, if our common stock is delisted from the Nasdaq Capital Market, we may be required to redeem the warrants we have issued to affiliates of Deerfield Management pursuant to our October 2007 loan agreement.  Those warrants contain a provision that allows Deerfield to require us to redeem the warrants in the event our common stock is no longer listed on the Nasdaq or another national stock exchange.  The redemption price applicable to the warrants is based upon a Black-Scholes-Merton calculation,  as specified in the warrant agreement.  As of June 30, 2008, the total redemption price that would be applicable to all of the warrants issued to Deerfield is approximately $2.9 million.  Our estimates concerning the timing of our need for additional capital, as discussed elsewhere in this report, do not assume that will be required to redeem the Deerfield warrants.  If we are required to redeem these warrants, we will exhaust our available capital much sooner than anticipated, even as soon as prior to the end of the third quarter of 2009, unless we obtain additional capital before then.  Without additional capital, such reduction in our available working capital will have a serious adverse effect on our ability to fund our ongoing operations and may require us to significantly curtail, or cease altogether, our operating activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

We held our Annual Meeting of Stockholders at the Radisson Sierra Point Hotel, 5000 Sierra Point Parkway in Brisbane, California on May 28, 2009. At the meeting, our stockholders elected six directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of the six persons identified below:

Nominee	Votes For	Votes Withheld
Arie S. Belldegrun	15,744,105	826,224
Steven R. Deitcher	15,744,105	826,204
Paul V. Maier	15,083,728	1,486,601
Leon E. Rosenberg	15,736,207	834,122
Michael Weiser	15,707,033	863,296
Linda E. Wiesinger	15,658,949	911,380

Item 5. Other Information

As previously disclosed, on May 6, 2006, the Company and Tekmira Pharmaceuticals Corporation, formerly Inex Pharmaceuticals Corporation, entered into a license agreement, which was amended and restated on April 30, 2007 (the “Agreement”), pursuant to which the Company acquired exclusive, worldwide rights to develop and commercialize Marqibo, Brakiva and Alocrest.  On June 2, 2009, the Company and Tekmira entered into Amendment No. 1 to the Agreement, which was effective as of May 27, 2009 (the “Amendment”).  In its Current Report on Form 8-K filed with the SEC on June 8, 2009, the Company erroneously stated that the milestone payment triggered on the FDA’s acceptance for review of a new drug application (“NDA”) for Marqibo had been removed from the Agreement; such milestone payment, in fact, remains.

The following is a corrected summary of the material amendments to the Agreement as a result of the Amendment:

•	The amount of the milestone payment required to be made by the Company to Tekmira upon the FDA’s approval of a Marqibo NDA was increased.

•
The Agreement previously required the Company to make milestone payments upon the dosing of the first patient in any clinical trial of each of Alocrest and Brakiva.  After giving effect to the Amendment, the Agreement now provides that such milestones are payable following the FDA’s acceptance for review of an NDA for such product candidates.  In addition, the milestone payments payable under the Agreement upon the FDA’s approval of an NDA for Alocrest and Brakiva were both increased in amount.

•
The Amendment reduces the amount of Tekmira’s share of any payments received by the Company from third parties in consideration of sublicenses granted to such third parties or for royalties received by Hana from such third parties.

•	The maximum aggregate amount of milestone payments for all product candidates was increased from $30.5 million to $37.0 million.

The foregoing description of the material terms of the Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 hereto.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 1 dated June 2, 2009 to Amended and Restated License Agreement dated April 30, 2007 between Hana Biosciences, Inc. and Tekmira Pharmaceuticals Corp.++

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++   Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: August 14, 2009	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: August 14, 2009	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Amendment No. 1 dated June 2, 2009 to Amended and Restated License Agreement dated April 30, 2007 between Hana Biosciences, Inc. and Tekmira Pharmaceuticals Corp.++

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

 ++   Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Commission.