Form 10-Q
period 2009-09-30
Hana Biosciences Inc
filed 2009-11-12
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐  No  ☒

As of November 12, 2009, there were 76,145,146 shares of the registrant's common stock, $.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,960,891	$13,999,080
Available-for-sale securities	104,000	128,000
Prepaid expenses and other current assets	189,819	131,663
Total current assets	3,254,710	14,258,743

Property and equipment, net	272,709	400,168
Restricted cash	125,000	125,000
Debt issuance costs	1,240,478	1,361,356
Total assets	$4,892,897	$16,145,267

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,187,397	$4,225,863
Other short-term liabilities	54,744	61,341
Warrant liabilities, short-term	—	1,450,479
Total current liabilities	3,242,141	5,737,683
Notes payable, net of discount	22,382,347	16,851,541
Warrant liabilities, long-term	3,899,699	—
Other long-term liabilities	11,732	41,775
Total long term liabilities	26,293,778	16,893,316
Total liabilities	29,535,919	22,630,999
Commitments and contingencies (Notes 4, 9 and 10):

Stockholders' deficit:
Common stock; $0.001 par value:
100,000,000 shares authorized, 32,583,004 and 32,386,130 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	32,583	32,386
Additional paid-in capital	105,441,995	104,431,469
Accumulated other comprehensive income	12,000	36,000
Accumulated deficit	(130,129,600)	(110,985,587)
Total stockholders' deficit	(24,643,022)	(6,485,732)
Total liabilities and stockholders' deficit	$4,892,897	$16,145,267

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating expenses:
General and administrative	$796,127	$973,414	$2,838,653	$4,623,889
Research and development	3,643,014	4,347,265	11,367,715	13,031,060
Total operating expenses	4,439,141	5,320,679	14,206,368	17,654,949

Loss from operations	(4,439,141)	(5,320,679)	(14,206,368)	(17,654,949)

Other income (expense):
Interest income	470	39,997	12,626	271,361
Interest expense	(935,993)	(254,569)	(2,496,143)	(756,211)
Other expense, net	—	(8,516)	(4,908)	(51,380)
Gain (loss) on derivative liability	(292,111)	382,152	(2,449,220)	2,199,833
Realized loss on marketable securities	—	—	—	(108,000)
Total other income (expense)	(1,227,634)	159,064	(4,937,645)	1,555,603

Net loss	$(5,666,775)	$(5,161,615)	$(19,144,013)	$(16,099,346)

Net loss per share, basic and diluted	$(0.17)	$(0.16)	$(0.59)	$(0.50)

Weighted average shares used in computing net loss per share, basic and diluted	32,580,138	32,385,366	32,494,165	32,265,010
Comprehensive loss:
Net loss	$(5,666,775)	$(5,161,615)	$(19,144,013)	$(16,099,346)
Unrealized holdings gains (losses) arising during the period	(20,000)	(20,000)	(24,000)	(128,000)
Less: reclassification adjustment for losses included in net loss	—	—	—	108,000

Comprehensive loss	$(5,686,775)	$(5,181,615)	$(19,168,013)	$(16,119,346)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

Period from January 1, 2009 to September 30, 2009

	Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Capital	income	Deficit	Deficit
Balance at January 1, 2009	32,386,130	$32,386	$104,431,469	$36,000	$(110,985,587)	$(6,485,732)
Share-based compensation of employees amortized over vesting period of stock options	—	—	976,576	—	—	976,576
Issuance of shares under employee stock purchase plan	196,874	197	39,965	—	—	40,162
Unrealized loss on available-for-sale securities	—	—	—	(24,000)	—	(24,000)
Expenses incurred related to sale of common stock in October 2009	—	—	(6,015)	—	—	(6,015)
Net loss	—	—	—	—	(19,144,013)	(19,144,013)

Balance at September 30, 2009	32,583,004	$32,583	$105,441,995	$12,000	$(130,129,600)	$(24,643,022)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,144,013)	$(16,099,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,354	141,917
Share-based compensation to employees for services	976,576	1,882,539
Share-based compensation to nonemployees for services	—	(825)
Shares issued for license milestone	—	125,000
Amortization of discount and debt issuance costs	651,684	192,176
Realized loss on available for sale securities	—	108,000
Unrealized (gain) loss on derivative liability	2,449,220	(2,199,832)
Loss on disposal of capital assets	—	5,781
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(58,156)	(249,198)
Decrease in accounts payable and accrued liabilities	(1,038,466)	(910,357)
Net cash used in operating activities	(16,025,801)	(17,004,145)

Cash flows from investing activities:
Purchase of property and equipment	—	(80,378)
Net cash used in investing activities	—	(80,378)

Cash flows from financing activities:

Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	40,162	53,724
Payments on capital leases	(46,535)	(21,242)
Expenses incurred related to sale of common stock in October 2009	(6,015)	—
Proceeds from issuances of notes payable	5,000,000	—
Net cash provided by financing activities	4,987,612	32,482

Net decrease in cash and cash equivalents	(11,038,189)	(17,052,041)
Cash and cash equivalents, beginning of period	13,999,080	20,795,398
Cash and cash equivalents, end of period	$2,960,891	$3,743,357
Supplemental disclosures of cash flow data:
Cash paid for interest	$$1,640,606	$564,035
Supplemental disclosures of noncash financing activities:
Equipment financed with capital leases	9,895	80,227
Unrealized gain (loss) on available-for-sale securities	(24,000)	84,000
Common stock issued to as partial consideration for license agreement	—	125,000

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS

Hana Biosciences, Inc. (“Hana” or the “Company”) is a South San Francisco, California-based biopharmaceutical company dedicated to developing and commercializing new and differentiated cancer therapies designed to improve and enable current standards of care. The Company’s two lead product candidates target large markets and are in pivotal and/or proof-of-concept clinical trials. Hana is developing Marqibo ® for the treatment of acute lymphoblastic leukemia and lymphomas. Menadione topical lotion is a first-in-class compound that we are developing for the potential prevention and/or treatment of skin toxicity associated with epidermal growth factor receptor inhibitors. The Company has additional pipeline opportunities that, like Marqibo, it believes may improve delivery and enhance the therapeutic benefits of well-characterized, proven chemotherapies and enable high potency dosing without increased toxicity.

The Company’s product candidates consist of the following:

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia.

•
Menadione Topical Lotion, a novel supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors in the treatment of certain cancers.

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

As of September 30, 2009, the Company has an accumulated deficit of approximately $130.1 million, and for the nine months ended September 30, 2009, the Company experienced a net loss of $19.1 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of September 30, 2009, the Company had available $3.1 million in cash and cash equivalents and available-for-sale securities from which to draw upon.  An additional $2.5 million will become available to the Company if it reaches a clinical development milestone pursuant to an October 2007 loan facility agreement.  The Company does not anticipate achieving this milestone unless it is able to obtain additional financing.   See Note 4 below.

On October 7, 2009, the Company entered into a securities purchase agreement with a number of accredited investors pursuant to which it agreed to sell in a private placement an aggregate of 54,593,864 units of its securities.  Each unit consisted of either (i) one share of the Company’s common stock plus a seven-year warrant to purchase one-tenth of one additional share of common stock at an exercise price of $0.60 per share (referred to in the purchase agreement as a Series B Warrant), or (ii) a seven-year warrant to purchase, at an exercise price of $0.01 per share, one share of common stock (referred to in the purchase agreement as a Series A Warrant), plus a Series B Warrant to purchase one-tenth of one share of common stock. The purchase price per unit was $0.30, except that to the extent an investor purchased units that included the Series A Warrants, the purchase price was reduced to $0.29 to give effect to the additional $0.01 that would be paid upon exercise of the Series A Warrants.  Pursuant to the purchase agreement, the Company sold an aggregate of 43,562,142 units consisting of an equal number of shares of common stock and Series B Warrants to purchase 4,356,212 additional shares of common stock, and 11,031,722 units consisting of Series A Warrants to purchase an equal number of shares of common stock and Series B Warrants to purchase 1,103,170 additional shares of common stock.  The aggregate purchase price for all of the securities sold under the purchase agreement was approximately $16.27 million, before deducting expenses. Of this total amount, approximately $12.4 million was paid in cash and approximately $3.87 million represented the satisfaction of an outstanding obligation that the Company owed to Deerfield.  See Note 4 for further discussion.  The net proceeds available to the Company for operations from this financing transaction were approximately $11.7 million. Pursuant to the purchase agreement, the Company agreed to use the proceeds from the sale of these securities solely for the clinical and regulatory development of its Marqibo program.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company’s continued operations depend entirely on its ability to obtain additional capital. The Company will be unable to continue the progression of clinical compounds unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets. Based on the anticipated use of cash resources of between $4.0 million and $5.5 million per quarter, which includes any milestones pursuant to the Company’s license agreements, the Company estimates that its current cash resources are only sufficient to fund its planned research and development activities into mid-2010.  However, if anticipated costs are higher than planned, or if the Company is unable to raise additional capital, it will have to significantly curtail its development activities to maintain operations through 2010 and beyond. These conditions, as well as the general financial condition of the Company discussed in the preceding paragraph, raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, and accounts payable. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s notes payable at September 30, 2009 is $12.7 million.

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at September 30, 2009 and 2008 upon exercise or conversion that were not included in the computation of net loss per share totaled 6,942,012 and 11,768,692, respectively.

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

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant Liabilities and Payment of Redemption Price

On October 30, 2007, the Company entered into a loan facility agreement with Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited and Deerfield Private Design International, L.P. (collectively, “Deerfield”). Deerfield has committed funds to assist with the development of the Company’s product candidates.  As part of this agreement, the Company had issued to Deerfield warrants with an exercise price of $1.31 per share.  Because the warrants were redeemable in the event of a change in control or if the Company’s shares become delisted, the fair value of the warrants based on the Black-Scholes-Merton option pricing model was recorded as a liability and the Company updated its estimate of the fair value of the warrant liabilities in each reporting period as new information became available and any gains or losses resulting from the changes in fair value from period to period were included as other income (expense).

On September 8, 2009, the Company received a delisting notice from the Staff of The NASDAQ Stock Market indicating that the Company has failed to regain compliance with NASDAQ listing requirements and that trading of its common stock on the NASDAQ Capital Market would be suspended effective at the opening of business on September 10, 2009.  In accordance with the terms of the warrants issued to Deerfield in connection with the October 2007 loan facility agreement, Deerfield had previously notified the Company of its intention to require the Company to redeem the warrants upon such suspension.  However, pursuant to the terms of a September 3, 2009 letter agreement, Deerfield and the Company agreed that, in lieu of satisfying the warrant redemption price of approximately $3.87 million in cash, the Company could satisfy such obligation at Deerfield’s election as follows:

•
upon the completion by the Company of a “Qualified Financing” at any time or from time to time on or prior to June30, 2010, by the issuance to Deerfield of the same type of securities that Deerfield would have received had the redemption price been invested in such financing; or

•
on any date on or prior to July 1, 2010 specified in a written notice by Deerfield to the Company, by the issuance to Deerfield of shares of the Company’s common stock equal to the redemption price divided by the lesser of $.60 or the average closing sale price of the common stock during the 10 trading days immediately preceding the date of such notice.

The Company satisfied the warrant redemption price by issuing to Deerfield securities in connection with its October 2009 private placement.  See “Note 12. Subsequent Events.”

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued an amendment to ASC 825, entitled “Interim Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this amendment, fair values for these assets and liabilities were only disclosed annually. This amendment applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This amendment was effective for interim periods ending after June 15, 2009. This amendment does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this amendment requires comparative disclosures only for periods ending after initial adoption. The adoption did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” or ASC 855, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification TM, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now nonauthoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s consolidated financial statements. The ASC is updated through the FASB’s issuance of Accounting Standard Updates, or ASUs. Summarized below are recently issued accounting pronouncements as described under the new ASC structure.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements

NOTE 4.  FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield agreed to lend to the Company an aggregate principal amount of up to $30 million. Of the total $30 million funds committed pursuant to the loan agreement, $20 million is available for disbursement in four installments every six months commencing October 30, 2007.  As of September 30, 2009, the Company had drawn down the entire $20 million pursuant to these funds.  The remaining $10 million is subject to disbursement in three installments upon the achievement of clinical development milestones relating to the Company’s Marqibo and Menadione product candidates, of which it has drawn down $7.5 million as of September 30, 2009. Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and the Company must repay all outstanding principal and interest owing under the loan agreement no later than October 30, 2013. The Company is also required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%. In accordance with and upon execution of the loan agreement, the Company paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.  The Company’s obligations under the loan are secured by all of its current and future assets, both tangible and intangible. The effective interest rate on the $20 million of principal that were disbursable on the six month installments, including discount on debt, is approximately 18.0%.  The effective interest rate on the $7.5 million of principal payable related to the achievement of development milestones, including discount on debt, is approximately 11.6%.  As of September 30, 2009, the Company had accrued $0.7 million in interest payable that was paid in October 2009.

As additional consideration for the loan, on October 30, 2007, the Company issued to Deerfield two series of 6-year warrants to purchase an aggregate of 5,225,433 shares of our common stock at an exercise price of $1.31 per share (subject to adjustment for stock splits, combinations and similar events), which represented the closing bid price of the Company’s common stock as reported on the Nasdaq Global Market on the issuance date. One series of such warrants initially represented the right to purchase 4,825,433 shares, which equaled 15% of the Company’s outstanding common stock as of October 30, 2007. These warrants contained an anti-dilution feature so that, as the Company issued additional shares of its common stock during the term of the warrants, the number of shares purchasable under this series was automatically increased so that they always represented 15% of the Company’s then outstanding common stock. The exercise price for any incremental shares that became purchasable due to this feature remained fixed at $1.31 per share. The second series of warrants, representing the right to purchase an aggregate of 400,000 shares of common stock, was identical in form except that it did not contain such anti-dilution feature. When the Company drew down the $7.5 million of funds conditioned upon the achievement of clinical development milestones relating to the Marqibo and Menadione programs on October 14, 2008, it was required to issue to Deerfield additional warrants to purchase 850,136 shares of common stock, which represented 2.625% of the total shares of common stock then outstanding. The October 2008 warrants contained the same anti-dilution feature as those issued by the Company on October 30, 2007.

As of September 30, 2009, all warrants issued to Deerfield had been redeemed by the Company and the satisfaction of this redemption obligation of $3.87 million was payable in the Company’s securities pursuant to the terms of a September 3, 2009 agreement between Deerfield and the Company. In accordance with the terms of the warrants, Deerfield required the Company to redeem the warrants upon the suspension of trading on the NASDAQ Capital Market of the Company’s common stock on September 8, 2009.   See Note 2 for additional details.  The Company recognized additional loss on the revaluation of the liability associated with the redemption of these warrants in the three months ending September 30, 2009.  This liability was satisfied as part of the Company’s private placement which closed on October 8, 2009, pursuant to which the Company issued 12,906,145 shares of common stock and seven-year warrants to purchase an additional 1,290,613 shares of common stock at an exercise price of $0.60 per share to Deerfield.  See “Note 12. Subsequent Events” for further discussion.

If the Company draws down the remaining funds conditioned upon the achievement of clinical development milestones, it will be required to issue to Deerfield additional warrants to purchase up to an additional 0.875% of its then outstanding common stock, which warrants will contain the same anti-dilution feature as those issued by the Company on October 30, 2007 and October 14, 2008.  The Company does not anticipate achieving this milestone prior to the middle of 2010.

As of September 30, 2009, the Company had drawn down $27.5 million of the entire $30 million loan facility, which represented the entire amount available based on installments and clinical development milestones achieved related to the Marqibo and Menadione programs.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Summary of Notes Payable. On November 1, 2007, the Company drew down $7.5 million of the $30.0 million in total loan proceeds available. On October 14, 2008 and November 12, 2008, the Company drew down an additional $12.5 million and $2.5 million, respectively.  The Company is not required to pay back any portion of the principal amount until October 30, 2013. Of the $12.5 million borrowed on October 14, 2008, $7.5 million related to development milestones the Company had previously achieved and was subsequently entitled to draw down additional funds pursuant to the Deerfield agreement.  These warrants contained an anti-dilution feature that provided Deerfield with the right to purchase shares of the Company’s common stock equal to 2.625% of the total shares outstanding.  Upon issuance of these shares, the fair value of the warrants was determined and included as additional discount on the debt to Deerfield.  Because the Company issued the warrants pursuant to the loan, the Company recognized a discount on the note.  On May 20, 2009, the Company drew down $5.0 million which was available pursuant to the terms of the loan agreement.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the nine months ended September 30, 2009 and 2008:

	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at September 30,
2009
Notes payable	$22,500,000	$5,000,000	$—	$—	$27,500,000
Discount on debt	(5,648,459)	—	—	530,806	(5,117,653)
Carrying value	$16,851,541				$22,382,347

2008
Notes payable	$7,500,000	$—	$—	$—	$7,500,000
Discount on debt	(5,474,376)	—	—	164,092	(5,310,284)
Carrying value	$2,025,624				$2,189,716

A summary of the debt issuance costs and changes during the periods ending September 30, 2009 and 2008 is as follows:

	Deferred Transaction Costs on January 1,	Amortized Debt Issuance Costs	Deferred Transaction Costs on September 30,

2009	$1,361,356	$(120,878)	$1,240,478

2008	$1,423,380	$(28,084)	$1,395,296

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

On October 2, 2009, the Company’s Board of Directors adopted amendments to the 2003 Plan and 2004 Plan.  Pursuant to the amendments, the number of shares of common stock authorized for issuance under the 2003 Plan was reduced from 1,410,068 to 668,342, of which 399,664 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 268,678 shares have previously been issued under the 2003 Plan.  Similarly, the number of shares of common stock authorized for issuance under the 2004 Plan was reduced from 7,000,000 to 5,013,257, of which 4,545,661 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 467,596 shares have previously been issued under the 2004 Plan.

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

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock Options. The following table summarizes information about stock options outstanding at September 30, 2009 and changes in outstanding options in the nine months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2009	4,470,871	$2.36
Options granted	1,285,000	0.16
Options cancelled	(570,833)	2.30
Options exercised	—	—
Outstanding September 30, 2009	5,185,038	1.82	7.82	$569,036
Exercisable at September 30, 2009	2,631,867	$2.74	6.91	$40,794

Total share-based compensation expense was approximately $1.0 million and $1.9 million related to employee stock options recognized in the operating results for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.07 - $ 0.14	1,155,505	$0.14	9.1 yrs	70,505	$0.07
$0.21 - $ 1.18	2,126,045	0.98	8.1 yrs	946,378	1.00
$1.33 - $ 2.41	1,065,988	1.68	6.9 yrs	864,652	1.68
$4.51 - $ 10.98	837,500	6.45	6.7 yrs	750,332	6.41
$0.07 - $10.98	5,185,038	$1.82	7.8 yrs	2,631,867	$2.74

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of our common stock. The price of each share will not be less than the lower of 85% of the fair market value of our common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of our common stock on the last trading day of the purchase period. A total of 750,000 shares of common stock were initially reserved for issuance under the 2006 Plan.  As of September 30, 2009, there were 421,504 shares available for issuance under this plan.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee stock options
Risk-free interest rate	1.90%	2.65%	1.90%	2.65%
Expected life (in years)	5.5 – 6.0	6.0	5.5 – 6.0	5.5 – 6.0
Volatility	0.85	0.9	0.85 – 0.95	0.9
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	0.27 - 1.11%	3.05-3.49%	0.27 - 1.11%	3.05-49%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	1.73 – 2.45	0.75-0.80	1.30 – 2.45	0.75-0.80
Dividend Yield	0%	0%	0%	0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and we use the assumptions as allowed by ASC 718, Compensation – Stock Compensation.  As allowed by ASC 718-10-55, companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of three companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data. As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, Share-Based Payment, it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, the Company currently estimates that 22% annually of its stock options awarded will be forfeited.

Warrants. As of September 30, 2009, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expired in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April 2010. Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October 2010.  On August 24, 2009, Deerfield notified the Company that it was electing to require the Company to redeem 6,142,754 warrants, which constituted all warrants issued and outstanding to Deerfield on such date.  As of September 30, 2009, all warrants issued to Deerfield had been redeemed by the Company and the satisfaction of this redemption obligation of $3.87 million was payable in the Company’s securities pursuant to the terms of a September 3, 2009 agreement between Deerfield and the Company.  See Note 2 for additional details. The following table summarizes the warrants outstanding as of September 30, 2009 and the changes in outstanding warrants in the period then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2009	8,123,956	$1.83
Warrants granted	34,699	1.31
Warrants cancelled	(258,927)	1.85
Warrants redeemed	(6,142,754)	1.31
Warrants outstanding September 30, 2009	1,756,974	$3.65

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table represents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

Assets	Level 1	Level 2	Level 3	Total
Money market funds	$55,702	$—	$—	$55,702
Available-for-sale equity securities	104,000	—	—	104,000
Total	$159,702	$—	$—	$159,702

Liabilities	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	—	$3,899,699	$3,899,699
Total	$—	$—	$3,899,699	$3,899,699

A summary of the activity of the fair value of the Level 3 liabilities is as follows:

	Beginning Value of Level 3 Liabilities	Realized (Gain)/Loss on Change in Fair Value of Level 3 Liabilities	Ending Fair Value of Level 3 Liabilities
For the period ended September 30, 2009	$1,450,479	$2,449,220	$3, 899,699

For the period ended September 30, 2008	$4,232,355	$(2,199,832)	$2,032,523

Inclusive in the activity above, the Company recognized a loss of $0.3 million and a gain of $0.4 million for the three months ended September 2009 and 2008, respectively.  All level 3 liabilities relate to the obligation to Deerfield pursuant to the warrants issued under the loan facility agreement.  The contractual amount of this liability at September 30, 2009 was $3,87 million.

NOTE 7. AVAILABLE-FOR-SALE SECURITIES

On September 30, 2009, the Company had $104,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in 2004 in conjunction with a licensing transaction.

During the nine months ended September 30, 2009, the Company recorded an unrealized loss of $24,000, compared to an unrealized gain of $84,000 and a realized loss of $108,000 for the nine months ended September 30, 2008.  The following table summarizes the NovaDel shares classified as available-for-sale securities during the nine months ended September 30, 2009 and 2008:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

Nine months ended September 30, 2009	$128,000	$(24,000)	$—	$104,000

Nine months ended September 30, 2008	$96,000	$84,000	$(108,000)	$72,000

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Trade accounts payable	$1,337,653	$457,725
Clinical research and other development related costs	738,192	2,554,374
Accrued personnel related expenses	169,821	549,469
Interest payable	682,753	478,332
Accrued other expenses	258,978	185,963
Total	$3,187,397	$4,225,863

NOTE 9. COMMITMENTS

Employment Agreements.   On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.5 million at September 30, 2009.

Lease. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. Effective June 24, 2009, the Company entered into a further amendment to the sublease, which extended the term of the lease through March 2011 and reduced the monthly lease payments from $2.80 per square foot to $2.45 per square foot for the eleven month period from July 2009 through May 2010 and reduced the lease payments from $2.90 per square foot to $1.95 per square feet for the ten month period from June 2010 through March 2011.  The total cash payments due for the duration of the sublease equaled approximately $0.7 million at September 30, 2009.

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

NOTE 11. AMENDMENT TO TEKMIRA LICENSE AGREEMENT

On June 2, 2009, the Company and Tekmira executed an amendment to the license agreement originally entered into on May 6, 2006 and which was amended on April 30, 2007 (the “Agreement”).  The amendment, which was effective on May 27, 2009, makes the following material amendments to the Agreement:

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

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through November 12, 2009, the filing date with the SEC.  No material subsequent events occurred that have not been previously discussed or included in the financial statements or the notes to the financial statements for this Form 10-Q for the period ending September 30, 2009, except as set forth below.

On October 2, 2009, the Company’s Board of Directors adopted amendments to the 2003 Plan and 2004 Plan (See Note 5).  Pursuant to the amendments, the number of shares of common stock authorized for issuance under the 2003 Plan was reduced from 1,410,068 to 668,342, of which 399,664 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 268,678 shares have previously been issued under the 2003 Plan.  Similarly, the number of shares of common stock authorized for issuance under the 2004 Plan was reduced from 7,000,000 to 5,013,257, of which 4,545,661 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 467,596 shares have previously been issued under the 2004 Plan.

On October 7, 2009, the Company entered into a securities purchase agreement with a number of accredited investors pursuant to which it agreed to sell in a private placement an aggregate of 54,593,864 units of its securities. Each unit consisted of either (i) one share of the Company’s common stock plus a seven-year warrant to purchase one-tenth of one additional share of common stock at an exercise price of $0.60 per share (referred to in the purchase agreement as a Series B Warrant), or (ii) a seven-year warrant to purchase, at an exercise price of $0.01 per share, one share of common stock (referred to in the purchase agreement as a Series A Warrant), plus a Series B Warrant to purchase one-tenth of one share of common stock.  The purchase price per unit was $0.30, except that to the extent an investor purchased units that included the Series A Warrants, the purchase price was reduced to $0.29 to give effect to the additional $0.01 that would be paid upon exercise of the Series A Warrants.  Pursuant to the purchase agreement, the Company sold an aggregate of 43,562,142 units consisting of an equal number of shares of common stock and Series B Warrants to purchase 4,356,212 additional shares of common stock, and 11,031,722 units consisting of Series A Warrants to purchase an equal number of shares of common stock and Series B Warrants to purchase 1,103,170 additional shares of common stock.  The aggregate purchase price for all securities sold under the purchase agreement was approximately $16.27 million, before deducting expenses.  Of this total amount, approximately $12.4 million was paid in cash and approximately $3.87 million represented the satisfaction of an outstanding obligation that the Company owed to Deerfield.  See Note 4 for further discussion.  The net proceeds available to the Company for operations from this financing transaction were approximately $11.7 million.  Pursuant to the purchase agreement, the Company agreed to use the proceeds from the sale of these securities solely for the clinical and regulatory development of is Marqibo program.

Pursuant to a September 2009 agreement entered into between the Company and Deerfield, and in full satisfaction of the redemption obligation (See Note 4), Deerfield received 12,906,145 units consisting of an equal number of shares of common stock and Series B Warrants to purchase 1,290,613 additional shares of common stock (the “Deerfield Warrant Redemption Securities”) in the private placement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2008 Form 10-K and Item 1A of Part II of this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements .

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

•
Menadione Topical Lotion, a novel supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI), a type of anti-cancer agent used in the treatment of certain cancers.

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

Share-Based Compensation

We have adopted revised authoritative guidance related to stock-based compensation under FASB ASC TOPIC 718 Compensation – Stock Compensation .  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the operating expense for each reporting period.  See Note 5 of our unaudited condensed financial statements included elsewhere in this Form 10-Q for further information regarding the required disclosures related to share-based compensation.

Warrant Liabilities and Payment of Redemption Price

On October 30, 2007, we entered into a loan facility agreement with Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited and Deerfield Private Design International, L.P. (“Deerfield”). As partial consideration for the loan, we also issued to Deerfield warrants to purchase shares of our common stock. Certain of these warrants included an anti-dilution feature. This feature required that, as we issued additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series was automatically increased so that they always represented a fixed percentage of our then outstanding common stock. Because the warrants were redeemable if certain events occurred, we recorded the fair value of the warrants as a liability, updating our estimate of the fair value of the warrant liabilities in each reporting period as new information became available and any gains or losses resulting from the changes in fair value from period to period being included as other income/(expense).  See Note 4 of our unaudited condensed financial statements included elsewhere in this Form 10-Q for further information regarding the warrant liabilities.

On September 8, 2009, we received a notice from the Staff of The NASDAQ Stock Market indicating that we has failed to regain compliance with NASDAQ listing requirements and that trading of our common stock on the NASDAQ Capital Market would be suspended effective at the opening of business on September 10, 2009.  In accordance with the terms of the warrants issued pursuant to the October 2007 loan agreement, Deerfield had previously notified us of its intention to require us redeem the warrants, upon such suspension.  However, pursuant to the terms of a September 3, 2009 letter agreement, we and Deerfield agreed that, in lieu of satisfying the warrant redemption price of approximately $3.87 million in cash, we could satisfy such obligation at Deerfield’s election as follows:

•
upon the completion by us of a “Qualified Financing” at any time or from time to time on or prior to June 30, 2010, by the issuance to Deerfield of the same type of securities that Deerfield would have received had the redemption price been invested in such financing; or

•
on any date on or prior to July 1, 2010 specified in a written notice by Deerfield to we, by the issuance to Deerfield of shares of our common stock equal to the redemption price divided by the lesser of $.60 or the average closing sale price of the common stock during the 10 trading days immediately preceding the date of such notice.

We satisfied the warrant redemption price by issuing to Deerfield securities in connection with our October 2009 private placement.  See “Note 12. Subsequent Events” of the unaudited condensed financial statements included in this report

Licensed In-Process Research and Development

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

Recent Accounting Pronouncements

Refer to “Note 3. Recent Accounting Pronouncements” in the accompanying notes to the unaudited condensed financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

General and administrative expenses. For the three months ended September 30, 2009, general and administrative, or G&A, expense was $0.8 million, as compared to $1.0 million for the three months ended September 30, 2008.  The decrease of $0.2 million is due to decreased personnel related expenses of $0.1 million and decreased professional and outside expenses of $0.1 million.

The $0.1 million decrease in employee-related expenses includes:

•	a decrease in employee related share-based compensation expense due to decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price; and

•	a decrease in salary and benefits, due mainly to the reduction in headcount and decreased compensation measures.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended September 30, 2009 and 2008.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	For the three months ended September 30,
	2009	2008
R&D Expenses	($ in thousands)		Percentage Change
Marqibo	$1,518	$1,054	44%
Menadione	(81)	834	NA
Brakiva	100	44	127%
Alocrest	4	164	-98%
Discontinued/out-licensed product candidates	0	(10)	NA
Total third party costs	667	517	29%
Allocable costs and overhead	237	356	-33%
Personnel related expense	995	1,127	-12%
Share-based compensation expense	203	261	-22%
Total research and development expense	$3,643	$4,347	-16%

Marqibo.   In the three months ended September 30, 2009, we continued enrollment in our Phase 2, registration-enabling, open-label trial in relapsed adult ALL, or rALLy study, and our pilot Phase 2 trial in metastatic uveal melanoma. Marqibo costs increased by $0.4 million compared to the same period in 2008, mostly related to increased spending on the rALLy and uveal melanoma trials.  We completed target enrollment in both of these trials in 2009.  We plan to initiate a confirmatory trial in 2011 and we also intend to file an NDA for accelerated approval in the ALL indication by mid 2010, pending the results of our Phase 2 study in relapsed adult ALL.  We expect to spend approximately $5.0 million on external project costs relating to Marqibo in fiscal 2009, including the amounts expended in the first nine months of 2009.  We estimate that we will need to expend at least an additional $8 million to obtain accelerated approval and an aggregate of approximately $45 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  Through September 30, 2009, we have spent approximately $12.3 million on the development of Marqibo.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

Menadione.  In the three months ended September 30, 2009, we continued enrollment in our Phase 1 clinical trials in Menadione in cancer patients which we plan to complete by early 2010.  For the three months ended September 30, 2009, Menadione costs decreased by $0.9 million compared to the same period in 2008, including a credit to expense due to a reduction of estimated accrued expenses related to our Phase 1 clinical trial in Menadione.  The decrease was due to lower spending on the Phase 1 clinical trial as we reduced our costs to outside service providers for the study and decreased manufacturing expenses.  As this drug candidate is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. Including the amounts expended in the first nine months of 2009, we expect to spend approximately $0.8 million on external project costs relating to Menadione in 2009, and we estimate that we will need to expend at least an aggregate of approximately $40 million of additional funds in order for us to obtain full FDA approval for Menadione, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  Through September 30, 2009, we have spent approximately $6.5 million on the development of Menadione.  We expect that it will take approximately four to five years until we will have completed development and obtained FDA approval, if ever. Per the terms of the securities purchase agreement dated October 7, 2009, we agreed to use the proceeds of the sale of those securities solely for the clinical and regulatory development of our Marqibo program. As such, future development of Menadione is contingent on obtaining additional funding, if any such funding is available in the future.

Brakiva.   We initiated a Phase 1 clinical trial in November 2008 and continued enrollment in the nine months ended September 30, 2009.   For the three months ended September 30, 2009, Brakiva costs increased by $0.1 million compared to the same period in 2008.  The increase was due to increased spending on clinical trial costs for the Phase 1 trial.  We plan to complete enrollment in this clinical trial in 2010 and expect that we will expend approximately $0.5 million in 2009, including the amounts expended in the first nine months of 2009.  We are exploring options for further development of Brakiva beyond the phase 1 trial.  As this drug candidate is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.  Through September 30, 2009, we have spent approximately $3.8 million on the development of Brakiva.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2009.  Through September 30, 2009, we have spent approximately $3.5 million on the development of Alocrest.  For the three months ended September 30, 2009, Alocrest costs decreased by $0.2 million.  The decrease was due to the decreased cost of the Phase 1 clinical trial that finished enrollment in 2008.

Discontinued/Out-licensed projects.   In the three months ended September 30, 2009, we did not pursue development on our discontinued/out-licensed product candidates, which includes Zensana (our rights to which were sublicensed in July 2007), IPdR (program terminated in 2006) and Talvesta (program terminated in 2007).  We may incur only incidental expenses in 2009 related to the continued disposition of these terminated products.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates decreased in the three months ended September 30, 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our R&D functions including data management, regulatory and clinical development.  We expect these costs to remain low in 2009 compared to 2008 as we seek to reduce external costs in order to reduce our cash burn rate.  If we are able to obtain our desired funding, we expect these costs to rise in the next twelve months as we finish the rALLy study in Marqibo and prepare for the confirmatory study for Marqibo as well as prepare for a possible NDA submission for Marqibo in the ALL indication.  Allocable costs decreased slightly as a result of cost-cutting measures that we pursued.  We expect these costs to decrease in 2009 compared to 2008.  Personnel related costs increased slightly in the three months ended September 30, 2009 and we expect these costs to remain slightly higher in 2009 due to certain executive positions that have been filled in later 2008 and early 2009.  Stock compensation expense decreased the value of options issued in recent periods is less than those issued in previous periods.  We expect share-based compensation will continue to decrease until our stock price increases or the amount of options issued increases.

Interest income. For the three months ended September 30, 2009, interest income was less than $1,000 compared to interest income of $0.04 million for the three months ended September 30, 2008. The change is a result of decreased cash balances in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the three months ended September 30, 2009, interest expense was $0.9 million as compared to interest expense of $0.3 million for the three months ended September 30, 2008. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of warrant liabilities. For the three months ended September 30, 2009, we recognized a loss related to the change in fair market value of the liability related to certain warrants issued to Deerfield as part of our October 2007 loan agreement of $0.3 million. In the three months ended September 30, 2008, we recognized a gain on this warrant liability of approximately $0.4 million.  The value of these warrants was largely dependent on the price of our common stock, and as our stock price increased, increased, causing us to recognize a loss. Similarly, as our stock price decreased, the value of these warrants decreased, causing us to recognize a gain. As of September 30, 2009, all warrants issued to Deerfield had been redeemed by the Company. See Note 4 of our unaudited condensed financial statements included elsewhere in this Form 10-Q for further information regarding the Deerfield loan agreement.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

General and administrative expenses. For the nine months ended September 30, 2009, general and administrative, or G&A, expense was $2.8 million, as compared to $4.6 million for the nine months ended September 30, 2008.  The decrease of $1.8 million is due to decreased personnel related expenses of $1.2 million, decreased costs for outside services and professional services of $0.4 million and decreased allocable expenses of $0.2 million.

The $1.2 million decrease in employee-related expenses includes:

•
a decrease of $0.9 million in employee related share-based compensation expense due to decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price and

•	a decrease of $0.3 million in salary and benefits, due mainly to the reduction in headcount and decreased compensation measures.

The $0.4 million decrease in outside services and professional fees includes:

•	a decrease of $0.2 million in market research on our leading product candidates and

•	a decrease of $0.2 million in legal, accounting and other consulting fees.

The $0.2 million decrease of allocable expenses is mainly a result of cost reduction measures undertaken by the Company to decelerate our cash burn.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the nine months ended September 30, 2009 and 2008.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	For the nine months ended September 30,
	2009	2008
R&D Expenses	($ in thousands)		Percentage Change
Marqibo	$4,097	$3,047	34%
Menadione	492	1,650	-70%
Brakiva	324	896	-64%
Alocrest	(4)	584	NA
Discontinued/out-licensed product candidates	2	(20)	NA
Total third party costs	1,715	1,984	-14%
Allocable costs and overhead	842	1,085	-23%
Personnel related expense	3,434	3,335	3%
Share-based compensation expense	466	470	-1%
Total research and development expense	$11,368	$13,031	-13%

Marqibo.   For the nine months ended September 30, 2009, Marqibo costs increased by 1.1 million compared to the same period in 2008, mostly related to increase spending on the rALLy and uveal melanoma trials.

Menadione For the nine months ended September 30, 2009, Menadione costs decreased by $1.2 million.  The decrease was due to lower spending on the Phase 1 clinical trial as we reduced our costs to outside service providers for the study and decreased manufacturing expenses.

Brakiva.   For the nine months ended September 30, 2009, Brakiva costs decreased by $0.6 million.  The decrease was due to lower spending on manufacturing the drug as most manufacturing for the Phase 1 trial was performed in 2008.

Alocrest.   For the nine months ended September 30, 2009, Alocrest costs decreased by $0.6 million.  The decrease was due to the decreased cost of the Phase 1 clinical trial that finished enrollment in 2008

Discontinued/Out-licensed projects.   We did not pursue development on our discontinued/out-licensed product candidates in the nine months ended September 30, 2009, which includes Zensana which was out-licensed in 2007, and IPdR and Talvesta, which were terminated in 2006 and 2007, respectively.  We may incur only incidental expenses in 2009 related to the continued disposition of these terminated products.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates decreased by $0.3 million in the nine months ended September 30, 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our R&D functions including data management, regulatory and clinical development.  We expect these costs to remain low in 2009 compared to 2008 as we seek to reduce external costs in order to reduce our cash burn rate.  If we are able to obtain our desired funding, we expect these costs to rise in the next twelve months as we finish the rALLy study in Marqibo and prepare for the confirmatory study for Marqibo as well as prepare for a possible NDA submission for Marqibo in the ALL indication.

Allocable costs decreased by $0.2 million as a result of cost-cutting measures that we have pursued.  We expect these costs to continue to decrease in 2009 compared to 2008.

Personnel related costs increased by $0.1 million in the nine months ended September 30, 2009 and we expect these costs to remain slightly higher in 2009 due to certain executive positions that have been filled in later 2008 and early 2009.

 While share-based compensation was roughly flat for the nine months ended September 30, 2009 compared to the same period in 2008, we expect share-based compensation will decrease in the future until our stock price increases or the amount of options issued increases.

Interest income. For the nine months ended September 30, 2009, interest income was approximately $13,000 compared to interest income of $0.3 million for the nine months ended September 30, 2008. The change is a result of decreased cash balances in our interest bearing accounts as well as decreasing interest rates.

Interest expense. For the nine months ended September 30, 2009, interest expense was $2.5 million as compared to interest expense of $0.8 million for the nine months ended September 30, 2008. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of warrant liabilities. For the nine months ended September 30, 2009, we recognized a loss related to the change in fair market value of the liability related to certain warrants, pursuant to the warrants issued to Deerfield as part of the Facility Loan of $2.4 million. See Note 4 of our unaudited condensed financial statements included elsewhere in this Form 10-Q for further information regarding the Deerfield loan agreement. In the nine months ended September 30, 2008, we recognized a gain on this warrant liability of approximately $2.2 million.  The value of these warrants was largely dependent on the price of our common stock, and as our stock price increased, increased, causing us to recognize a loss. Similarly, as our stock price decreased, the value of these warrants decreased, causing us to recognize a gain. As of September 30, 2009, all warrants issued to Deerfield had been redeemed by us. See Note 4 for additional details.

Impairment on investments.   For the nine months ended September 30, 2009, we did not recognize any impairment on our available-for-sale securities.  For nine months ended September 30, 2008, we recognized an other-than-temporary impairment in the available-for-sale securities of $108,000.

Liquidity and Capital Resources

As of September 30, 2009, we had aggregate cash and cash equivalents and available-for-sale securities of $3.1 million. In connection with our October 2009 private placement, described below, we received net cash proceeds of approximately $11.7 million after expenses. In addition, pursuant to the Deerfield loan facility, we have $2.5 million that may become available to us if we achieve a certain milestone in the development of our product candidate Menadione.  However, we do not anticipate achieving this milestone by the middle of 2010, unless we are able to obtain additional capital by such time.  We have drawn down $27.5 million of the total $30 million available under the loan facility agreement.

Through September 30, 2009, we have an accumulated deficit of $130.1 million.  Management expects this deficit to increase in future periods as we continue to develop our product candidates.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2009, a significant portion of our financing has been and will continue to be through private placements of common stock, preferred stock and debt financing.

On October 7, 2009, we entered into a securities purchase agreement with a number of accredited investors pursuant to which we agreed to sell in a private placement an aggregate of 54,593,864 units of our securities. Each unit consisted of either (i) one share of our common stock plus a seven-year warrant to purchase one-tenth of one additional share of common stock at an exercise price of $0.60 per share (referred to in the purchase agreement as a Series B Warrant), or (ii) a seven-year warrant to purchase, at an exercise price of $0.01 per share, one share of common stock (referred to in the purchase agreement as a Series A Warrant), plus a Series B Warrant to purchase one-tenth of one share of common stock. The purchase price per unit was $0.30, except that to the extent an investor purchased units that included the Series A Warrants, the purchase price was reduced to $0.29 to give effect to the additional $0.01 that would be paid upon exercise of the Series A Warrants.  Pursuant to the purchase agreement, we sold an aggregate of 43,562,142 units consisting of an equal number of shares of our common stock and Series B Warrants to purchase 4,356,212 additional shares of common stock, and 11,031,722 units consisting of Series A Warrants to purchase an equal number of shares of common stock and Series B Warrants to purchase 1,103,170 additional shares of common stock.  The aggregate purchase price for all of the securities sold under the purchase agreement was approximately $16.27 million, before deducting expenses. Of this total amount, approximately $12.4 million was paid in cash and approximately $3.87 million represented the satisfaction of an outstanding obligation that we owed to Deerfield.  See Note 4 of our unaudited condensed financial statements included elsewhere in this Form 10-Q for further discussion.  The net cash proceeds available to us for operations from this financing transaction were approximately $11.7 million.  Pursuant to the purchase agreement, we agreed to use the proceeds from the sale of these securities solely for the clinical and regulatory development of our Marqibo program.

We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs which raises substantial doubt about our ability to continue operating as a going concern.  Given the current and desired pace of clinical development of our product candidates, we estimate that we only have sufficient cash on hand to fund clinical development into mid-2010.  We will be required to raise additional capital in 2010 in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our product candidates.  There can be no assurance that such capital will be available to us on favorable terms or at all, particularly in light of the general economic conditions, which have severely limited our access to the capital markets. We will need additional financing thereafter until we can achieve profitability, if ever. If we were to raise funds in the future through the sale of our common stock, we would need shareholder approval to authorize the issuance of additional common stock beyond the currently authorized 100,000,000 shares.

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

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, over the next 12 months we expect to spend approximately between $16.0 million and $18.0 million on clinical development (including milestone payments that we expect to be triggered under the license agreements relating to our product candidates).  We expect to spend approximately $3.5 million on general corporate and administrative expenses as well as $0.5 million on facilities and rent.

We believe that our cash, cash equivalents and marketable securities, which totaled $12.9 million after giving effect to our October 2009 private placement, will be sufficient to meet our anticipated operating needs through the first half of 2010 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study.  Pursuant to the terms of the October 2009 private placement, we agreed to use those proceeds solely for the clinical and regulatory development of our Marqibo program. Future development of our other products, including Menadione, is therefore contingent on obtaining additional financing. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) under the caption “Item 1A. Risk Factors,”  If any of the risks described below or in our 2008 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.
Moreover, the risks described below and in our 2008 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Because our common stock is primarily traded on the OTC Bulletin Board, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

We were delisted from the Nasdaq Capital Market in September 2009 and trading in our common stock has since been conducted on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of us by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and asked prices for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1
Agreement dated September 3, 2009 by and among Hana Biosciences, Inc., Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 9, 2009)

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

HANA BIOSCIENCES, INC.

Dated: November 12, 2009	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: November 12, 2009	By:	/s/ John P. Iparraguirre
John P. Iparraguirre Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).