Form 10-K
period 2009-12-31
Hana Biosciences Inc
filed 2010-03-25
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,282,141 as of June 30, 2009, based on the last sale price of the registrant’s common stock as reported on the OTC Bulletin Board on such date..
As of March 24, 2010, there were 79,649,976 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2010 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2009.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions

•	the effect of potential strategic transactions on our business;

•	our ability to attract and retain key personnel;

•	the volatility of our stock price; and

•	other risks and uncertainties detailed in “ Risk Factors ” in Item 1A if this report.

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

References to the “Company,” “Hana,” the “Registrant,” “we,” “us,” or “our” in this Annual Report on Form 10-K refer to Hana Biosciences, Inc., a Delaware corporation, unless the context indicates otherwise. Marqibo® is our U.S. registered trademark for our vincristine sulfate liposomes injections product candidate. Alocrest™ and Brakiva™ are our trademarks for our vinorelbine liposomes injection and topotecan liposomes injection product candidates, respectively. Optisome™ is our trademark for our liposome encapsulation technology, which we currently utilize with respect to our Marqibo, Alocrest and Brakiva product candidates. We have applied for registration for our Alocrest, Brakiva and Optisome trademarks, and for our Hana Biosciences logo, in the United States. All other trademarks and trade names mentioned in this Annual Report on Form 10-K are the properties of their respective owners.

PART I

ITEM 1.         BUSINESS

Overview

We are a South San Francisco, California-based biopharmaceutical company dedicated to developing and commercializing new and differentiated cancer therapies designed to improve and enable current standards of care.  Our two lead product candidates target large markets.  We are developing Marqibo for the treatment of acute lymphoblastic leukemia and other blood cancers including lymphoma.  Menadione topical lotion is a first-in-class compound that we are developing for the potential prevention and/or treatment of skin toxicity associated with epidermal growth factor receptor inhibitors.  We have additional pipeline opportunities that, like Marqibo, we believe may improve delivery and enhance the therapeutic benefits of well-characterized, proven chemotherapies and enable high potency dosing without increased toxicity.

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. Our telephone number is (650) 588-6404 and our Internet address is www.hanabiosciences.com .. We were originally incorporated under Delaware law in 2002 under the name Hudson Health Sciences, Inc. In July 2004, we acquired Email Real Estate.com, Inc., a Colorado corporation and public shell company in a reverse acquisition.  In September 2004, we reincorporated under Delaware law under the name Hana Biosciences, Inc.

Our Research and Development Programs

We currently have rights to the following product candidates in various stages of development.

•
Marqibo® (vincristine sulfate liposomes injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL.

•
Menadione Topical Lotion, a novel supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.

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

Pursuant to a license agreement originally entered into with NovaDel Pharma, Inc. in October 2004, we also maintain certain rights to Zensana (ondansetron HCI) Oral Spray, which is being developed to alleviate chemotherapy and radiation-induced and post-operative nausea and vomiting.  In July 2007, we sublicensed our rights to develop and commercialize Zensana to Par Pharmaceutical, Inc. in exchange for upfront payment and other future consideration, including royalties.

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

According to the American Cancer Society, nearly 1.5 million new cases of cancer were expected to be diagnosed in 2009 in the United States alone. Cancer is the second leading cause of death, after heart disease, in the United States, and was expected to account for more than 562,000 deaths in 2009.    Major cancer treatments include surgery, radiotherapy and chemotherapy. Supportive care, such as blood cell growth factors, represents another major segment of the cancer treatment market. There are many different drugs that are used to offer supportive care and to treat cancer, including cytotoxics or antineoplastics, hormones and biologics. Major categories include:

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

•
Supportive care. Cancer treatment can include the use of chemotherapy, radiation therapy, biologic response modifiers, surgery or some combination of these or other therapeutic options. All of these treatment options are directed at killing or eradicating the cancer that exists in the patient’s body. Unfortunately, the delivery of many cancer therapies adversely affects the body’s normal organs. These complications of treatment or side effects not only cause discomfort, but may also prevent the optimal delivery of therapy to a patient at its maximal dose and time.  Our product candidate Menadione Topical Lotion is a supportive care product candidate designed to treat and prevent skin toxicities associated with the use of EGFRIs, a class of anti-cancer agents.

Our Strategy

We are a committed to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care. Key aspects of our strategy include:

•
Focus on developing innovative cancer therapies. We focus on oncology product candidates in order to capture efficiencies and economies of scale. We believe that drug development for cancer markets is particularly attractive because relatively small clinical trials can provide meaningful information regarding patient response and safety. Our main focus is the development of Marqibo, our lead product candidate.

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

Product Pipeline

Background of Optisomal Targeted Drug Delivery

Optisomal encapsulation is a novel method of liposomal drug delivery, which is designed to significantly increase tumor targeting and duration of exposure for cell-cycle specific anticancer agents. Optisomal drug delivery consists of using a generic FDA-approved cancer agent, such as vincristine, encapsulated in a lipid envelope composed of a unique, sphingomyelin/cholesterol composition. The encapsulated agent is carried through the bloodstream and delivered to disease sites where it is released to carry out its therapeutic action. When used in unencapsulated form, chemotherapeutic drugs diffuse indiscriminately throughout the body, diluting drug effectiveness and potentially causing toxic side effects in the patient’s healthy tissues. Our proprietary Optisomal formulation technology is designed to permit loading high concentrations of therapeutic agent inside the lipid envelope, which promotes accumulation of the drug in tumors and prolongs the drug’s release at disease sites. Non-clinical studies have demonstrated the Optisomal formulation technology’s ability to deliver dose intensification to the tumor, which we believe has the potential to increase the therapeutic benefit of the drug.

•
Targeted delivery with improved pharmacokinetics. In normal tissues, a continuous endothelial (blood vessel) lining constrains liposomes within capillaries, limiting accumulation of the drug in the healthy tissues. In contrast, the immature blood vessel system within tumors is created during tumor growth and has numerous gaps up to 800 nanometers in size. With an average diameter of approximately 100 nanometers, Optisomes can pass through these gaps.  Once lodged within the tumor interstitial space, these Optisomes gradually release the encapsulated drug. We believe that gradual release of the drug from Optisomes increases drug levels within the tumor, extends drug exposure through multiple cell cycles, and significantly increases tumor cell killing. A limited fraction of a patient’s tumor cells are in a particular drug-sensitive phase at any point in time, which we believe indicates that duration of drug exposure is critical to increased drug efficacy.

•
Increased drug concentration. The link between drug exposure and anti-tumor efficacy is especially pronounced for cell cycle-specific agents such as vincristine, vinorelbine and topotecan, which destroy tumor cells by interfering in one specific phase in cell division (e.g., the mitosis, synthesis and/or rapid growth phases).

•
Prolonged exposure. The advanced liposomal technology of the capsule which protects the active drug increases the circulating half-life and is designed to extend the duration of drug release within cancerous tissues.

Unmet Medical Needs in ALL

ALL is a type of cancer of the blood and bone marrow, the spongy tissue inside bones where blood cells are made. Acute leukemias progress rapidly and are characterized by the accumulation of immature blood cells. ALL affects a group of white blood cells, called lymphocytes, which fight infection and constitute our immune systems. Normally, bone marrow produces immature cells or stem cells, in a controlled way, and they mature and specialize into the various types of blood cells, as needed. In people with ALL, this production process breaks down. Abnorally large numbers of immature, abnormal lymphocytes called lymphoblasts are produced and released into the bloodstream. These abnormal cells are not able to mature and perform their usual functions. Furthermore, they multiply rapidly and can crowd out healthy blood cells like neutrophils and platelets, leaving an adult or child with ALL vulnerable to infection or bleeding. Leukemic cells can also collect in certain areas of the body, including the central nervous system and spinal cord, which can cause serious problems. According to the American Cancer Society, almost 6,000 people in the United States over the age of 15 were expected to be diagnosed with ALL in 2009, and over 1,400 people were expected to die.  Multiple clinical trials have suggested the overall survival rate for adults diagnosed with ALL is approximately 20% to 50%, underscoring the need for new therapeutic options.

Marqibo ® (vincristine sulfate liposomes injection)

Marqibo is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine that we are primarily developing for the treatment of adult ALL. This encapsulation is designed to provide prolonged circulation of the drug in the blood and accumulation at the tumor site. These characteristics are intended to increase the effectiveness and potentially reduce the side effects of the encapsulated drug. Vincristine, a microtubule inhibitor, is FDA-approved for ALL and is widely used as a single agent and in combination regimens for treatment for hematologic malignancies such as lymphomas and leukemias.

Marqibo has been evaluated in 15 clinical trials with over 600 patients, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma, or NHL and ALL. Based on the results from these studies, we conducted a global, Phase 2 clinical trial of Marqibo in adult Philadelphia chromosome negative ALL patients in second relapse, or those who have progressed following two prior lines of anti-leukemia therapy.  We refer to this clinical trial as the rALLy study.  The primary outcome measure was complete remission or CR, or complete remission without full hematologic recovery, or CRi.  The sample size is 56 evaluable subjects from up to 50 sites. In August 2009, we announced achievement of our enrollment goal of 56 evaluable subjects.  We chose to exceed the enrollment target to collect a more robust pharmacokinetic data set and in December 2009, we completed enrollment of the study total of 65 evaluable patients.  In December 2009, we announced top-line data on the first 56 patients enrolled in the trial.  The analysis demonstrated that of the first 56 patients dosed, the overall response rate was 36% with 12 patients or 21% achieving a CR or CRi.  The estimated median overall survival in responders was 7.3 months.  Subject to the final results of the rALLy study, we plan to initiate a rolling submission NDA filing seeking accelerated approval of Marqibo for the treatment of ALL in the second half of 2010. We also plan to conduct a confirmatory Phase 3 study of Marqibo.

In addition, we are conducting a Phase 2 study to assess the efficacy of Marqibo in patients with metastatic malignant uveal melanoma as determined by Disease Control Rate (CR, partial response or durable stable disease).  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response rate, progression free survival and overall survival. In addition, patients undergo continuous electrocardiographic evaluation during the first dose of Marqibo exposure.   The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated.  We have enrolled 3 subjects to date and plan to enroll up to a total of approximately 20 subjects in this clinical trial.

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

Menadione Topical Lotion (Supportive Care Product)

Menadione Topical Lotion, which we licensed from the Albert Einstein College of Medicine, or AECOM, in October 2006, is a novel, product candidate under development for the treatment and/or prevention of skin rash associated with the use of EGFR inhibitors in the treatment of certain cancers. EGFR inhibitors, which include Tarceva, Erbitux, Iressa, Tykerb and Vectibix, are currently approved to treat non-small cell lung cancer, pancreatic, colorectal, breast and head and neck cancer. EGFR inhibitors are associated with significant skin toxicities presenting as acne-like rash on the face, neck and upper-torso of the body in approximately 75% of patients.  Fifty percent of patients who manifest skin toxicity experience significant discomfort. This results in discontinuation or dose reduction in at least 10% and up to 30% of patients that receive the EGFR inhibitor.  Menadione, a small organic molecule, has been shown to activate the EGFR signaling pathway by inhibiting phosphatase activity which is an important enzyme in the EGFR pathway. In vivo studies have suggested that topically-applied Menadione may restore EGFR signaling specifically in the skin of patients treated systemically with EGFR inhibitors. Currently, there are no FDA-approved products or therapies available to treat these skin toxicities. We completed a Phase 1 clinical trial in cancer patients in December 2009 and another Phase 1 study in healthy volunteers in September 2008.  We are currently analyzing data from this study and plan to release the results in mid-2010.

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

Alocrest™ (vinorelbine liposomes injection)

Alocrest is a novel Optisomal encapsulated formulation product candidate of the FDA-approved drug vinorelbine, a microtubule inhibitor for use as a single agent or in combination with cisplatin for the first-line treatment of unresectable, advanced non-small cell lung cancer. In February 2008, we completed enrollment in a Phase 1 study of Alocrest. The trial enrolled 30 adult subjects with confirmed solid tumors refractory to standard therapy or for which no standard therapy was known to exist. The objectives of the Phase 1 clinical trial were: (1) to assess the safety and tolerability of Alocrest; (2) to determine the maximum tolerated dose of Alocrest; (3) to characterize the pharmacokinetic profile of Alocrest; and (4) to explore preliminary efficacy of Alocrest. The study was conducted at the Cancer Therapy and Research Center and South Texas Accelerated Research Therapeutics (START), both located in San Antonio, Texas and at McGill University in Montreal.  Reversible neutropenia, a low white blood cell count, was the dose-limiting toxicity. The results of this study revealed expected toxicity, and a 50% disease control rate was achieved across a range of doses in patients with previously treated, advanced cancers.

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

We and Tekmira entered into an amendment to the license agreement in June 2009. The amendment is summarized as follows:

•	As amended, the amount of the milestone payment required to be made by the Company to Tekmira upon the FDA’s approval of a Marqibo NDA was increased.

•
The original license agreement previously required us to make milestone payments upon the dosing of the first patient in any clinical trial of each of Alocrest and Brakiva.  Following the amendment, such milestones are payable following the FDA’s acceptance for review of an NDA for such product candidates.  In addition, the milestone payments payable under the license agreement upon the FDA’s approval of an NDA for Alocrest and Brakiva were both increased in amount.

•	Tekmira’s share of any payments received by us from third parties in consideration of sublicenses granted to such third parties or for royalties received by us from such third parties was reduced.

•	The maximum aggregate amount of milestone payments for all product candidates was increased from $30.5 million to $37.0 million.

As a result of this amendment, the Company reversed recognition of a previously accrued milestone payment to Tekmira which was achieved upon the enrollment of the first patient in the Company’s Phase 1 clinical trial in Brakiva

At our option, the milestones may be paid in cash or, subject to certain restrictions, shares of our common stock. In addition to the milestone payments, we agreed to pay royalties to Tekmira in the range of 5% to 10% based on net sales of the Optisome products, against which we may offset a portion of the research and development expenses we incur. In addition to our obligations to make milestone payments and pay royalties to Tekmira, we also assumed all of Tekmira’s obligations to its licensors and collaborators relating to the Optisome products, which include aggregate milestone payments of up to $2.5 million, annual license fees and additional royalties.

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

Zensana ™   (ondansetron HCI) Oral Spray

Our rights to Zensana were originally subject to the terms of an October 2004 license agreement with NovaDel Pharma, Inc. under which we obtained a royalty-bearing, exclusive right and license to develop and commercialize Zensana within the United States and Canada. Zensana is an oral spray formulation of the FDA approved drug odansetron. The technology licensed to us under the license agreement currently covers one United States issued patent, which expires in March 2022. In consideration for the license, we issued 73,121 shares of our common stock to NovaDel and agreed to make royalty payments to NovaDel based on a double-digit percentage of “net sales” (as defined in the agreement). In addition, we purchased from NovaDel (and continue to hold) 400,000 shares of its common stock at a price of $2.50 per share for an aggregate payment of $1 million.

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

Optisomal product candidates

Pursuant to our license agreement with Tekmira and related sublicense with UBC, we have exclusive rights to 13 issued U.S. patents, 77 issued foreign patents, 5 pending U.S. patent applications and 20 pending foreign applications, covering composition of matter, method of use and treatment, formulation and process. These patents and patent applications cover sphingosome based pharmaceutical compositions including Marqibo, Alocrest and Brakiva, formulation, dosage, process of making the liposome compositions, and methods of use of the compositions in the treatment cancer, relapsed cancer, and solid tumors. The earliest of these issued patents expires in 2014 and the last of the issued patents expires in 2021.

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

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care or situations of manufacturing “short supply”). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We received orphan drug status for Marqibo in January 2007, for the treatment of ALL.

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

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint.  The sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug at the time of original submission of its IND, or at any time thereafter prior to receiving marketing approval of a marketing application. The FDA will determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In August 2007, w received fast track designation for Marqibo for the treatment of adult ALL

If the FDA grants fast track designation, it may initiate review of sections of an NDA before the application is complete. This so-called “rolling review” is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant has paid applicable user fees. The FDA’s PDUFA review clock for both a standard and priority NDA for a fast track product does not begin until the complete application is submitted. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued.

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

•
Accelerated Approval.  Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of randomized post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

We plan to pursue accelerated approval for our product candidate Marqibo, subject to the results of the rALLy trial.  There is no assurance that the FDA will grant accelerated approval of Marqibo based on the rALLy trial.  Instead, the FDA may require us to conduct the Phase 3 confirmatory study of Marqibo to obtain full approval.  We and our collaboration partners intend to seek fast track designation, accelerated approval or priority review for our other product candidates, when appropriate. We cannot predict whether any of our product candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our product candidates.

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

Pediatric Studies and Exclusivity

The FDA provides an additional six months of non-patent marketing exclusivity and patent protection for any such protections listed in the Orange Book for new or marketed drugs if a sponsor conducts specific pediatric studies at the written request of the FDA. The Pediatric Research Equity Act of 2003, or PREA, authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that certain new NDAs or NDA supplements contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. PREA pediatric assessments may qualify for pediatric exclusivity. Unless otherwise required by regulation, PREA does not apply to any drug for an indication with orphan designation. We may also seek pediatric exclusivity for conducting any required pediatric assessments.

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

Manufacturing

We currently rely on a number of third-parties, including contract manufacturing organizations and our collaborative partners, to produce our compounds. Marqibo requires three separate ingredients, sphingomyelin/cholesterol liposomes for injection (SCLI), vincristine sulfate injection (VSI), and sodium phosphate for injection (SPI), all of which are handled by separate suppliers.  SCLI is manufactured by Cangene Corporation, VSI is manufactured by Hospira and SPI is manufactured by Hollister-Steir Laboratories.  Alocrest and Brakiva are both manufactured by Gilead.  For Menadione, we have contracted with Contract Pharmaceuticals Limited.

Competition

We compete primarily in the segment of the biopharmaceutical market that addresses cancer and cancer supportive care, which is highly competitive. We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and selling products designed to address cancer in this market. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer research. We also compete with commercial biotechnology companies for the rights to product candidates developed by public and private research institutes. Smaller or early-stage companies are also significant competitors, particularly those with collaborative arrangements with large and established companies.

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

Research and Development Expenses

Research and development expenses, which include salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology, are the primary source of our overall expenses.  Research and development expenses totaled $15.6 million for the year ended December 31, 2009 and $18.4 million for the year ended December 31, 2008.

Employees

As of December 31, 2009, we employed 25 full-time employees and no part-time employees.  All employees are based at our South San Francisco office. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees to be good.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available free of charge via our website (www.hanabiosciences.com) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ITEM 1A.        RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this prospectus, before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Related to Our Business

We need to raise additional capital to fund our planned operations beyond mid-2010. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

 We believe that our currently available capital is only sufficient to fund our operations into mid-2010.  Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2009.  Accordingly, we need additional capital to fund our operations beyond such point.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

•	costs associated with conducting our ongoing and planned clinical trials and regulatory development activities;

•	costs, timing and outcome of regulatory reviews;

•	costs of establishing arrangements for manufacturing our product candidates;

•	costs associated with commercializing our lead programs, including establishing sales and marketing functions;

•	payments required under our current and any future license agreements and collaborations;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of acquiring any new drug candidates.

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

 However, we have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the ongoing global economic turmoil, which has severely restricted access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

Our business is substantially dependent on the results of our ongoing rALLy study of Marqibo and our ability to obtain accelerated approval of Marqibo.

A substantial portion of our current human and financial resources is focused in the development of Marqibo, our lead product candidate.  We are currently evaluating Marqibo in a global, registration-enabling Phase 2 clinical trial in adult Philadelphia chromosome negative ALL patients in second relapse or those who have progressed following two prior lines of therapy.  We refer to this Phase 2 clinical trial as the rALLy study.  The primary outcome measure of the rALLy study is complete remission, or CR, or CR without full hematological recovery, or CRi.  Our target enrollment for the rALLy study is 65 patients, which we achieved in December 2009.  In December 2009, we announced preliminary data indicating that of the first 56 patients dosed in the study, 12 patients, or 21 % of the first 56 patients enrolled, had achieved a CR or CRi and that the estimated median overall survival in complete responders was 7.3 months.  Subject to the final results of the rALLy study, we plan to file a rolling submission new drug application, or NDA, with the FDA seeking accelerated approval of Marqibo for the treatment of ALL in the second half of 2010.  See “ITEM 1. Description of Business – Product Pipeline – Marqibo (vincristine sulfate liposomes injection).”

If the final data is insufficient to support the submission of an NDA for accelerated approval, or if the FDA accepts our NDA for review but subsequently denies approval, our business would be substantially and adversely affected and we would be forced to significantly curtail or even cease our operations.

We have a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

 We have not generated significant revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2009 and December 31, 2008, we had net losses of $24.1 million and $22.2 million, respectively.

 We expect our cash requirements to increase substantially in the foreseeable future as we:

•	continue to undertake clinical development of our current product candidates;

•	seek regulatory approvals for Marqibo and our other product candidates at the appropriate time in the future;

•	implement additional internal systems and infrastructure;

•	seek to acquire additional technologies to develop; and

•	hire additional personnel.

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

In the future, if we are able to advance Marqibo or our other product candidates to the point of, and thereafter through, clinical trials, we may need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. Any future growth will place a significant strain on our management and on our administrative, operational and financial resources. Our future financial performance and our ability to commercialize Marqibo and our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We must manage our development efforts and clinical trials effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing.

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

We hope to acquire rights to develop and commercialize additional product candidates. Because we currently neither have nor intend to establish internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and academic and other researchers to sell or license us their product candidates. The success of our strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates.

Proposing, negotiating and implementing an economically viable product acquisition or license agreement is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical, biopharmaceutical and biotechnology companies, many of which have significantly more experience than us and have significantly more financial resources than we do. Our competitors may have stronger relationships with certain third parties with whom we are interested in partnering, such as academic research institutions, and may, therefore, have a competitive advantage in entering into partnering arrangements with those third parties. We may not be able to acquire rights to additional product candidates on terms that we find acceptable, or at all.

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

•
for a drug approved under the FDA’s accelerated approval regulations or as a fast track drug, if any required post-approval study is not conducted with due diligence or if such study fails to verify the clinical benefit of the drug.

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

In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA, demonstrating that the product candidate is safe for humans and effective for its intended use and otherwise meets the requirements of existing laws and regulations governing new drugs. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, and human tests, which are referred to as clinical trials, as well as additional information and studies. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending on the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing as well as for other purposes. To date, none of our product candidates have been approved for sale in the United States or in any foreign market. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Historically, only a small percentage of all drug candidates that start clinical trials are eventually approved by the FDA for sale. After clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Even if regulatory approval is granted in the United States or in a foreign country, the approved product and its manufacturer, as well as others involved in the manufacturing and packaging process, remain subject to continual regulatory review and monitoring. Any regulatory approval that we receive for a product candidate may be subject to limitations on the indicated uses for which the product may be marketed, or include requirements for potentially costly post-approval clinical trials. In addition, if the FDA and/or foreign regulatory agencies approve any of our product candidates, the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-marketing information on the product will be subject to extensive regulatory requirements which may change over time. We and the manufacturers of our products, their ingredients, and many aspects of the packaging are also required to comply with current good manufacturing practice regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products or their ingredients or certain packaging, and these facilities are subject to ongoing regulatory inspection. Discovery of problems with a product or manufacturer may result in restrictions or sanctions with respect to the product, manufacturer and relevant manufacturing facility, including withdrawal of the product from the market. If we fail to comply with the regulatory requirements of the FDA and other applicable foreign regulatory authorities, or if problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

Risks Related to Our Ability to Commercialize Our Product Candidates

Our success depends substantially on our most advanced product candidate, Marqibo, which is still under development and requires further regulatory approvals. If we are unable to obtain regulatory approval of and commercialize Marqibo alone or with a strategic partner, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be significantly diminished.

In 2009, we completed enrollment of the rALLy study. We intend to use the results of the rALLy study to file a new drug application, or NDA, with the FDA under an “accelerated approval” pathway.  We also plan to conduct a confirmatory Phase 3 clinical trial to commence in 2010.  The design of this confirmatory study is still under review.  A significant portion of our time and financial resources for at least the next twelve months will be used in the development of our Marqibo program. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Marqibo or our ability to enter into a partnership or licensing agreement wherein we receive cash payments.  We currently do not have sufficient funds to continue operations through the time period required to obtain NDA approval for Marqibo and will need to obtain significant additional capital before we obtain FDA approval for an NDA in Marqibo.

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

We currently have no sales, marketing or distribution capabilities nor do we currently have funds sufficient to develop these capabilities. To commercialize our product candidates, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit financial and managerial resources to develop marketing capabilities and a sales force with technical expertise and with supporting distribution capabilities. Other factors that may inhibit our efforts to commercialize our product candidates, if approved, directly and without strategic partners include:

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

Even if the FDA approves Marqibo or any of our product candidates, if physicians and patients do not accept and use them, our business will be adversely affected. Acceptance and use of our products will depend upon a number of factors including:

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory policies and proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. In 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, which contains, among other changes to the law, a wide variety of changes that impact Medicare reimbursement of pharmaceuticals to physicians and hospitals. The MMA requires that, as of January 1, 2005, payment rates for most drugs covered under Medicare Part B, including drugs furnished incident to physicians’ services, are to be based on manufacturer’s average sales price, or ASP, of the product. Implementation of the ASP payment methodology for drugs furnished in physician’s offices generally resulted in reduced payments in 2005, and could result in lower payment rates for drugs in the future.

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

In the event any of our license agreements relating to our product candidates are terminated, we could lose all of our rights to develop and commercialize the applicable product candidate covered by such license, which would harm our business and future prospects. Our license agreement with Albert Einstein College of Medicine, or AECOM, provides that AECOM may terminate the agreement, after providing us with notice and an opportunity to cure, for our material breach or default, or upon our bankruptcy.  Our license to Marqibo, Alocrest and Brakiva are governed by a series of agreements which may be individually or collectively terminated, not only by Tekmira, but also by M.D. Anderson Cancer Center, British Columbia Cancer Agency or University of British Columbia under the underlying agreements governing the license or assignment of technology to Tekmira. Tekmira may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

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

From January 1, 2008 to December 31, 2009, the market price of our common stock has ranged from a high of $1.22 per share to a low of $0.08 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the offering price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

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

Our common stock is considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Because the market price of our common stock is currently less than $5.00 per share, and none of the specific exemptions are applicable, our common stock is considered a “penny stock” according to SEC rules. This designation requires any broker or dealer selling our common stock to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase our common stock. These rules may restrict the ability of brokers or dealers to sell shares of our common stock.

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

There may be issuances of shares of blank check preferred stock in the future.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, none of which are issued or currently outstanding. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that is senior to our common stock and that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, the right to the redemption to such shares, together with other rights, none of which will be afforded holders of our common stock.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Our executive offices are located at 7000 Shoreline Court, Suite 370, South San Francisco, California 94080. We occupy this space, which consists of 18,788 square feet of office space, pursuant to a written sublease agreement under which we currently pay rent of approximately $46,000 per month, decreasing to approximately $36,600 per month beginning in June 2010. Our sublease currently expires on March 31, 2011. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.            LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.            RESERVED AND REMOVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

From April 17, 2006 to June 2, 2008 our common stock traded on the NASDAQ Global Market under the symbol “HNAB.”  From June 3, 2008 to September 9, 2009, our common stock traded on the NASDAQ Capital Market under the same symbol.  Since September 11, 2009, our common stock has traded on the OTC Bulletin Board under the symbol “HNAB.OB.”

The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the NASDAQ Global Market, the NASDAQ Capital Market, and the OTC Bulletin Board, as applicable, during each quarter within the last two fiscal years.

	Price Range
Quarter Ended	High	Low

March 31, 2008	$1.48	$0.74
June 30, 2008	1.10	0.70
September 30, 2008	0.79	0.50
December 31, 2008	0.63	0.15
March 31, 2009	0.33	0.08
June 30, 2009	1.00	0.13
September 30, 2009	0.94	0.42
December 31, 2009	0.65	0.13

Record Holders

As of March 24, 2010, we had approximately 137 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

On December 30, 2009, a holder of warrants issued by us in our October 2009 private placement exercised its right to purchase 3,504,827 shares of our common stock at an exercise price of $0.01 per share.  The sale of these shares was made pursuant to a private transaction that did not involve a public offering, and accordingly, we  believe this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules and regulations promulgated thereto, that the holder acquired the shares for investment and not distribution, it could bear the risks of the investment, and it could hold the securities for an indefinite period of time. The holder received written disclosures that the securities had not been registered under the Securities Act and any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

•
Menadione Topical Lotion, a novel supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, a type of anti-cancer agent used in the treatment of certain cancers.

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

Revenues

We do not expect to generate any significant revenue from product sales or royalties in the foreseeable future. We anticipate that any revenues that we may recognize prior to the approval of any of our product candidates will be related to upfront, milestone development funding payments received pursuant to strategic license agreements or partnerships and that we may have large fluctuations of revenue recognized from quarter to quarter as a result of the timing and the amount of these payments. We may be unable to control the development of commercialization of these products and may be unable to estimate the timing and amount of revenue to be recognized pursuant to these agreements. Revenue from these agreements and partnerships helps us fund our continuing operations. Our revenues may increase in the future if we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our future revenues will decrease and we may be forced to limit our development of our product candidates.

Research and Development Expenses

Research and development expenses, which account for the bulk of our expenses, consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense research and development costs as they are incurred.

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

Share-Based Compensation

Share-based compensation expenses consist primarily of expensing the fair-market value of a share-based award over the vesting term.  This expense is included in our operating expenses for each reporting period.  As of December 31, 2009, we estimate that there is $0.6 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

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

Share-Based Compensation

We have adopted revised authoritative guidance related to stock-based compensation under FASB ASC TOPIC 718 “Compensation – Stock Compensation.”  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the statement of operations each reporting period.  See Note 4 of our unaudited condensed financial statements included elsewhere in this Form 10-K for further information regarding the required disclosures related to share-based compensation.

Warrant Liabilities

On October 30, 2007, we entered into a loan facility agreement with Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited and Deerfield Private Design International, L.P. We collectively refer to these entities as Deerfield. As partial consideration for the loan, we also issued to Deerfield warrants to purchase shares of our common stock. Certain of these warrants included an anti-dilution feature. This feature required that, as we issued additional shares of our common stock during the term of the warrant, the number of shares purchasable under this series was automatically increased so that they always represented a fixed percentage of our then outstanding common stock. Because the warrants were redeemable if certain events occurred, we recorded the fair value of the warrants as a liability, updating our estimate of the fair value of the warrant liabilities in each reporting period as new information became available and any gains or losses resulting from the changes in fair value from period to period being included as other income or expense.

On September 8, 2009, we received a notice from the Staff of The NASDAQ Stock Market indicating that we had failed to regain compliance with NASDAQ listing requirements and that trading of our common stock on the NASDAQ Capital Market would be suspended effective at the opening of business on September 10, 2009.  In accordance with the terms of the warrants issued pursuant to the October 2007 loan agreement, Deerfield had previously notified us of its intention to require us to redeem the warrants, upon such suspension.  However, pursuant to the terms of a September 3, 2009 letter agreement, we and Deerfield agreed that, in lieu of satisfying the warrant redemption price of approximately $3.87 million in cash, we could satisfy such obligation at Deerfield’s election as follows:

•
upon the completion by us of a “Qualified Financing” at any time or from time to time on or prior to June 30, 2010, by the issuance to Deerfield of the same type of securities that Deerfield would have received had the redemption price been invested in such financing; or

•
on any date on or prior to July 1, 2010 specified in a written notice by Deerfield to us, by the issuance to Deerfield of shares of our common stock equal to the redemption price divided by the lesser of $.60 or the average closing sale price of the common stock during the 10 trading days immediately preceding the date of such notice.

We satisfied the warrant redemption price by issuing to Deerfield securities in connection with our October 2009 private placement.  Also in conjunction with this financing, we issued certain warrants that had characteristics of both equity and liabilities.  These warrants were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in the statement of operations.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

General and administrative expenses. For the year ended December 31, 2009, general and administrative, or G&A, expense was $4.0 million, as compared to $5.8 million for the year ended December 31, 2008.  The decrease of $1.8 million is due to decreased personnel related expenses of $1.3 million, decreased costs for outside services and professional services of $0.3 million and decreased allocable expenses of $0.2 million.

The $1.3 million decrease in employee-related expenses includes:

•
a decrease of $1.2 million in employee related share-based compensation expense is due to the decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price; and

•	a decrease of $0.1 million in salary and benefits.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the years ended December 31, 2009 and 2008, plus the cumulative amounts for the last five years or since we began development of a product candidate if it has not been in development for five years.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2009	2008	Annual % Change	(5 years) Jan. 1, 2005 to Dec 31, 2009
Marqibo	$5,362	$4,248	26%	$8,420
Menadione	550	2,929	-81%	5,681
Brakiva	444	953	-53%	3,319
Alocrest	2	699	-99%	3,413
Discontinued/out-licensed product candidates	10	(17)	N/A	12,372
Total third party costs	2,729	3,222	-15%	24,644
Allocable costs and overhead	1,092	1,421	-23%	5,517
Personnel related expense	4,909	4,309	14%	15,112
Share-based compensation expense	515	663	-22%	7,452
Total research and development expense	$15,613	$18,427	-15%	$85,930

Marqibo.   Marqibo costs increased by $1.1 million in 2009 compared to 2008.  The main cause of the increase costs was increased enrollment in the rALLy study in 2009.  In 2009, we completed enrollment in our Phase 2, open-label trial in relapsed adult ALL and continued enrollment in our pilot Phase 2 trial in metastic uveal melanoma. Pending final results of the Phase 2 trial in ALL we intend to submit a rolling New Drug Application (NDA) with the FDA in mid-2010 to seek limited approval in the ALL indication.  We also plan to initiate a confirmatory trial in 2010.  We expect to spend approximately $7.3 million on external project costs relating to Marqibo in 2010. We estimate that we will need to expend at least an additional aggregate of approximately $45 million in order for us to obtain full FDA approval for Marqibo, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.  We anticipate that we will need to spend at least an additional $5 million in order to obtain accelerated, limited approval.

Menadione Topical Lotion.   Menadione costs decreased by $2.4 million in 2009 compared to 2008, due largely to a Phase 1 study started and completed in 2008 in healthy volunteers.  In 2009, we completed enrollment in a Phase 1 clinical trial in cancer patients.   We plan to initiate a Phase 2 clinical trial in cancer patients in mid 2010, pending final results of the Phase 1 study.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. However, we expect to spend approximately $0.5 million on external project costs relating to Menadione in 2010, and we estimate that we will need to expend at least an aggregate of approximately $40 million of additional funds in order for us to obtain full FDA approval for Menadione, if ever, which includes milestone payments that would be owed to our licensor upon FDA approval.  We expect that it will take approximately two to three years until we will have completed development and obtained FDA approval, if ever.  Per the terms of the securities purchase agreement completed in October 2009, we agreed to use the proceeds of the sale of those securities solely for the clinical and regulatory development of our Marqibo program. As such, future development of Menadione is contingent on obtaining additional funding, if any such funding is available in the future.

Brakiva.   Brakiva costs decreased by $0.5 million in 2009, due to decreased manufacturing costs.  We continued enrollment in a Phase 1 clinical trial in 2009. We plan to complete enrollment in this clinical trial in 2010 and expect that we will expend approximately $0.5 million in 2010.  We are exploring options for further development of Brakiva beyond the phase 1 trial.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.  Per the terms of the securities purchase agreement completed in October 2009, we agreed to use the proceeds of the sale of those securities solely for the clinical and regulatory development of our Marqibo program. As such, future development of Brakiva is contingent on obtaining additional funding, if any such funding is available in the future.

Alocrest.   We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2010.

Discontinued/Out-licensed projects.   We did not pursue development on our Zensana product candidates in 2009 which was out-licensed in 2007.   We may incur only incidental expenses in 2010 related to the continued disposition of this product.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates decreased to $2.7 million in 2009 compared to $3.2 million in 2008.  The decrease of $0.5 million is largely due to decreased payment to license partners in 2009.  These costs are not directly allocable to an individual product candidate.  We expect these costs to remain flat or decrease slightly in 2010 as we have finished the rALLy study in Marqibo and are preparing for a confirmatory study and prepare for filing an NDA in mid-2010.

Allocable costs decreased by $0.2 million as a result of cost-cutting measures pursued by us.  We expect these costs to stay flat or decrease slightly in 2010.

Personnel related costs increased by $0.6 million in 2009 compared to 2008.  The increase was due largely to certain key executive positions that were filled in late 2008 and early 2009 as well as higher compensation costs.  This was partially offset by lower benefit costs in 2009.  We expect these costs to increase slightly in 2010.  Stock compenstation decreased slightly due to a lower valuation for options issued in 2009 due to the Company’s lower stock price.  We expect stock-based compensation will continue to decrease until our stock price increases or the amount of options issued increases.

Interest income. For the year ended December 31, 2009, interest income was less than $15,000 as compared to interest income of $0.3 million for the year ended December 31, 2008. The decrease resulted from decreased cash balance in our interest bearing accounts and lower yields on our deposits.

Interest expense. For the year ended December 31, 2009, interest expense was $3.4 million as compared to interest expense of $1.4 million for the year ended December 31, 2008. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Other expense, net. For the year ended December 31, 2009, net other expense was insignificant.  In 2008, we incurred a $0.1 million loss related to an impairment of our available-for-sale securities.

Gain on change in fair market value of warrant liabilities. For the year ended December 31, 2009, we recognized a loss related to the change in fair market value of the warrant liabilities, (see Note 5) of $1.1 million.  In 2008, our gain on this warrant liability was $3.3 million.  The value of these warrants is largely dependant the price of our common stock, and as the stock price is reduced, the value of these warrants will decrease and our gain on the change in market value will increase.

Income tax expense. There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2009 and 2008 because of our operating losses. A 100% valuation allowance has been recorded against our $56.9 million of deferred tax assets as of December 31, 2009. Historical performance leads management to believe that realization of these assets is uncertain. As a result of the valuation allowance, our effective tax rate differs from the statutory rate.

Liquidity and Capital Resources

As of December 31, 2009, we had aggregate cash and cash equivalents and available-for-sale securities of $9.6 million.  In addition, pursuant to the Deerfield loan facility, we have $2.5 million that may become available to us if we achieve a certain milestone in the development of our product candidate Menadione.  However, we do not anticipate achieving this milestone by the middle of 2010, unless we are able to obtain additional capital by such time to fund the additional development needed to achieve the milestone.  We have drawn down $27.5 million of the total $30 million available under the loan facility agreement.

Through December 31, 2009, we have sustained recurring net losses, such that we have an accumulated deficit of $135.1 million and a stockholders deficit of $17.5 million.  Management expects this deficit to increase in future periods as we continue to develop our product candidates.  We expect to incur sizeable expenses in our Marqibo development program as we finalize data from the Phase 2 rALLy and prepare to initiate a rolling NDA submission in mid-2010.  We also expect to incur considerable expenses by initiating a confirmatory trial in Marqibo in 2010.  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2009, a significant portion of our financing has been and will continue to be through private placements of common stock and debt financing.

In October 2009, we entered into a securities purchase agreement to sell in a private placement an aggregate of 54,593,864 units of our securities, each unit consisting of (i) either (a) one share of common stock, or (b) a seven-year warrant to purchase one share of common stock at an exercise price of $0.01 per share (a “Series A Warrant”), and (ii) a seven-year warrant to purchase one-tenth of one share of common stock at an exercise price of $0.60 (a “Series B Warrant”), which represented the closing bid price of our common stock on October 7, 2009.  Pursuant to the securities purchase agreement, we sold 43,562,142 units consisting of shares of common stock and Series B Warrants at a purchase price of $0.30 per unit, and 11,031,722 units consisting of Series A Warrants and Series B Warrants at a purchase price of $0.29 per unit, for total gross proceeds of approximately $16.27 million.  Of these proceeds, approximately $12.4 million was received as cash and approximately $3.87 million represents the satisfaction of an outstanding warrant redemption obligation we owed to Deerfield.  In total, Deerfield received 12,906,145 units consisting of an equal number of shares of common stock and Series B Warrants in the offering in satisfaction of our warrant redemption obligation

We do not currently have sufficient capital to fund operations through the next twelve months.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs which raises substantial doubt about our ability to continue operating as a going concern.  Given the current and desired pace of clinical development of our product candidates, we estimate that we only have sufficient cash on hand to fund clinical development into mid-2010.  We will be required to raise additional capital in 2010 in order to fund our future development activities, likely by selling shares of our capital stock or through debt financing. If we are unable to raise additional capital or enter into strategic partnerships and/or license agreements, we will be required to cease operations or curtail our desired development activities, which will delay the development of our product candidates.  There can be no assurance that such capital will be available to us on favorable terms or at all, particularly in light of the general economic conditions, which have severely limited our access to the capital markets. We will need additional financing thereafter until we can achieve profitability, if ever.

Current and Future Financing Needs. We currently do not have enough capital resources to fund our entire development plan through 2010. Our plan of operation for the year ending December 31, 2010 is to continue implementing our business strategy, including the continued development of our main product candidate Marqibo.  We expect our principal expenditures during the next 12 months to include:

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

We believe that our cash, cash equivalents and marketable securities, which totaled $9.6 million at December 31, 2009, will only be sufficient to meet our anticipated operating needs to mid-2010 based upon current operating and spending assumptions. However, we expect to incur substantial expenses as we continue our drug development efforts, particularly to the extent we advance our lead candidate Marqibo through a pivotal clinical study.  Pursuant to the terms of the October 2009 private placement, we agreed to use those proceeds solely for the clinical and regulatory development of our Marqibo program. Future development of our other products, including Menadione, is therefore contingent on obtaining additional financing. We cannot guarantee that future financing will be available in amounts or on terms acceptable to us, if at all.

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

In consideration for the rights and assets acquired from Tekmira, we paid to Tekmira aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of our common stock. We also agreed to pay to Tekmira royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $37 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, we have achieved two development milestones related to our Tekmira product candidates for which we have paid a total of $1.0 million to Tekmira.

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

Lease Agreements. We entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where our executive offices are located. In May 2008, we and our sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. The total cash payments due for the duration of the sublease equaled approximately $0.9 million at December 31, 2009.

Employment Agreements. On June 6, 2008, we entered into a new employment agreement with our President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.4 million at December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification TM, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now nonauthoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements. The ASC is updated through the FASB’s issuance of Accounting Standard Updates, or ASUs. Summarized below are recently issued accounting pronouncements as described under the new ASC structure

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s financial statements.

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

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

We held a Special Meeting of Stockholders at the Radisson Sierra Point Hotel, 5000 Sierra Point Parkway in Brisbane, California on December 17, 2009. At the meeting, our stockholders approved  an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The stockholders present in person or by proxy cast 42,412,546 votes in favor of proposed amendment and 2,391,571 votes against.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference to our 2010 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2010 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides additional information on the Company's equity based compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of Outstanding options, warrants and Rights (a)	Weighted average exercise price of Outstanding options, warrants and rights (b)	Number of Securities Remaining available for future issuance (excluding Securities reflected in column (a) (c)

Equity compensation plans not approved by stockholders-outside any plan(1)	239,713	$0.65	N/A
Equity compensation plans approved by stockholders-2003 Plan(2)	342,997	2.95	0
Equity compensation plans approved by stockholders-2004 Plan(2)	4,251,328	1.80	0
Equity compensation plans approved by stockholders-2006 Employee Stock Purchase Plan (3)	138,315	$0.16	283,189
Total	4,972,353		283,189

(1)	Represents shares of common stock issuable outside of any stock option plan.
(2)
Represents shares issued under the Company's 2003 Stock Option Plan, or 2003 Plan, and 2004 Stock Incentive Plan, or 2004 Plan.  During 2004 the Company's Board of Directors adopted the 2004 Plan.  In February 2010, the Company’s Board of Directors amended the 2003 and 2004 Plans such that the total number of shares issuable under the plan equaled the total shares issuable under the current awards outstanding at the time plus any previously exercised awards.  For the 2003 plan, the total plan was reduced from 1,410,068 to 528,342 shares of common stock issuable, of which 259,664 shares are reserved for issuance for awards outstanding at the time of adoption.  For the 2004 plan, the total plan was reduced from 7,000,000 to 4,747,257 shares of common stock issuable, of which 4,279,661 shares are reserved for issuance for awards outstanding at the time of adoption. Thus, there are no shares available for issuance under these plans.  Also in February 2010, the Company adopted the 2010 Equity Incentive Plan or the 2010 Plan.  See also Note 4 of the Company's audited financial statements as of and for the year ended December 31, 2009 included in this Annual Report.

(3)
Represents shares issued under the Company's 2006 Employee Stock Purchase Plan, or 2006 Plan. During 2006, the Company’s Board of Directors adopted the 2006 Plan. Shares to be issued are shares that were purchased on January 2, 2010.  See also Note 4 of the Company's audited financial statements as of and for the year ended December 31, 2009 included in this Annual Report.

Information in response to this Item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to our 2010 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference to our 2010 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our 2010 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated June 17, 2004 by and among the Registrant, Hudson Health Sciences, Inc. (n/k/a Hana Biosciences, Inc.) and EMLR Acquisition Corp. (incorporated by reference to Exhibit 2.0 of the Registrant’s Form 8-K filed June 24, 2004).

3.1	Amended and Restated Certificate of Incorporation of Hana Biosciences, Inc., as amended (filed herewith).
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

4.8
Form of Series A warrant to purchase common stock issued in connection with October 2009 private placement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed November 3, 2009 (SEC File No. 333-162836)).

4.9
Schedule of warrants issued on form of warrant attached as Exhibit 4.8 hereof (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed November 3, 2009 (SEC File No. 333-162836)).

4.10
Form of Series B warrant to purchase common stock issued in connection with October 2009 private placement (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 filed November 3, 2009 (SEC File No. 333-162836)).

4.11
Schedule of warrants issued on form of warrant attached as Exhibit 4.10 hereof (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 filed November 3, 2009 (SEC File No. 333-162836)).

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

10.12
Research and License Agreement dated October 9, 2006 between the Registrant and Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 2006).+

10.13
Patent and Technology License Agreement dated February 14, 2000 (including amendment dated August 15, 2000) between the Board of Regents of the University of Texas System on behalf of the University of Texas M.D. Anderson Cancer Center and Hana Biosciences, Inc., as successor in interest to Inex Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007).+

10.14
Facility Agreement dated October 30, 2007 among Hana Biosciences, Inc., Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2007).

10.15
Security Agreement dated October 30, 2007 between Hana Biosciences, Inc. in favor of Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 2007).

10.16
Letter agreement dated March 16, 2008 between Hana Biosciences, Inc. and Anne E. Hagey, M.D. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2008).*

10.17	Employment Agreement by and between Hana Biosciences, Inc. and Steven R. Deitcher, dated June 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 11, 2008).
10.18
Second Amendment to Sublease Agreement dated May 19, 2008 by and between MJ Research Company and Hana Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2008).

10.19
Amendment No. 1 dated June 2, 2009 to Amended and Restated License Agreement dated April 30, 2007 between Hana Biosciences, Inc. and Tekmira Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009).+

10.20
Agreement dated September 3, 2009 by and among Hana Biosciences, Inc., Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 10, 2009).

10.21
Form of Securities Purchase Agreement entered into among the Company and certain accredited investors on October 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 8, 2009).

10.22	Hana Biosciences, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2010).*
10.23	Form of Stock Option Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 22, 2010).*
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Chief Executive Officer (filed herewith).
31.2	Certification of Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: March 25, 2010	By:	/s/ Steven R. Deitcher
Steven R. Deitcher, M.D
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven R. Deitcher and Tyler M. Nielsen, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Deitcher	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2010
Steven R. Deitcher

/s/ Tyler M. Nielsen	Interim Vice President, Chief Financial Officer and Controller (principal financial and accounting officer)	March 25, 2010
Tyler M. Nielsen

/s/ Howard P. Furst	Director	March 24, 2010
Howard P. Furst

/s/ Paul V. Maier	Director	March 24, 2010
Paul V. Maier

/s/ Leon E. Rosenberg	Director	March 24, 2010
Leon E. Rosenberg

/s/ Michael Weiser	Director	March 24, 2010
Michael Weiser

	Director	March 24, 2010
Linda (Lyn) E. Wiesinger

Index to Financial Statements of
Hana Biosciences, Inc.

Audited Financial Statements:

Report of  Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Hana Biosciences, Inc.
South San Francisco, California

We have audited the accompanying balance sheets of Hana Biosciences, Inc. as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hana Biosciences, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

San Francisco, California
March 25, 2010

HANA BIOSCIENCES, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,570,453	$13,999,080
Available-for-sale securities	68,000	128,000
Prepaid expenses and other current assets	114,067	131,663
Total current assets	9,752,520	14,258,743

Property and equipment, net	252,455	400,168
Restricted cash	125,000	125,000
Debt issuance costs	1,193,594	1,361,356
Total assets	$11,323,569	$16,145,267

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,027,075	$4,225,863
Other short-term liabilities	43,586	61,341
Warrant liabilities, short-term	—	1,450,479
Total current liabilities	4,070,661	5,737,683
Notes payable, net of discount	22,597,050	16,851,541
Warrant liabilities, long-term	2,145,511	—
Other long-term liabilities	6,540	41,775
Total long term liabilities	24,749,101	16,893,316
Total liabilities	28,819,762	22,630,999
Commitments and contingencies (Notes 3, 5 ,8, 10, 12 and 15):

Stockholders' deficit:
Common stock; $0.001 par value:
200,000,000 and 100,000,000 shares authorized, 79,649,976 and 32,386,130 shares issued and outstanding at December 31, 2009 and 2008, respectively	79,650	32,386
Additional paid-in capital	117,572,373	104,431,469
Accumulated other comprehensive income (loss)	(24,000)	36,000
Accumulated deficit	(135,124,216)	(110,985,587)
Total stockholders' deficit	(17,496,193)	(6,485,732)
Total liabilities and stockholders' deficit	$11,323,569	$16,145,267

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2009	2008

Operating expenses:
General and administrative	$3,986,992	$5,800,595
Research and development	15,613,105	18,426,757
Total operating expenses	19,600,097	24,227,352

Loss from operations	(19,600,097)	(24,227,352)

Other income (expense):
Interest income	12,935	336,968
Interest expense	(3,442,893)	(1,415,913)
Other expense, net	(4,908)	(130,622)
Change in fair market value of warrant liabilities	(1,103,666)	3,265,090

Total other income (expense)	(4,538,532)	2,055,523

Net loss	$(24,138,629)	$(22,171,829)
Net loss per share, basic and diluted	$(0.57)	$(0.69)
Weighted average shares used in computing net loss per share, basic and diluted	42,551,419	32,295,455

Comprehensive loss:
Net loss	$(24,138,629)	$(22,171,829)
Unrealized holdings gains (losses) arising during the period	(60,000)	32,000
Less: reclassification adjustment for losses included in net loss	—	108,000
Comprehensive loss	$(24,198,629)	$(22,031,829)

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)

Balance at January 1, 2008	32,169,553	$32,170	$101,843,390	$(104,000)	$(88,813,758)	$12,957,802

Stock-based compensation of employees amortized over vesting period of stock options	—	—	2,410,396	—	—	2,410,396

Share-based compensation to nonemployees for services	—	—	(825)	—	—	(825)

Issuance of shares under employee stock purchase plan	82,168	82	53,642	—	—	53,724

Issuance of shares-partial consideration of license milestone	134,409	134	124,866	—	—	125,000

Unrealized gain on marketable securities	—	—	—	140,000	—	140,000

Net loss	—	—	—	—	(22,171,829)	(22,171,829)

Balance at December 31, 2008	32,386,130	$32,386	$104,431,469	$36,000	$(110,985,587)	$(6,485,732)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	1,046,926	—	—	1,046,926

Issuance of shares under employee stock purchase plan	196,874	197	39,965	—	—	40,162

Issuance of shares upon exercise of warrants	3,504,827	3,505	662,651	—	—	666,156

Proceeds from October 2009 from private placement	30,655,999	30,656	7,804,679	—	—	7,835,335

Issuance of shares to satisfy warrant redemption obligation	12,906,146	12,906	3,586,683	—	—	3,599,589

Unrealized loss on marketable securities	—	—	—	(60,000)	—	(60,000)

Net loss	—	—	—	—	(24,138,629)	(24,138,629)

Balance at December 31, 2009	79,649,976	$79,650	$117,572,373	$(24,000)	$(135,124,216)	$(17,496,193)

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(24,138,629)	$(22,171,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,562	191,446
Share-based compensation to employees for services	1,046,926	2,410,396
Share-based compensation to nonemployees for services	—	(825)
Amortization of discount and debt issuance costs	913,271	371,155
Loss on sale of capital assets	—	5,781
Realized loss on available for sale securities	—	108,000
Gain(loss) on change in fair value of warrant liability	1,103,666	(3,265,090)
Issuance of shares in partial consideration of milestone payment	—	125,000

Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	17,596	357,630
Increase(decrease) in accounts payable and accrued liabilities	(198,788)	127,824
Net cash used in operating activities	(21,081,396)	(21,740,512)

Cash flows from investing activities:
Purchase of property and equipment	(16,954)	(73,823)
Net cash used in investing activities	(16,954)	(73,823)

Cash flows from financing activities:
Payments on capital leases	(62,885)	(35,707)
Proceeds from issuances of notes payable	5,000,000	15,000,000
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	75,210	53,724
Net proceeds from private placement of common stock and warrants	11,657,398	—
Net cash provided by financing activities	16,669,723	15,018,017

Net decrease in cash and cash equivalents	(4,428,627)	(6,796,318)
Cash and cash equivalents, beginning of year	13,999,080	20,795,398
Cash and cash equivalents, end of year	$9,570,453	$13,999,080
Supplemental disclosures of cash flow data:
Cash paid for interest	$2,325,200	$566,426
Supplemental disclosures of noncash financing activities:
Purchase of equipment through capital lease obligation	9,895	91,043
Extinguishment of warrant liability obligation through issuance of shares of common stock and additional warrants	$3,871,844	$—

See accompanying notes to financial statements.

HANA BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

NOTE 1.            BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS

Hana Biosciences, Inc. (“Hana”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  Our product candidates consist of the following:

•
Marqibo® (vincristine sulfate liposomes injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL, and metastatic uveal melanoma.

•
Menadione Topical Lotion, a novel supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors (EGFRI), a type of anti-cancer agent used in the treatment of lung, colon, head and neck , pancreatic and breast cancer.

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

As of December 31, 2009, the Company has a stockholder's deficit of approximately $17.5 million, and for the fiscal year ended December 31, 2009, the Company experienced a net loss of $24.1 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of December 31, 2009, the Company had aggregate cash and cash equivalents and available-for-sale securities of $9.6 million.  In addition, pursuant to an outstanding loan facility, the Company has $2.5 million that may become available if it achieves a certain milestone in the development of it's product candidate Menadione.  However, the Company does not anticipate achieving this milestone by the middle of 2010, unless the Company is able to obtain additional capital by such time as the capital raised in the October 2009 securities purchase was restricted to use in general operations and in the development of Marqibo.  The Company has drawn down $27.5 million of the total $30 million available under the loan facility agreement.  See Note 3.

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company does not currently have sufficient capital to continue operations for the next twelve months.  The Company’s continued operations are entirely reliant upon obtaining additional capital. The Company will be unable to continue development of its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets. Based on the anticipated use of cash resources between $4.5 million and $5.5 million per quarter, including any milestones pursuant to the Company’s license agreements, the Company estimates that it will be able to continue with planned development activities into mid-2010.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to significantly curtail planned development to maintain operations through 2010 and beyond.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash and cash equivalents, marketable securities, accounts payable, notes payable and warrant liabilities. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s notes payable at December 31, 2009 is $13.2 million.  The fair value of the Company’s warrant liabilities is discussed in Note 5.

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

On September 8, 2009, we received a notice from the Staff of The NASDAQ Stock Market indicating that we failed to regain compliance with NASDAQ listing requirements and that trading of our common stock on the NASDAQ Capital Market would be suspended effective at the opening of business on September 10, 2009.  In accordance with the terms of the warrants issued pursuant to the October 2007 loan agreement, Deerfield had previously notified us of its intention to require us redeem the warrants, upon such suspension.  However, pursuant to the terms of a September 3, 2009 letter agreement, we and Deerfield agreed that, in lieu of satisfying the warrant redemption price of approximately $3.87 million in cash, we could satisfy such obligation at Deerfield’s election as follows:

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

We satisfied the warrant redemption price by issuing to Deerfield securities in connection with our October 2009 private placement.  Also in conjunction with this financing, we issued certain warrants that had characteristics of both equity and liabilities.  These warrants were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in net income/(expense).

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

SHARE-BASED COMPENSATION

We have adopted revised authoritative guidance related to stock-based compensation under FASB ASC TOPIC 718 “Compensation – Stock Compensation.”  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the operating expense for each reporting period.  See Note 4 of our audited financial statements included elsewhere in this Form 10-K for further information regarding the required disclosures related to share-based compensation.

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

COMPUTATION OF NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at December 31, 2009 and 2008 upon exercise or conversion that were not included in the computation of net loss per share totaled 19,577,289 and  12,594,828, respectively.

SEGMENT REPORTING

The Company has determined that it currently operates in only one segment, which is the research and development of oncology therapeutics and supportive care for use in humans. All assets are located in the United States.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued an amendment to ASC 825, entitled “Interim Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this amendment, fair values for these assets and liabilities were only disclosed annually. This amendment applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This amendment was effective for interim periods ending after June 15, 2009. This amendment does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this amendment requires comparative disclosures only for periods ending after initial adoption. The adoption did not have any impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification TM, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now nonauthoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s financial statements. The ASC is updated through the FASB’s issuance of Accounting Standard Updates, or ASUs. Summarized below are recently issued accounting pronouncements as described under the new ASC structure.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

NOTE 3.            FACILITY LOAN AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield has agreed to loan to us an aggregate principal amount of up to $30 million. Of the total $30 million funds committed pursuant to the loan agreement, $20 million is available for disbursement to us in four installments every six months commencing October 30, 2007.  As of December 31, 2009, we have drawn down $27.5 million pursuant to these funds.  The remaining $2.5 million available is subject to disbursement upon the achievement of clinical development milestones relating to our Marqibo and Menadione product candidates.  Deerfield’s obligation to disburse loan proceeds expires October 30, 2010, and we must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.  Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. The effective interest rate on the $20 million notes payable for funds available on the six month installments, including discount on debt, is approximately 18.05%.  The effective interest rate on the $7.5 million notes payable related to the achievement of development milestones, including discount on debt, is approximately 11.6%.  As of December 31, 2009, we had accrued $0.7 million in interest payable that was paid in January 2010.

In the past, we had issued to Deerfield 6-year warrants to purchase an aggregate of 6.1 million shares of our common stock at an exercise price of $1.31 per share.   These warrants were additional consideration for the loan agreement.  In September 2009, all warrants issued to Deerfield were redeemed for $3.87 million which obligation was payable in the Company’s securities pursuant to the terms of a September 3, 2009 agreement between Deerfield and the Company. In accordance with the terms of the warrants, Deerfield required the Company to redeem the warrants upon the suspension of trading on the NASDAQ Capital Market of the Company’s common stock on September 8, 2009.   See Note 2 for additional details.  This liability was satisfied as part of the Company’s private placement which closed on October 8, 2009, pursuant to which the Company issued to Deerfield 12,906,145 shares of common stock and seven-year warrants to purchase an additional 1,290,613 shares of common stock at an exercise price of $0.60 per share.

Fair Value of Warrants. The aggregate fair values of the warrant series issued upon execution of the loan agreement, under which an aggregate of the 5,225,433 shares of our common stock were issuable upon purchase, pursuant to the loan agreement was $5.9 million. $5.5 million of the total fair value, related to the warrant series to purchase an aggregate of 4,825,433 shares with an anti-dilution feature, was recorded as a discount to the note payable. The remaining $0.4 million fair value, relating to the additional warrant series to purchase an aggregate of 400,000 shares of common stock, was recorded as a debt issuance cost and is being amortized, using the interest method, over the life of the loan.   The aggregate fair values of the warrant series issued when we drew down the funds related to clinical development milestones, under which an aggregate of the 850,136 shares of our common stock were issuable upon purchase, pursuant to the loan agreement was $0.5 million, which was accounted for as a discount to the notes payable in the balance sheet.  Deerfield required us to redeem these warrants in September 2009, which obligation was satisfied by issuing units of common stock and warrants.  The total obligation for the redemption of these warrants was approximately $3.87 million.  See Note 5 for additional details of the securities issued to Deerfield to satisfy the warrant redemption payment.  As of December 31, 2009, there were no warrants outstanding pursuant to the loan facility agreement with Deerfield.

Summary of Notes Payable. On November 1, 2007, we drew down $7.5 million of the $30.0 million in total loan proceeds available. On October 14, 2008 and November 12, 2008, we drew down an additional $12.5 million and $2.5 million, respectively. On May 20, 2009, drew down $5.0 million which was available pursuant to the terms of the loan agreement.  We are not required to pay back any portion of the principal amount until October 30, 2013.  Upon issuance of these notes, the fair value of the warrants was determined and included as additional discount on the debt to Deerfield.  Because the Company issued the warrants pursuant to the loan, the Company recognized a discount on the note.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the years ended December 31, 2009 and 2008:

	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,[1]
2009

Notes payable	$22,500,000	$5,000,000	$—	$—	$27,500,000
Discount on debt	(5,648,459)	—	—	745,509	(4,902,950)
Carrying value	16,851,541				22,597,050

2008
Notes payable	$7,500,000	$15,000,000	$—	$—	$22,500,000
Discount on debt	(5,474,376)	—	(483,214)	309,131	(5,648,459)
Carrying value	$2,025,624				$16,851,541

1 As of December 31, 2009 and 2008, there was unallocated debt discount related to undrawn funds on the Deerfield loan facility of $0 and $1.4 million, respectively

A summary of the debt issuance costs and changes during the periods ending December 31, 2009 and 2008 is as follows:

	Deferred Transaction Costs on January 1,	Amortized Debt Issuance Costs	Carrying Value[2]

2009	$1,361,356	$(167,762)	$1,193,594

2008	$1,423,380	$(62,024)	$1,361,356

 NOTE 4.            STOCKHOLDERS' EQUITY

Issuances of Common Stock.  In May 2008, the Company issued 134,409 shares as partial consideration of a milestone achieved under a license agreement for AECOM.

On October 7 2009, the Company entered into a securities purchase agreement pursuant to which it agreed to sell in a private placement an aggregate of 54,593,864 units of its securities, each unit consisting of (i) either (a) one share of common stock, or (b) a seven-year warrant to purchase one share of common stock at an exercise price of $0.01 per share (a “Series A Warrant”), and (ii) a seven-year warrant to purchase one-tenth of one share of common stock at an exercise price of $0.60 (a “Series B Warrant”), which represented the closing bid price of the Company’s common stock on October 7, 2009.

Pursuant to the securities purchase agreement, the Company sold 30,655,999 units for $8.5 million, or $0.30 per unit.  These units consisted of shares of common stock and Series B Warrants, with a fair value of $7.8 million and $0.6 million, respectively.  The Company also sold 11,031,722 units consisting of Series A Warrants and Series B Warrants at a purchase price of $3.2 million, or $0.29 per unit.  The total cash proceeds of the offering were, net of offering costs of $0.7 million, approximately $11.7 million.  The Company also issued  12,906,146 units to Deerfield, consisting of shares of common stock and Series B Warrants, with fair values of $3.6 million and $0.3 million, respectively.  These units were issued to satisfy a $3.87 million warrant redemption obligation of the Company to Deerfield, as discussed in Note 3 above.  As described in Note 5, all warrants issued in the offering are classified as liabilities.

Stock Incentive Plans. As of December 31, 2009, the Company had two stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2003 Stock Option Plan (the “2003 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the Company’s employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three years and expire ten years from the date of grant. Additionally, the Company has an Employee Stock Purchase Plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

The 2003 Plan was adopted by the Company's Board of Directors in October 2003. The 2003 Plan originally authorized a total of 1,410,068 shares of common stock for issuance. The Company's stockholders ratified and approved the 2003 Plan in May 2006. In September 2004, the Company's Board of Directors approved and adopted the 2004 Plan, which initially authorized 2,500,000 shares of common stock for issuance. On March 31, 2006, the Board approved, subject to stockholder approval, an amendment to the 2004 Plan to increase the total number of shares authorized for issuance there under to 4,000,000. At the Company’s May 2006 Annual Meeting, the Company's stockholders ratified and approved the 2004 Plan, as amended. At the 2007 Annual Meeting on June 22, 2007, the Company's stockholders approved an additional increase of shares authorized for issuance from 4,000,000 to 7,000,000.

On February 16, 2010, the Company's Board of Directors adopted the 2010 Equity Incentive Plan.  See Note 15.  Also on February 16, 2010, the Board adopted amendments to the Company’s 2003 and 2004 Plan.  Pursuant to the amendments, the number of shares of common stock authorized for issuance under the 2003 Plan was reduced from 1,410,068 to 528,342, of which 259,664 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 268,678 shares have previously been issued under the 2003 Plan.  Similarly, the number of shares of common stock authorized for issuance under the 2004 Plan was reduced from 7,000,000 to 4,747,257, of which 4,279,661 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 467,596 shares have previously been issued under the 2004 Plan.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

2 There are $0.2 million of unallocated debt issuance costs associated with the unearned portion of the loan facility agreement.  We are not amortizing this portion of the debt issuance costs until the related debt is drawn down.

At the May 2006 Annual Meeting, the Company's Stockholders also ratified and approved the Company's 2006 Plan, which had been approved by the Company’s Board of Directors on March 31, 2006. The 2006 Plan provides the Company's eligible employees with the opportunity to purchase shares of Company common stock through lump sum payments or payroll deductions. The 2006 Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As adopted, the 2006 Plan authorized the issuance of up to a maximum of 750,000 shares of common stock.

At December 31, 2009, there were 421,504 shares available for issuance related to the 2006 Plan.  Of these, 138,315 were issued in January 2010.

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

The following tables summarize information about the Company’s stock options outstanding at December 31, 2009 and changes in outstanding options in the two years then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding January 1, 2008	5,290,038	$4.27

Options granted	760,500	0.89
Options exercised	—	—
Options cancelled	(1,579,667)	4.19
Outstanding December 31, 2008	4,470,871	$2.36	8.1	$12,125

Options granted	1,305,000	0.16
Options exercised	—	—
Options cancelled	(941,833)	2.06
Outstanding December 31, 2009	4,834,038	$1.82	7.5	$67,640
Exercisable at December 31, 2009	2,907,702	$2.63	6.8	$8,390

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 0.20	1,024,505	$0.14	8.9 yrs	70,505	$0.07
$ 0.21 - $ 1.32	1,996,711	0.97	7.7 yrs	1,230,379	1.02
$ 1.33 - $ 4.53	1,035,989	1.67	6.6 yrs	831,319	1.68
$ 4.54 - $ 10.98	776,833	6.44	6.4 yrs	775,499	6.44

$ 0.07 - $ 10.98	4,834,038	$1.82	7.5 yrs	2,907,702	$2.63

The weighted-average grant date fair value of options granted during the years 2009 and 2008 was $0.16 and $0.65, respectively.  During the years ended December 31, 2009 and 2008, the Company recorded share-based compensation cost of $1.0 million and $2.4 million, respectively.  Included in the stock-based compensation expense for the year ending December 31, 2008 is approximately $0.4 million of expense related to the correction of an error related to prior periods.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option-pricing model to determine the fair value of employee stock options granted during the year ended:

	December 31,
	2009	2008
Stock options
Risk-free interest rate	1.90%	2.65%
Expected life (in years)	5.5 - 6.0	5.5 - 6.0
Volatility	0.85 – 0.95	0.90
Dividend Yield	0%	0%
Employee stock purchase plan
Risk-free interest rate	0.27% - 1.11%	0.27% - 2.63%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	1.30 – 2.45	0.85 – 1.99
Dividend Yield	0%	0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and we use the assumptions as allowed by ASC 718, “Compensation – Stock Compensation.”  As allowed by ASC 718-10-55, companies with a short  period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of three companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, “Share-Based Payment”, it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based award.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, the Company currently estimates that 22% annually of its stock options awarded will be forfeited.

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account.  Therefore, these amounts are no longer included in our gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded in equity when they reduce cash taxes payable.

Warrants. As of December 31, 2009, all outstanding warrants were available for exercise. Warrants to acquire 258,927 shares of common stock at $1.85 per share expired in February of 2009.  Warrants to acquire 892,326 shares of common stock at $1.57 per share expire in April of 2010.  Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October of 2010.  On August 24, 2009, Deerfield notified the Company that it was electing to require the Company to redeem 6,142,754 warrants, which constituted all warrants issued and outstanding to Deerfield on such date.

As discussed above in this Note 4, in connection with the its October 2009 private placement, the Company issued Series A and Series B warrants to purchase a total of 11,031,722 and 5,459,382 shares of common stock, respectively.  If the Company issues equity securities in the future, other than to employees, directors or consultants of the Company pursuant to the Company’s stock plans, at a price per share lower than $0.60, the exercise price of the Series B Warrants will be reduced to such lower price, but not lower than $0.30 per share.

The following table summarizes the warrants outstanding as of December 31, 2009 and 2008 and the changes in outstanding warrants in the years then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2008	7,241,334	$1.90
Warrants granted	882,622	1.31
Warrants cancelled	—	—
Warrants outstanding December 31, 2008	8,123,956	1.83
Warrants granted	16,525,803	0.21
Warrants cancelled	(258,927)	1.85
Warrants redeemed	(6,142,754)	1.31
Warrants exercised	(3,504,827)	0.01
Warrants outstanding December 31, 2009	14,743,251	$0.66

NOTE 5.            WARRANT LIABILITY

The warrants issued as part of the October 2009 securities purchase (see Note 4) agreement are classified as a liability on the balance sheet based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in our equity structure, including mergers.  Specifically, in the event we are acquired in an all cash transaction, a transaction whereby we cease to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  In addition, the warrants provide protection to holders in the event we issue certain securities at a price less than the current exercise price of $0.01 and $0.60 per share for Series A and Series B warrants, respectively.  In such events, the exercise price of the warrants will be reduced to the price of the newly issued securities (subject to a $0.30 floor for Series B warrants). At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and we would be obligated to make penalty payments to them under certain circumstances if we were unable to maintain effective registration of the shares underlying the warrants with the SEC.

The Company determined the fair value of the 11,031,722 Series A Warrants and the 5,459,382 Series B Warrants on the date of October 8, 2009, the Offering date, using a Black-Scholes-Merton option pricing model under various probablility-weighted outcomes which take into consideration the protective feature of the warrants.  We used  the following assumptions in the Black-Scholes-Merton pricing model for both Series A and B Warrants: risk-free interest rate of 2.83%, an expected life of seven years; an expected volatility factor of 99% and a dividend yield of 0.0%.  Using these assumptions, we determined the fair value of the Series A Warrants was approximately $3.0 million and the fair value of the Series B Warrants was approximately $1.1 million.  The fair value of the warrants is recalculated each reporting period with the change in value taken as a gain or loss in the Statement of Operations.

On December 30, 2009, the Company issued approximately 3.5 million shares of its common stock pursuant to the exercise of a Series A Warrant issued pursuant to the October 2009 securities purchase agreement, realizing total proceeds of approximately $35,000.  The Company remeasured the warrants to the fair value on the date of exercise and recognized a gain of $0.3 million upon remeasurement of the warrant liability related to the exercised warrants.

As of December 31, 2009, the Company remeasured the fair value of the remaining Series A and Series B Warrants with the following assumptions:  risk-free interest rate of 3.39%, an expected life of 6.8 years; an expected volatility factor of 103% and a dividend yield of 0.0%.  Using these assumptions, the Company determined the fair value of the Series A and B Warrants were approximately $1.4 million and $0.8 million, respectively.  The accompanying non-cash gain of $1.0 million was taken as income in the Statement of Operations.

We used the following assumptions for purposes of December 30 and December 31, 2009 remeasurements: risk-free interest rate of 3.39%, an expected life of 6.8 years; an expected volatility factor of 103% and a dividend yield of 0.0%.

Changes in the Company’s stock price or volatility would result in a change in the value of the warrants and impact the Statement of Operations. A 10% increase in the Company’s stock price would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

NOTE 6.            FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis:

As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$50,976	$—	$—	$50,976
Available-for-sale equity securities	68,000	—	—	68,000
Total	$118,976	$—	$—	$118,976
Liabilities
Warrant liabilities	—	—	$2,145,510	$2,145,510
Total	$—	$—	$2,145,510	$2,145,510

As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$13,671,135	$—	$—	$13,671,135
Available-for-sale equity securities	128,000	—	—	128,000
Total	$13,799,135	$—	$—	$13,799,135
Liabilities
Warrant liabilities	—	—	$1,450,479	$1,450,479
Total	$—	$—	$1,450,479	$1,450,479

A summary of the activity of the fair value of the Level 3 liabilities is as follows:

	Beginning Value of Level 3 Liabilities	Additional Level 3 Liabilities Incurred	Liabilities extinguished	Net (Gain)/Loss on Change in Fair Value of Level 3 Liabilities	Ending Fair Value of Level 3 Liabilities

For the twelve months ended December 31, 2009	$1,450,479	$4,094,317	$(4,502,750)[3]	$1,103,464	2,145,510

For the twelve months ended December 31, 2008	$4,232,355	$—	$—	$(2,781,876)	1,450,479

NOTE 7.            SHORT-TERM INVESTMENTS

On December 31, 2009, the Company had $68,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement originally entered into in October 2004.

During 2009, the Company recorded unrealized losses of $60,000.  The Company recorded realized losses in 2008, as the decline in value of the shares, in the opinion of management, was considered other-than-temporary. The following table summarizes the NovaDel shares classified as available-for-sale securities during the year 2009 and 2008:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

For the twelve months ended December 31, 2009	$128,000	$(60,000)	$—	$68,000

For the twelve months ended December 31, 2008	$96,000	$140,000	$(108,000)	$128,000

NOTE 8.            LICENSE AGREEMENTS

Tekmira License Agreement.   In May 2006, The Company entered into a series of related agreements with Tekmira Pharmaceuticals Corporation. Pursuant to a license agreement with Tekmira, as amended in April 2007, the Company received an exclusive, worldwide license to patents, technology and other intellectual property relating to its Marqibo, Alocrest and Brakiva product candidates.

In consideration for the rights and assets acquired from Tekmira, we paid to Tekmira aggregate consideration of $11.8 million, which payment consisted of $1.5 million in cash and 1,118,568 shares of our common stock. We also agreed to pay to Tekmira royalties on sales of the licensed products, as well as upon the achievement of specified development and regulatory milestones and up to a maximum aggregate amount of $37.5 million for all product candidates. The milestones and other payments may include annual license maintenance fees and milestones. To date, we have achieved two development milestones related to our Tekmira product candidates for which we have paid a total of $1.0 million to Tekmira.

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

3 Comprised of $3.9 million related to settlement of warrants issued to Deerfield in connection with the 2007 loan facility agreement and $0.6 million reclassified to equity upon exercise of Series A Warrants.

NOTE 9.            PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2009	2008
Property and equipment:
Furniture & fixtures	$52,766	$35,813
Computer hardware	249,667	266,451
Computer software	231,911	231,907
Manufacturing equipment	163,836	163,836
Tenant improvements	144,337	144,340
	842,517	842,347
Less accumulated depreciation	(590,062)	(442,179)
Property and equipment, net	$252,455	$400,168

For the years ended December 31, 2009 and 2008, depreciation expense was approximately $0.2 million in each period.

NOTE 10.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

	2009	2008
Trade accounts payable	$1,008,560	$457,725
Clinical research and other development related costs	1,232,291	2,554,374
Accrued personnel related expenses	979,963	549,469
Interest payable	682,753	478,332
Accrued other expenses	123,508	185,963
Total	$4,027,075	$4,225,863

NOTE 11.          INCOME TAXES

There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2009 and 2008 because of the Company’s operating losses.

The components of deferred tax assets (there were no deferred tax liabilities) as of December 31, 2009 and 2008 are as follows:

Deferred tax assets consist of the following (in thousands):	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$24,082	$17,364
Research and development credit	4,795	3,387
Basis difference in capitalized assets	20,659	18,193
Stock-based compensation	7,262	6,885
Accruals and reserves	54	484
Total deferred tax asset	56,852	46,313
Less valuation allowance	(56,852)	(46,313)
Net deferred tax asset	$—	$—

 A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	For the Years Ended,
	December 31, 2009	December 31, 2008
Footnote Disclosure:
Tax Benefit at Federal Statutory Rate	34.0%	34.0%
State Taxes, Net of Federal Benefit	5.8%	5.8%
Permanent Book/Tax Differences	-2.1%	5.8%
Others	0.0%	0.0%
Tax Credit	7.8%	5.8%
Change in Valuation Allowance	-45.6%	-51.4%
Provision (Benefit) for Taxes	0.0%	0.0%

The Company has conducted a current IRC section 382 study for 2009, and concluded there was no ownership change during the current year.

As of December 31, 2009, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $61.8 million and $49.0 million, respectively. The net operating loss carryforwards expire in various amounts for federal tax purposes from 2022 through 2029 and for state tax purposes from 2016 through 2030.   As of December 31, 2009, the Company also had research and development credit carryforwards of approximately $0.8 and $1.1 million for federal and state tax reporting purposes, and orphan drug credit carryfowards of approximately $2.9 million for federal purposes. The research and development credit carryforwards expire in various amounts, for federal purposes, from 2027 through 2029 and carryforward indefinitely for state purposes. The orphan drug credit carry forward expires in 2029 for federal purposes.

Management maintains a valuation allowance for its deductible temporary differences (i.e. deferred tax assets) when it concludes that it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced. The Company’s valuation allowance increased by $10.6 million and $11.4 million in the years ended December 31, 2009 and 2008, respectively.

The Company has adopted the provisions of FIN 48 as of January 1, 2007, which is now codified as part of ASC 740. The total amount of unrecognized tax benefits as of December 31, 2009 was $1.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands)	2009	2008
Balance as of January 1, 2009	$438	$765
Additions for current year tax positions	494	155
Reductions for current year tax positions	-	-
Additions for prior year tax positions	22	-
Reductions for prior year tax positions	0	(482)
Settlements	-	-
Reductions related to expirations of statute of limitations	-	-
Balance as of December 31, 2009	$954	$438

None of the unrecognized tax benefits as of December 31, 2009 would affect the Company’s effective tax rate if recognized. As the Company would currently need to increase their valuation allowance for any additional amounts benefited, the effective rate would not be impacted until the valuation allowance was removed.

Penalties and interest expense related to income taxes are included as a component of other expense and interest expense, respectively, if they are incurred.  For the years ended December 31, 2009 and 2008, no penalties or interest expense related to income tax positions were recognized.  As of December 31, 2009 and 2008, no penalties or interest related to income tax positions were accrued.  The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly in the next twelve months.

The Company is subject to federal and California state income tax. As of December 31, 2009, the Company’s federal returns for the years ended 2002 through the current period and state returns for the years ended 2004 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

NOTE 12.          COMMITMENTS AND CONTINGENCIES

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. Effective June 24, 2009, the Company entered into a further amendment to the sublease, which extended the term of the lease through March 2011 and reduced the monthly lease payments from $2.80 per square foot to $2.45 per square foot for the eleven month period from July 2009 through May 2010 and reduced the lease payments from $2.90 per square foot to $1.95 per square feet for the ten month period from June 2010 through March 2011.  The total cash payments due for the duration of the sublease equaled approximately $0.6 million at December 31, 2009.

Approximate expenses associated with operating leases were as follows:

	Years Ended December 31,
	2009	2008
Rent expense	$580,000	$598,000

Employment Agreements. On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.4 million at December 31, 2009.

NOTE 13.          401(K) SAVINGS PLAN

During 2004, the Company adopted a 401(k) Plan (the “401(k) Plan”) for the benefit of its employees. The Company elects to match contributions to the 401(k) Plan equal to 100% of the first 5% of wages deferred by each participating employee. During 2009 and 2008, the Company incurred total charges of approximately $232,000 and $225,000, respectively, for employer matching contributions.

NOTE 14.          RESTRICTED CASH

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

NOTE 15.         SUBSEQUENT EVENTS

On February 16, 2010, the Company’s Board of Directors adopted the Hana Biosciences, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors of the Company (including its subsidiaries and affiliates) are eligible to receive Awards under the 2010 Plan. The total number of shares of the Company's common stock available for grants of awards to participants under the 2010 Plan is 8,000,000 shares.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Index to Exhibits Filed with this Report

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Hana Biosciences, Inc., as amended.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.