Form 10-K/A
period 2009-12-31
Hana Biosciences Inc
filed 2010-04-30
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-K/A

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
7000 Shoreline Ct., Suite 370, South San Francisco, CA 94080
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Hana Biosciences, Inc. (the “Company”), as filed by the Company with the Securities and Exchange Commission, or the SEC, on March 25, 2010 (the “Original Filing”), and is being filed by the Company solely to replace Part III, Item 10 through Item 14, and Part IV, Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures contained in the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Amendment No. 1 includes updated certifications from our principal executive officer and principal financial officer.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position(s) Held
Craig W. Carlson	62	Vice President, Chief Financial Officer
Steven R. Deitcher, M.D.	46	President, Chief Executive Officer and Director
Howard P. Furst, M.D.	42	Director
Anne E. Hagey, M.D.	42	Vice President, Chief Medical Officer
Paul V. Maier	62	Director
Tyler M. Nielsen	32	Controller
Leon E. Rosenberg, M.D.	77	Chairman of the Board
Michael Weiser, M.D.	47	Director
Linda E. Wiesinger	56	Director

Craig W. Carlson, joined Hana as Vice President on March 1, 2010, and was appointed Chief Financial Officer effective April 1, 2010.  Mr. Carlson has held senior leadership and executive financial management positions for the past 25 years, including positions at two public healthcare companies. Most recently, from February 2009 to February 2010, Mr. Carlson served as Chief Financial Officer and Chief Operating Officer for 20 Cent Ventures, a new business incubator focused primarily on applying life science technologies to high value niche opportunities worldwide, where he was responsible for managing several businesses, including four international subsidiaries. From July 2006 to March 2008, he was Chief Financial Officer of Neurobiological Technologies, Inc. and from 1993 to 2005 Mr. Carlson worked at Cygnus, Inc where he served as Chief Financial Officer and Chief Operating Officer.  Mr. Carlson received his M.B.A. from the Stanford Graduate School of Business, his M.S. Ed. in Counseling from Hofstra University, and his B.A. in Political Science from Union College.

Steven R. Deitcher, M.D., has been President, Chief Executive Officer and a director of Hana since August 2007, and served as our Executive Vice President of Development and Chief Medical Officer from May 2007 to August 2007.  Prior to joining Hana, Dr. Deitcher served as Vice President and Chief Medical Scientist at Nuvelo, Inc. since 2004.  Prior to joining Nuvelo, from 1998 to 2004, Dr. Deitcher held a variety of positions in both the Department of Vascular Medicine and the Department of Hematology/Oncology while at The Cleveland Clinic Foundation, including Head of the Section of Hematology and Coagulation Medicine in the Department of Hematology/Oncology. Prior to that, he spent four years at The University of Tennessee in positions including Associate Chairman, Department of Medicine; Director, Combined Pediatric and Adult Thrombosis Clinic; and Director, Special Coagulation Laboratory. Dr. Deitcher earned his B.S. and M.D. in the Honors Program in Medical Education at Northwestern University Medical School.

Howard P. Furst, M.D., was appointed a director of Hana in December 2009.  Dr. Furst has over 20 years of experience in the healthcare industry and is currently a partner at Deerfield Management, a healthcare investment fund based in New York City, where he is primarily responsible for overseeing the firm’s private investments.  Prior to joining Deerfield Management in 2007, Dr. Furst was a portfolio manager for the healthcare group at Magnetar Capital, an investment fund, from 2006 to 2007.  Prior to joining Magnetar Capital, Dr. Furst was a principal at Maverick Capital, an investment firm, where he was primarily responsible for managing the firm’s investments in the pharmaceutical and biotechnology sectors.  Dr. Furst received his M.D. from the New York University School of Medicine, an M.B.A. with a dual concentration in finance and healthcare administration from the Wharton School of Business at the University of Pennsylvania, and a B.A. from the University of Pennsylvania.  Dr. Furst also serves as a director of NitroMed, Inc., a privately-held specialty pharmaceutical company.

Anne E. Hagey, M.D., was appointed Vice President, Chief Medical Officer of Hana in April 2008.  Prior to joining Hana, from August 2000 to November 2007, Dr. Hagey was employed at Abbott Laboratories, most recently serving as a Global Project Head overseeing clinical oncology drug development.  Before becoming a Global Project Head in 2005, Dr. Hagey was an associate medical director and a graduate of the Physician Development Program at Abbot Laboratories.  Dr. Hagey has been a clinical associate and attending physician at the University of Chicago in pediatric hematology/oncology since 2001.  She conducted her fellowship at the University of California, Los Angeles in the Department of Microbiology and Molecular Genetics and the Department of Pediatric Hematology-Oncology and Bone Marrow Transplant. She was also a Resident and Intern in pediatrics at Baylor College of Medicine, Texas Children’s Hospital.  Dr. Hagey has been a Research Assistant at Loyola University Medical School, a Research Intern at Case Western Reserve University Medical School, and a Research Intern at Abbot Laboratories in the Department of Corporate Molecular Biology.  Dr. Hagey earned a Doctor of Medicine from Loyola University Chicago Stritch School of Medicine and a Bachelor of Sciences degree in Biochemistry from University of Illinois, Urbana-Champaign.

Paul V. Maier was appointed a director of Hana in March 2008. Since February 2007, Mr. Maier has been an independent financial consultant. Since November 2009, Mr. Maier has been serving as interim Chief Financial Officer of Sequenom, Inc., a publicly held life sciences company. From October 1992 to January 2007, Mr. Maier served as Senior Vice President, Chief Financial Officer of Ligand Pharmaceuticals Inc., a publicly-held biopharmaceutical company based in San Diego, CA. Prior to joining Ligand, Mr. Maier served as Vice President, Finance at DFS West, a division of DFS Group, L.P., a private multinational retailer from October 1990 to October 1992. From February 1990 to October 1990, Mr. Maier was Vice President and Treasurer of ICN Pharmaceuticals, Inc., a pharmaceutical and biotechnology research products company. Mr. Maier held various positions in finance and administration at SPI Pharmaceuticals, Inc., a publicly held subsidiary of ICN Pharmaceuticals Group, from 1984 to 1998 including Vice President, Finance from February 1984 to February 1987. Mr. Maier also serves on the boards of directors of Pure Bioscience, Inc. and International Stem Cell Corp., both publicly-held companies. Mr. Maier received an M.B.A. from Harvard Business School and a B.S. from Pennsylvania State University.

Tyler M. Nielsen has been our Controller since February 2006 and served as our interim Chief Financial Officer from November 16, 2009 until the effective time of Mr. Carlson’s appointment on April 1, 2010.  From September 2003 to February 2006, Mr. Nielsen was a senior auditor at Ernst & Young LLP. He earned his Bachelor of Science degree in Accounting from Brigham Young University.

Leon E. Rosenberg, M.D., has served on Hana’s Board of Directors since February 2004 and has been non-executive Chairman of the Board since March 2007. Dr. Rosenberg has been a Professor in the Princeton University Department of Molecular Biology and the Woodrow Wilson School of Public and International Public Affairs since September 1997. Since July 1999, he has also been Professor Adjunct of Genetics at Yale University School of Medicine. From January 1997 to March 1998, Dr. Rosenberg served as Senior Vice President, Scientific Affairs of Bristol-Myers Squibb, and from September 1991 to January 1997, Dr. Rosenberg served as President of the Bristol-Myers Squibb Pharmaceutical Research Institute. From July 1984 to September 1991, Dr. Rosenberg was Dean of the Yale University School of Medicine. Dr. Rosenberg also serves on the Boards of Directors of Lovelace Respiratory Research Institute, Karo Bio AB, and Medicines for Malaria Venture. Dr. Rosenberg received B.A. and M.D. degrees, both summa cum laude, from the University of Wisconsin. He completed his internship and residency training in internal medicine at Columbia Presbyterian Medical Center in New York City.

 Michael Weiser, M.D., Ph.D., has been a director of Hana since its inception. Since December 2006, Dr. Weiser has been the co-chairman of Actin Capital, LLC and Actin Biomed, a New York based healthcare investment firm that he founded. Prior to Actin, from July 1998 to December 2006, Dr. Weiser was the Director of Research at Paramount BioCapital where he was responsible for the scientific, medical and financial evaluation of biomedical technologies and pharmaceutical products under consideration for development. Dr. Weiser completed his Ph.D. in Molecular Neurobiology at Cornell University Medical College and received his M.D. from New York University School of Medicine. Dr, Weiser performed his post-graduate medical training in the Department of Obstetrics and Gynecology at New York University Medical Center and also completed a Postdoctoral Fellowship in the Department of Physiology and Neuroscience at New York University School of Medicine. Dr. Weiser received his B.A. in Psychology from the University of Vermont. Dr. Weiser is a member of The National Medical Honor Society, Alpha Omega Alpha. Dr. Weiser currently serves on the boards of directors of Manhattan Pharmaceuticals, Inc., Chelsea Therapeutics International Ltd., Emisphere Technologies Inc., ZIOPHARM Oncology Inc. and VioQuest Pharmaceuticals Inc., all publicly held biotechnology companies, as well as several privately held companies.

Linda E. Wiesinger, a director of Hana since February 2007, is currently the principal of Strategic Decisions, a pharmaceutical consulting company. From November 2003 to September 2005, Ms. Wiesinger was Senior Vice President, Marketing and Market Development at Vicuron Pharmaceuticals, Inc., a publicly held biopharmaceutical company that was acquired by Pfizer Inc. in September 2005. From May 2002 to February 2003, Ms. Wiesinger was Senior Vice President, U.S. Marketing of IMS Health Incorporated, a publicly-held company that provides market data to the pharmaceutical industry. Ms. Wiesinger has also held management positions with Bristol-Myers Squibb Company, from 1996 to 2000, and Armour Pharmaceutical Company, a subsidiary of Rhone-Poulenc Rorer, from 1992-1995. Ms. Wiesinger was employed by Pfizer Inc. where she held a series of positions in strategic planning, investor relations, and product planning, development and commercialization from 1981 to 1992. Ms. Wiesinger received a B.A. from the University of Pennsylvania and earned an M.B.A. at The Wharton School.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company.  Our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders.  Dr. Deitcher’s academic and clinical expertise in oncology and hematology offers a unique perspective into the development and practical application of our product candidates.  Dr. Deitcher’s current position as our President and CEO also allows him to provide a unique insight into our business, including our development and growth.  Dr. Furst’s medical background and extensive experience in managing investments in the healthcare industry provides valuable insight into the financial and operational aspects of our decision-making processes.  Mr. Maier has significant experience with early stage biopharmaceutical companies and brings depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.  As a result of his experience in the role of chief financial officer and treasurer of public companies, Mr. Maier also brings extensive finance, accounting and risk management knowledge to us.  Dr. Rosenberg’s medical background and experience in the pharmaceutical industry allows him to contribute significant scientific and operational expertise.  In addition to his medical credentials, Dr. Weiser’s background in venture capital and investment banking offers valuable expertise in financing and growing small biopharmaceutical companies.  Ms. Wiesinger’s operational experience in the pharmaceutical industry, and her expertise in strategic planning, product development and marketing, brings valuable insight into our operations and development and growth strategies.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 that we received with respect to transactions during 2009, we believe that all such forms were filed on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees of our company.  A copy of our Code of Business Conduct and Ethics is available on our Investor Relations page of our company’s website at www.hanabiosciences.com.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Audit Committee

The current members of our Audit Committee are Mr. Maier (Chair), Dr. Weiser and Ms. Wiesinger.  Our Board of Directors has determined that Mr. Maier qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC.  The Board has further determined that Mr. Maier is “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 11.           EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table reflects cash and non-cash compensation for the 2008 and 2009 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2009; (ii) each individual that served as an executive officer at the end of the fiscal year ended December 31, 2009 and who received in excess of $100,000 in total compensation during such fiscal year; and (iii) an additional individual who received in excess of $100,000 in total compensation during such fiscal year but was not serving as an executive officer at the end of the fiscal year.  We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)		Total
Steven R. Deitcher	2009	$420,000	$–		$32,299	$210,000	$17,905	(4)	$680,204
President & CEO	2008	420,000	–		–	150,000	15,500		957,931

Anne E. Hagey (5)	2009	$335,000	$–		$16,154	$130,000	$17,514	(6)	$498,668
VP, Chief Medical Officer	2008	255,134	25,000	(7)	156,113	65,000	20,175	(8)	456,375

John P. Iparraguirre (9)	2009	$200,000	$–		$8,074	$–	$10,938	(10)	$219,012
Former VP, CFO	2008	200,000	25,000		–	–	10,000		574,744

Tyler M. Nielsen (11)	2009	$140,000	$–		$2,692	$35,000	$7,935	(12)	$185,627
Controller

(1)
Amounts reflect the aggregate grant date fair value of option awards granted in the respective fiscal years as computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation,” excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 4 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in the Original Filing.  For awards that are subject to performance conditions, amounts reflect the assumption that the highest level of performance conditions will be achieved

(2)
Amount reflects cash incentives both paid and accrued for services related to 2008 and 2009.  All accrued bonuses relating to performance in 2008 and 2009 included in totals were paid early in the first quarters of 2009 and 2010, respectively. Cash incentives relate to services performed during the fiscal year pursuant to performance incentives earned.

(3)	Except as otherwise noted for a named executive officer, these amounts consist solely of matching contributions made to the named executives’ respective 401(k) plan contributions.

(4)	Consists of $16,500 in matching contributions made to Dr. Deitcher’s 401(k) plan and $1,405 in premiums paid for life insurance.

(5)	Dr. Hagey’s employment with us commenced in April 2008.

(6)	Consists of $16,500 in matching contributions made to Dr. Hagey’s 401(k) plan and $1,114 in premiums paid for life insurance.

(7)	Consists of a signing bonus paid to Dr. Hagey upon the commencement of her employment with us in April 2008.

(8)
Consists of  $15,500 in matching contributions made to Dr. Hagey’s 401(k) plan and $4,675 paid to Dr. Hagey as reimbursement for certain relocation costs pursuant to Dr. Hagey’s offer letter signed in April 2008.

(9)	Mr. Iparraguirre resigned as Hana’s Vice President, Chief Financial Officer and Secretary effective as of November 16, 2009.

(10)	Consists of $10,000 in matching contributions made to Mr. Iparraguirre’s 401(k) plan and $938 in premiums paid for life insurance.

(11)
Mr. Nielsen, Hana’s Controller, was appointed interim Chief Financial Officer effective as of Mr. Iparraguirre’s resignation on November 16, 2009, and served in this interim position until Mr. Carlson’s appointment as Chief Financial Officer, which was effective April 1, 2010.  Mr. Nielsen continues to serve as Hana’s Controller.

(12)	Consists of $7,000 in matching contributions made to Mr. Nielsen’s 401(k) plan and $935 in premiums paid for life insurance.

Employment Agreements and Post-Termination Benefits

Steven R. Deitcher

Dr. Deitcher’s employment with us is governed by an employment agreement dated June 6, 2008.  The employment agreement, which replaced and superseded a prior agreement dated May 6, 2007, provides for Dr. Deitcher’s employment as Chief Executive Officer for a term ending December 31, 2010, unless terminated earlier. The agreement may be renewed for one or more additional one-year periods upon agreement by the parties. That agreement provides that Dr. Deitcher is entitled to an initial annual base salary of $420,000, which amount will be reviewed by the board of directors at least annually and never decreased.  Dr. Deitcher may also, at the discretion of the board of directors, receive an annual bonus in an amount targeted at 50% of his base salary based upon the achievement of specified Company goals approved by the board of directors, except that the bonus shall be equal to 70% of his base salary in the event the Company satisfies all specified goals in their entirety. Dr. Deitcher is eligible to participate in all benefits offered to our employees.  Effective February 16, 2010, Dr. Deitcher’s annual base salary was increased to $441,000.

In the event Dr. Deitcher is terminated upon a “change of control,” he will receive (i) his then-current annualized base salary and health insurance for a period of 12 months following the date of the termination, (ii) the maximum discretionary bonus (at the 70% targeted rate) for which he would have been eligible in the year of the termination, and (iii) an acceleration in the vesting of all options to purchase shares of our common stock then held by him. If Dr. Deitcher is terminated by us other than for “cause” or upon a change of control, or if Dr. Deitcher terminates his employment for “good reason,” or if we elect not to renew the employment agreement at the end of its term, then Dr. Deitcher will receive (x) his then-current annualized base salary and health insurance for a period of 12 months following the date of the termination, (y) the maximum discretionary bonus (at the 50% targeted rate) for which he would have been eligible in the year of the termination, prorated for the number of months Dr. Deitcher was employed by us in the year of termination, and (z) an acceleration in the vesting of all of his stock options to provide for 12 additional months of vesting.

The term “cause” under the employment agreement means the following conduct or actions taken by Dr. Deitcher: (i) his willful and repeated failure or refusal to perform his duties under the agreement that is not cured by within 30 days after written notice thereof is given by us; (ii) any willful, intentional or grossly negligent act having the effect of injuring, in a material way (whether financial or otherwise), our business or reputation; (iii) willful and material misconduct in respect of his duties or obligations; (iv) the conviction of any felony or a misdemeanor involving a crime of moral turpitude; (v) the determination by us that Dr. Deitcher engaged in material harassment or discrimination prohibited by law; (vi) any misappropriation or embezzlement of our property; (vii) a breach of the non-solicitation, invention assignment and confidentiality provisions of the employment agreement; or (viii) a material breach of any other material provision of the employment agreement that is not cured within 30 days after we provide written notice thereof.

The term “change of control” means any of the following: (A) the direct or indirect acquisition by a person in one or a series of related transactions of our securities representing more than 50% of our combined voting power; or (B) the disposition by us of all or substantially all of our business and/or assets in one or a series of related transactions, other than a merger effected to change our state of domicile.

The term “good reason” means (1) a material breach by us of the employment agreement, which we do not cure within 30 days after written notice thereof is given to us; (2) a change in the lines of reporting such that Dr. Deitcher no longer directly reports to our Board; (3) a reduction in Dr. Deitcher’s compensation or other benefits except such a reduction in connection with a general reduction in compensation or other benefits of all senior executives; (4) a material reduction in Dr. Deitcher’s authority, duties, responsibilities, or title; or (5) a relocation of Dr. Deitcher’s principal place of performance by more than 30 miles from our current South San Francisco office location.

Craig W. Carlson

Mr. Carlson’s employment with us is governed by the terms of a letter agreement dated February 5, 2010, as amended on February 17, 2010.  Pursuant to the letter agreement, as amended, Mr. Carlson’s employment with Hana commenced March 1, 2010, but his appointment as Chief Financial Officer was not effective until April 1, 2010.  The letter agreement provides that he is entitled to an annualized base salary of $295,000 and is eligible to receive an annual performance cash bonus in an amount up to 30% of his annualized base salary.  In addition, upon the commencement of his employment, Mr. Carlson was granted a 10-year stock option to purchase 350,000 shares of our common stock at an exercise price of $0.19 per share. The stock option was awarded pursuant to Hana’s 2010 Equity Incentive Plan (the “2010 Plan”) and is evidenced by a stock option agreement dated March 1, 2010 in the standard form of agreement for use under the 2010 Plan.  Mr. Carlson is entitled to an additional stock option grant for up to 250,000 shares if Hana completes a financing transaction resulting in proceeds to us of specified amounts.

The letter agreement further provides that if Hana terminates Mr. Carlson’s employment without “cause,” or if he terminates his employment for “good reason,” then he is entitled to continue receiving his then current annualized base salary and medical benefits for a period of six months following such termination. For purposes of the letter agreement, the term “cause” means the following actions committed by Mr. Carlson: (i) his willful and repeated failure, disregard or refusal by to perform his employment duties, or his willful misconduct in respect of his duties or obligations; (ii) any willful, intentional or grossly negligent act having the effect of materially injuring (whether financial or otherwise) our business or reputation or any of our affiliates; (iii) conviction of any felony or a misdemeanor involving a crime of moral turpitude; (iv) engagement in illegal harassment; (v) misappropriation or embezzlement by Mr. Carlson of our property; or (vi) a material breach by Mr. Carlson of any of his obligations under any other agreement or policy.

The term “good reason” means (1) a reduction in Mr. Carlson’s annual base salary or annual target bonus rate or a material reduction in the benefits provided to him, taken as a whole, in each case without his consent, but not if all senior executives also incur such reduction in compensation or other benefits, or (2) a significant reduction in Mr. Carlson’s duties and responsibilities, but in each case after we have failed to correct such event after 30 days’ written notice from Mr. Carlson.

Anne E. Hagey

Dr. Hagey’s employment with us is governed by the terms of a letter agreement dated March 16, 2008. The letter agreement provides that Dr. Hagey is entitled to an initial annual base salary of $335,000 and is eligible for an annual performance bonus targeted at 40% of her base salary.  In addition, Dr. Hagey received a signing bonus of $25,000 upon the commencement of her employment. We also agreed to pay relocation expenses on Dr. Hagey’s behalf in an amount up to $10,000. The relocation expenses must be repaid by Dr. Hagey if she voluntarily resigns from her employment or if we terminate her employment for cause prior to April 23, 2010. Pursuant to the terms of the letter agreement, Dr. Hagey also received a stock option to purchase 200,000 shares of our common stock pursuant to Hana’s 2004 Stock Incentive Plan upon commencement of her employment. The option has a term of 10 years, vests in three equal annual installments commencing on April 23, 2009, and is exercisable at a price of $1.04 per share, the fair market value of our common stock as of the commencement of her employment.  Effective February 16, 2010, Dr. Hagey’s annual base salary was increased to $345,000.

The letter agreement further provides that if Hana terminates Dr. Hagey’s employment without cause, or if she terminates her employment for “good reason,” then she is entitled to continue receiving her then current annualized base salary for a period of six months following such termination and any obligation she may have to repay the signing bonus or relocation expenses will be forgiven. For purposes of the letter agreement, the term “cause” has substantially the same meaning as such term in Dr. Deitcher’s agreement, which is described above.  The term “good reason” means (i) a reduction in Dr. Hagey’s annual base salary or annual target bonus rate or a material reduction in the benefits provided to her, taken as a whole, in each case without her consent, but not if all senior executives also incur such reduction in compensation or other benefits, or (ii) a significant reduction in Dr. Hagey’s duties and responsibilities, but in each case after we have failed to correct such event after 30 days’ written notice from Dr. Hagey.

John P. Iparraguirre

Mr. Iparraguirre’s employment with us was governed by an employment agreement dated December 18, 2006, as amended on October 31, 2008.  The employment agreement provided for a term ending October 31, 2009, an annual base salary payable to Mr. Iparraguirre in the amount of $175,000 (subject to annual increases at the discretion of our board of directors) and an annual discretionary bonus in an amount up to 30% of the then annual base salary.  Effective as of January 1, 2008, Mr. Iparraguirre’s annual base salary was increased to $200,000.  For 2008, Mr. Iparraguirre received a discretionary bonus of $25,000, which represented 12.5% of his annual base salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2009:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Deitcher	266,667	133,333	1.65	05/21/2017	(1)
	66,667	33,333	1.74	08/24/2017	(2)
	433,334	216,666	1.12	12/14/2017	(3)
	–	300,000	0.14	02/24/2019	(4)
Dr. Hagey	–	200,000	1.04	04/23/2018	(5)
	–	150,000	0.14	02/24/2019	(6)
Mr. Iparraguirre (7)	28,201	–	1.684	05/09/2014	(8)
	40,000	–	1.33	04/11/2015	(9)
	50,000	–	4.75	11/10/2015	(10)
	83,333	41,667	6.82	12/12/2016	(11)
	36,667	73,333	1.12	12/14/2017	(12)
	–	75,000	0.14	02/24/2019	(13)
Mr. Nielsen	30,000	–	7.11	02/22/2016	(14)
	65,000	–	6.82	12/12/2016	(15)
	16,666	8,334	1.66	06/15/2017	(16)
	33,334	16,666	1.12	12/14/2017	(17)
	–	25,000	0.14	02/24/2019	(18)

(1)	133,334 and 133,333 shares vested on May 21, 2008 and May 21, 2009, respectively. An additional 133,333 shares vest on May 21, 2010.
(2)	33,334 and 33,333 shares vested on August 24, 2008 and August 24, 2009, respectively. An additional 33,333 shares vest on August 24, 2010.
(3)	216,667 shares vested on each of December 14, 2008 and December 14, 2009. An additional 216,666 shares vest on December 14, 2010.
(4)	100,000 shares vested on February 24, 2010, An additional 100,000 shares vest on each of February 24, 2011 and February 24, 2012
(5)	66,667 shares vested on April 23, 2009. An additional 66,667 and 66,666 shares vest on April 23, 2010 and April 23, 2011, respectively.
(6)	50,000 shares vested on February 24, 2010. An additional 50,000 shares vest on each of February 24, 2011 and February 24, 2012
(7)
Mr. Iparraguirre resigned as Hana’s Vice President, Chief Financial Officer and Secretary effective as of November 16, 2009.  Unless otherwise noted, each of Mr. Iparraguirre’s stock options terminated ninety days thereafter.

(8)
14,101 shares vested on May 9, 2005.  An additional 14,000 shares vested on May 9, 2006.  This stock option remains exercisable, notwithstanding Mr. Iparraguirre’s resignation, until its expiration date of May 9, 2014.

(9)	13,334 shares vested on April 11, 2006. An additional 13,333 shares vested on each of April 11, 2007 and April 11, 2008.
(10)	16,667 shares vested on each of November 10, 2006 and November 10, 2007. An additional 16,666 shares vested on November 10, 2008.
(11)
41,666 and 41,667 shares vested on December 12, 2007 and December 12, 2008, respectively.  An additional 41,667 shares were scheduled to vest on December 12, 2009, but were forfeit as a result of Mr. Iparraguirre’s resignation.

(12)
36,667 shares vested on December 14, 2008.  An additional 36,667 and 36,666 shares were schedule to vest on December 14, 2009 and December 14, 2010, respectively, but were forfeit as a result of Mr. Iparraguirre’s resignation.

(13)	25,000 shares were scheduled to vest on each of February 24, 2010, February 24, 2011, and February 24, 2012, but were forfeit as a result of Mr. Iparraguirre’s resignation.
(14)	10,000 shares vested on each of February 22, 2007, February 22, 2008, and February 22, 2009.
(15)	21,666 shares vested on December 12, 2007. An additional 21,667 shares vested on each of December 12, 2008 and December 12, 2009.
(16)	8,333 shares vested on each of June 25, 2008 and June 25, 2009. An additional 8,334 shares vest on June 25, 2010.
(17)	16,667 shares vested on each of December 14, 2008 and December 14, 2009. An additional 16,666 shares vest on December 14, 2010.
(18)	8,333 shares vested on February 24, 2010. An additional 8,333 and 8,334 shares vest on February 24, 2011 and February 24, 2012, respectively.

Compensation of Directors

Our non-employee directors are entitled to receive the following in consideration for their service on the Board: (1) a cash fee of $2,500 for attendance at each regular quarterly meeting of the Board; (2) an annual retainer fee of $20,000, as compensation for special Board and other meetings; and (3) an annual stock option grant relating to 40,000 shares of common stock, which option vests upon the first anniversary of the grant and accelerates upon a “change of control” of the Company. In lieu of the foregoing compensation, Dr. Rosenberg, as our non-executive chairman of the Board, is entitled to an annual retainer of $50,000, a meeting fee of $4,000 and an annual stock option grant of 75,000 shares.  Mr. Maier, as Chair of our Audit Committee, is entitled to receive, in addition to the compensation set forth above for non-employee directors, an annual stock option grant relating to 10,000 shares of common stock.  The following table sets forth the compensation paid to our directors for their service in 2009.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	Total
Arie S. Belldegrun (3)	$25,000	$4,191	$29,191
Howard P. Furst (4)	2,500	–	2,500
Paul V. Maier	30,000	5,238	35,238
Leon E. Rosenberg	66,000	7,857	63,857
Michael Weiser	30,000	4,191	34,191
Linda Wiesinger	25,000	4,191	29,191

(1)
Steven R. Deitcher, our President and Chief Executive Officer, has been omitted from this table since he receives no additional compensation for serving on our Board; his compensation is described above under “Management and Board of Directors – Executive Compensation.”

(2)
Amounts reflect the grant date fair value of stock option awards granted in February 2009, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation,” excluding the effect of estimated forfeitures.  Assumptions used in the calculation of these amounts are included in Note 4 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in the Original Filing.

(3)	Dr. Belldegrun resigned as a director effective December 31, 2009.
(4)	Dr. Furst was appointed as a director on December 9, 2009 and did not receive an annual stock option grant in 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of April 1, 2010 by: (i) each of our directors; (ii) each of our “named executive officers,” as defined above under “Management and Board of Directors – Executive Compensation;” (iii) all of our current directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least 5% of our common stock.  Beneficial ownership is determined under rules promulgated by the SEC.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Unless otherwise indicated, the address of each of the following persons is c/o Hana Biosciences, Inc., 7000 Shoreline Court, Suite 370, South San Francisco, CA 94080.

Name	Shares Beneficially Owned	Percent of Class
Craig W. Carlson	–	–
Steven R. Deitcher (1)	1,020,001	1.26%
Anne E. Hagey (2)	183,334	*
John P. Iparraguirre (3)	44,227	*
Tyler M. Nielsen (4)	155,030	*
Howard P. Furst	–	–
Paul V. Maier (5)	107,000	*
Leon E. Rosenberg (6)	334,201	*
Michael Weiser (7)	790,963	*
Linda E. Wiesinger (8)	126,000	*
All directors and officers as a group (9 persons)	2716,529	3.32%
James E. Flynn (9) 780 Third Avenue, 37th Floor New York, NY 10017	18,964,955	23.34%
OrbiMed Advisors LLC (10) 767 Third Avenue, 30th Floor New York, NY 10017	9,728,578	9.99%
Perceptive Life Sciences Master Fund, Ltd. (11) 499 Park Avenue, 25th Floor New York, NY 10022	13,935,406	9.99%
Quogue Capital LLC (12) 1285 Avenue of the Americas, 35th Floor New York, NY 10019	8,623,683	9.99%

*	represents less than 1%.

(1)	Includes 1,000,001 shares issuable upon the exercise of stock options.

(2)	Represents shares issuable upon the exercise of stock options.

(3)	Includes (i) 28,201 shares issuable upon the exercise of stock options, and (ii) 100 shares held by Mr. Iparraguirre’s spouse.

(4)	Includes (i) 153,333 shares issuable upon the exercise of stock options, and (ii) 100 shares held by Mr. Nielsen’s spouse.

(5)	Includes 100,000 shares issuable upon the exercise of stock options.

(6)	Includes 333,201 shares issuable upon the exercise of stock options.

(7)	Includes (i) 200,000 shares issuable upon the exercise of stock options, and (ii) 29,296 shares issuable upon the exercise of warrants.

(8)	Includes 120,000 shares issuable upon the exercise of stock options.

(9)
Includes (i) 4,646,899 shares of our common stock and warrants to purchase 464,689 shares of our common stock held by Deerfield Private Design Fund, L.P.; (ii) 7,485,997 shares of our common stock and warrants to purchase 748,598 shares of our common stock held by Deerfield Private Design International, L.P.; (iii) 3,451,799 shares of our common stock and warrants to purchase 156,999 shares of our common stock held by Deerfield Special Situations Fund International Limited; and (iv) 1,924,316 shares of our common stock and warrants to purchase 85,658 shares of our common stock held by Deerfield Special Situations Fund, L.P. Deerfield Capital, L.P. is the general partner of Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., and Deerfield Special Situations Fund, L.P.  Deerfield Management Company, L.P. is the investment manager of Deerfield Special Situations Fund International Limited. James E. Flynn, the managing member of Deerfield Capital, L.P. and Deerfield Management Company, L.P., holds voting and dispositive power over the shares held by Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund International Limited and Deerfield Special Situations Fund, L.P. (collectively, “Deerfield”).  Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on October 19, 2009 by Deerfield and Mr. Flynn.

(10)
OrbiMed Advisors LLC and OrbiMed Capital LLC (collectively, “OrbiMed”) beneficially hold shares and share equivalents issuable from warrants on behalf of Caduceus Capital Master Fund Limited (2,216,300 common shares and 1,260,000 warrants), Caduceus Capital II, L.P. (1,562,500 common shares and 850,000 warrants), UBS Eucalyptus Fund, LLC (1,562,500 common shares and 850,000 warrants), PW Eucalyptus Fund, Ltd. (142,300 common shares, and 84,000 warrants), and Summer Street Life Sciences Hedge Fund Investors LLC (766,400 common shares and 434,578 warrants). The ability of OrbiMed to convert the warrants into common shares is subject to certain limitations.  Specifically, the warrants may only be converted to the extent that the conversion would not cause OrbiMed to be the beneficial owner of greater than 9.99% of the outstanding shares of our common stock.  Beneficial ownership information is based on information known to the Company and a Schedule 13G filed with the SEC on October 13, 2009 by OrbiMed.

(11)
Includes 6,323,406 shares issuable upon the exercise of warrants, the provisions of which restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares that are beneficially owned by such holder and its affiliates and any other persons or entities with which such holder would constitute a Section 13(d) “group,” would exceed 9.99% of the total number of shares of our common stock then outstanding.  Beneficial ownership information is based on information known to the Company and a Schedule 13G filed with the SEC on October 14, 2009 by Perceptive Advisors LLC and Joseph Edelman, its Managing Member.

(12)
Includes 1,011,683 shares issuable upon the exercise of warrants, the provisions of which restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares that are beneficially owned by such holder and its affiliates and any other persons or entities with which such holder would constitute a Section 13(d) “group,” would exceed 9.99% of the total number of shares of our common stock then outstanding.  Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 12, 2010 by Quogue Capital LLC and Wayne P. Rothbaum, its President.

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
(2)
Represents shares issued under the Company's 2003 Stock Option Plan, or 2003 Plan, and 2004 Stock Incentive Plan, or 2004 Plan.  During 2004 the Company's Board of Directors adopted the 2004 Plan.  In February 2010, the Company’s Board of Directors amended the 2003 and 2004 Plans such that the total number of shares issuable under the plan equaled the total shares issuable under the current awards outstanding at the time plus any previously exercised awards.  For the 2003 plan, the total plan was reduced from 1,410,068 to 528,342 shares of common stock issuable, of which 259,664 shares are reserved for issuance for awards outstanding at the time of adoption.  For the 2004 plan, the total plan was reduced from 7,000,000 to 4,747,257 shares of common stock issuable, of which 4,279,661 shares are reserved for issuance for awards outstanding at the time of adoption. Thus, there are no shares available for issuance under these plans.  Also in February 2010, the Company adopted the 2010 Equity Incentive Plan or the 2010 Plan.  See also Note 4 of the Company's audited financial statements as of and for the year ended December 31, 2009 included in the Original Filing.

(3)
Represents shares issued under the Company's 2006 Employee Stock Purchase Plan, or 2006 Plan. During 2006, the Company’s Board of Directors adopted the 2006 Plan. Shares to be issued are shares that were purchased on January 2, 2010.  See also Note 4 of the Company's audited financial statements as of and for the year ended December 31, 2009 included in the Original Filing.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have adopted a written policy with respect to related party transactions whereby any proposed transaction between us and any (i) of our executive officers or directors, (ii) shareholder beneficially owning in excess of 5% of our common stock (or its controlled affiliates’) stock, (iii) immediate family member of an executive officer or director, or (iv) entity that is owned or controlled by someone listed in items (i) through (iii) above, or an entity in which someone listed in items (i) through (iii) above has a substantial ownership interest or control, must be approved by a majority of the disinterested members of our Audit Committee, unless the transaction is available to all of our employees generally, or involves less than the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years. If the proposed transaction involves executive or director compensation, it must be approved by the compensation committee.

In the event a proposed transaction has been identified as a related party transaction, such transaction must be presented to our Audit Committee for consideration and approval or ratification.  The presentation to the Audit Committee must include a description of all material facts, including the interests, director and indirect, of the related party, the benefits to us of the transaction and whether alternative transactions are available. A majority of disinterested members of the Audit Committee must approve a transaction for us to enter into it.  We did not enter into any related party transactions in 2008 or 2009.

Director Independence

Our board of directors, after reviewing all relevant transactions or relationships between each director, or any of his or her family members, and Hana, its senior management and its independent registered public accounting firm, has affirmatively determined that  Mr. Maier, Dr. Rosenberg, Dr. Weiser and Ms. Wiesinger are “independent” directors within the meaning of all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by BDO Seidman, LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2009 and 2008:

Fee Category	2009 Fees	2008 Fees
Audit Fees	$256,578	$246,534
Audit-Related Fees (1)	0	0
Tax Fees (2)	23,425	17,565
All Other Fees (3)	0	0

Total Fees	$280,003	$264,099

(1)
Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(3)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has engaged BDO Seidman, LLP as our independent registered public accounting firm for our 2010 fiscal year.  At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2009 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated June 17, 2004 by and among the Registrant, Hudson Health Sciences, Inc. (n/k/a Hana Biosciences, Inc.) and EMLR Acquisition Corp. (incorporated by reference to Exhibit 2.0 of the Registrant’s Form 8-K filed June 24, 2004).

3.1	Amended and Restated Certificate of Incorporation of Hana Biosciences, Inc., as amended.†
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

10.22	Hana Biosciences, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2010).*
10.23	Form of Stock Option Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 22, 2010).*
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.†
24.1	Power of Attorney.†
31.1	Certification of Chief Executive Officer.†
31.2	Certification of Chief Financial Officer.†
31.3	Certification of Chief Executive Officer (filed herewith).
31.4	Certification of Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
†	Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 25, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Date: April 29, 2010	By:	/s/ Steven R. Deitcher
Steven R. Deitcher, M.D
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Deitcher	President, Chief Executive Officer and Director (principal executive officer)	April 29, 2010
Steven R. Deitcher

/s/ Craig W. Carlson	Vice President, Chief Financial Officer (principal financial officer)	April 29, 2010
Craig W. Carlson

/s/ Tyler M. Nielsen	Controller (principal accounting officer)	April 29, 2010
Tyler M. Nielsen

*	Director	April 29, 2010
Howard P. Furst

*	Director	April 29, 2010
Paul V. Maier

*	Director	April 29, 2010
Leon E. Rosenberg

*	Director	April 29, 2010
Michael Weiser

	Director	April 29, 2010
Linda (Lyn) E. Wiesinger

*By: /s/ Steven R. Deitcher
Steven R. Deitcher
Attorney-in-fact

INDEX TO EXHIBITS FILED WITH THIS REPORT

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.3	Certification of Chief Executive Officer.
31.4	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.