Form 10-Q
period 2010-03-31
Hana Biosciences Inc
filed 2010-05-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐  No  ☒

As of May 14, 2010, there were 79,788,264 shares of the registrant's common stock, $.001 par value, outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,096,056	$9,570,453
Available-for-sale securities	76,000	68,000
Prepaid expenses and other current assets	104,414	114,067
Total current assets	4,276,470	9,752,520

Property and equipment, net	217,492	252,455
Restricted cash	125,000	125,000
Debt issuance costs	1,018,755	1,193,594
Total assets	$5,637,717	$11,323,569

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,416,775	$4,027,075
Other short-term liabilities	27,382	43,586
Total current liabilities	3,444,157	4,070,661
Notes payable, net of discount	22,836,344	22,597,050
Other long-term liabilities	6,224	6,540
Warrant liabilities	2,104,666	2,145,511
Total long term liabilities	24,947,234	24,749,101
Total liabilities	28,391,391	28,819,762
Commitments and contingencies (Notes 4, 6, 9 and 10):

Stockholders' deficit:
Common stock; $0.001 par value:
200,000,000 shares authorized, 79,788,264 and 79,649,976 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	79,788	79,650
Additional paid-in capital	117,779,666	117,572,373
Accumulated other comprehensive income	(16,000)	(24,000)
Accumulated deficit	(140,597,128)	(135,124,216)
Total stockholders' deficit	(22,753,674)	(17,496,193)
Total liabilities and stockholders' deficit	$5,637,717	$11,323,569

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Operating expenses:
General and administrative	$1,170,895	$1,377,600
Research and development	3,258,545	4,192,483
Total operating expenses	4,429,440	5,570,083

Loss from operations	(4,429,440)	(5,570,083)

Other income (expense):
Interest income	267	11,582
Interest expense	(1,084,584)	(727,007)
Other expense, net	—	(4,907)
Change in fair market value of warrant liabilities	40,845	664,060

Total other expense	(1,043,472)	(56,272)

Net loss	$(5,472,912)	$(5,626,355)
Net loss per share, basic and diluted	$(0.07)	$(0.17)
Weighted average shares used in computing net loss per share, basic and diluted	79,782,118	32,449,739

Comprehensive loss:
Net loss	$(5,472,912)	$(5,626,355)
Unrealized holding gains (losses) arising during the period	8,000	(32,000)

Comprehensive loss	$(5,464,912)	$(5,658,355)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

Period from January 1, 2010 to March 31, 2010

	Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income	deficit	deficit
Balance at January 1, 2010	79,649,976	$79,650	$117,572,373	$(24,000)	$(135,124,216)	$(17,496,193)
Share-based compensation of employees amortized over vesting period of stock options	—	—	185,098	—	—	185,098
Issuance of shares under employee stock purchase plan	138,288	138	22,195	—	—	22,333
Unrealized loss on available-for-sale securities	—	—	—	8,000	—	8,000
Net loss	—	—	—	—	(5,472,912)	(5,472,912)

Balance at March 31, 2010	79,788,264	$79,788	$117,779,666	$(16,000)	$(140,597,128)	$ $(22,753,674)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,472,912)	$(5,626,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,462	50,906
Share-based compensation of employees for services	185,098	379,803
Amortization of discount and debt issuance costs	414,133	176,808
Unrealized gain on warrant liability	(40,845)	(664,060)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	9,653	(760)
Increase (decrease) in accrued and other current liabilities	(610,300)	167,402
Net cash used in operating activities	(5,473,711)	(5,516,256)

Cash flows from investing activities:
Purchase of property and equipment	(6,499)	—
Net cash used in investing activities	(6,499)	—

Cash flows from financing activities:
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	22,333	13,271
Payments on capital leases	(16,520)	(16,458)
Net cash provided by (used in) financing activities	5,813	(3,187)

Net decrease in cash and cash equivalents	(5,474,397)	(5,519,443)
Cash and cash equivalents, beginning of period	9,570,453	13,999,080
Cash and cash equivalents, end of period	$4,096,056	$8,479,637
Supplemental disclosures of cash flow data:
Cash paid for interest	$685,294	$482,057
Supplemental disclosures of noncash financing activities:
Unrealized gain (loss) on available-for-sale securities	$8,000	$(32,000)
Equipment purchases financed through capital lease	$—	$9,895

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

BUSINESS

Hana Biosciences, Inc. (“Hana”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  Our product candidates consist of the following:

•
Marqibo® (vincristine sulfate liposomes injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the anti-cancer drug vincristine, which is approved by the Food and Drug Administration, or FDA, and is currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL, and metastatic uveal melanoma.

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

BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented herein. These interim financial results are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010 or any subsequent interim period.

As of March 31, 2010, the Company has a stockholder's deficit of approximately $22.8 million and an accumulated deficit of $140.6 million.  For the three months ended March 31, 2010, the Company recognized a net loss of $5.5 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of March 31, 2010, the Company had aggregate cash and cash equivalents and available-for-sale securities of $4.2 million.  The Company has drawn down $27.5 million of the total $30 million available under the loan facility agreement with Deerfield Management.  In October 2009, the commitment period of the loan facility agreement expired and the Company is no longer able to draw down the remaining $2.5 million of the total $30.0 million commitment by Deerfield.

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company’s currently available capital is only sufficient to fund its operations through the end of June 2010 and will require the Company to significantly reduce its current level of expenses and may impede its progress toward the continued development of its product candidates.  Accordingly, the Company’s continued operations are entirely dependent upon immediately obtaining additional capital and it does not currently have any committed sources of such additional capital. The Company will be unable to continue development of its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment and its current financial condition, which has severely restricted the Company’s access to the capital markets. If the Company is unable to raise additional capital, it may be required to cease operations altogether.    These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Since the Company does not generate any recurring revenue, the most likely sources of the additional capital it needs to continue funding its operating activities include private sales of the Company’s equity securities, including shares of its common or preferred stock, loans or other debt financings, or potentially through a strategic licensing or collaboration transaction involving the rights to one or more of its product candidates.  To the extent that the Company raises additional capital by issuing equity securities, its stockholders will likely experience significant dilution. The Company may also grant to future investors rights superior to those of its existing stockholders, including rights with respect to liquidation, voting and dividends.  If the Company raises additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to its technologies, product candidates or products, or grant licenses on terms that are not favorable to the Company.  If the Company raises additional funds by incurring debt, it could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which it conducts its business.  Even if the Company is successful in securing immediate additional capital to continue funding its near-term operating activities, The Company will continue to need significant amounts of additional capital thereafter until it can achieve profitability, if ever.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond its control. These factors include the following:

•	costs associated with conducting preclinical and clinical testing of its product candidates;

•	costs of establishing arrangements for manufacturing its product candidates;

•	payments required under its current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on its product candidates; and

•	costs of increased general and administrative expenses.

The Company has based its estimate on assumptions that may prove to be wrong, in which case, it may need to obtain additional funds sooner or in greater amounts than currently anticipated.

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

Loss Per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options and stock warrants would have an anti-dilutive effect because the Company incurred a net loss during each period presented. The number of shares potentially issuable at March 31, 2010 and 2009 upon exercise or conversion that were not included in the computation of net loss per share totaled 23,500,956 and 13,533,200, respectively.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, accounts payable, notes payable and warrant liabilities. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s note payable at March 31, 2010 is $13.6 million.  The fair value of the Company’s warrant liability is discussed in Note 6.

Debt Issuance Costs

As discussed in Note 4, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method.  If the commitment expires unexercised, the deferred fee is expensed immediately.

Warrant Liabilities
We have issued certain warrants that have the characteristics of both equity and liabilities.  These warrants were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in net income/(expense).  See Note 6.

Reclassification

Approximately $0.3 million in research & development expenses have been reclassified as general administrative expenses for the three month period ending March 31, 2009 in the Company’s Statement of Operations, to conform to the current year presentation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements ,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for both delivered and undelivered items when there is no other means to determine the fair value of those items. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

NOTE 4.  FACILITY LOAN AGREEMENT

On October 30, 2007, we entered into a Facility Agreement (the “loan agreement”) with Deerfield under which Deerfield agreed to loan to us an aggregate principal amount of up to $30 million. Of the total $30 million funds committed pursuant to the loan agreement, $20 million was available for disbursement to us in four installments every six months commencing October 30, 2007 and $10 million was available based on achievement of certain development milestones related to our Marqibo and Menadione product candidates.  As of December 31, 2009 and March 31, 2010, we had drawn down $27.5 million.  We are unable to draw down the remaining $2.5 million as the commitment period for loan agreement  expired in October 2009.  We must repay all outstanding principal and interest owing under the loan no later than October 30, 2013. We are also required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%. In accordance with and upon execution of the loan agreement, we paid a loan commitment fee of $1.1 million to an affiliate of Deerfield.  Our obligations under the loan are secured by all assets owned (or that will be owned in the future) by us, both tangible and intangible. The effective interest rate on the $20 million notes payable for funds available on the six month installments, including discount on debt, is approximately 18.05%.  The effective interest rate on the $7.5 million notes payable related to the achievement of development milestones, including discount on debt, is approximately 11.6%.  As of March 31, 2010, we had accrued $0.7 million in interest payable that was paid in April 2010.

 Fair Value of Warrants. The aggregate fair values of the warrant series issued upon execution of the loan agreement, under which an aggregate of the 5,225,433 shares of our common stock were issuable upon purchase, pursuant to the loan agreement was $5.9 million. $5.5 million of the total fair value, related to the warrant series to purchase an aggregate of 4,825,433 shares with an anti-dilution feature, was recorded as a discount to the note payable. The remaining $0.4 million fair value, relating to the additional warrant series to purchase an aggregate of 400,000 shares of common stock, was recorded as a debt issuance cost and is being amortized, using the interest method, over the life of the loan.   The aggregate fair values of the warrant series issued when we drew down the funds related to clinical development milestones, under which an aggregate of the 850,136 shares of our common stock were issuable upon purchase, pursuant to the loan agreement was $0.5 million, which was accounted for as a discount to the notes payable in the balance sheet.  Deerfield required us to redeem these warrants in September 2009, and the $3.9 million obligation was satisfied by issuing units of common stock and warrants.  Since the redemption of these warrants, there have been no warrants outstanding pursuant to the loan facility agreement with Deerfield, whereas the warrants issued under the loan facility agreement had a value of $0.8 million on March 31, 2009.  See Note 7 for the discussion of the change in fair value of these warrants in the three months ended March 31, 2009.

Summary of Notes Payable. On November 1, 2007, we drew down $7.5 million of the $30.0 million in total loan proceeds available. On October 14, 2008 and November 12, 2008, we drew down an additional $12.5 million and $2.5 million, respectively. On May 20, 2009, we drew down $5.0 million which was available pursuant to the terms of the loan agreement.  We are not required to pay back any portion of the principal amount until October 30, 2013.  Upon issuance of these notes, the fair value of the warrants was determined and included as additional discount on the debt to Deerfield.  Because the Company issued the warrants pursuant to the loan, the Company recognized a discount on the note.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the three months ended March 31, 2010 and 2009:

	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at March 31,
2010

Notes payable	$27,500,000	$—	$—	$—	$27,500,000
Discount on debt	(4,902,950)	—	—	239,294	(4,663,656)
Carrying value	$22,597,050				$22,836,344

2009
Notes payable	$22,500,000	$—	$—	$—	$22,500,000
Discount on debt	(5,648,459)	—	—	144,114	(5,504,345)
Carrying value	$16,851,541				$16,995,655

A summary of the debt issuance costs and changes during the periods ending March 31, 2010 and 2009 is as follows:

	Deferred Transaction Costs on January 1,	Amortized Deferred Transaction Costs		Deferred Transaction Costs on March 31,

2010	$1,193,594	$(174,839[1]	)	$1,018,755

2009	$1,361,356		$(32,694)	$1,328,662

1 Includes approximately $0.1 million expense related to unallocated long-term deferred transaction costs that were expensed in the three months ended March 31, 2010 related to termination of the commitment period of funding of the Deerfield Agreement.  The commitment period terminated in October 2009.

NOTE 5. STOCKHOLDERS' DEFICIT

Private Placement.  On October 7 2009, the Company entered into a securities purchase agreement pursuant to which it agreed to sell in a private placement an aggregate of 54,593,864 units of its securities, each unit consisting of (i) either (a) one share of common stock, or (b) a seven-year warrant to purchase one share of common stock at an exercise price of $0.01 per share (a “Series A Warrant”), and (ii) a seven-year warrant to purchase one-tenth of one share of common stock at an exercise price of $0.60 (a “Series B Warrant”), which represented the closing bid price of the Company’s common stock on October 7, 2009.

Pursuant to the securities purchase agreement, the Company sold 30,655,999 units for $8.5 million, or $0.30 per unit.  These units consisted of shares of common stock and Series B Warrants, with a fair value of $7.8 million and $0.6 million, respectively.  The Company also sold 11,031,722 units consisting of Series A Warrants and Series B Warrants at a purchase price of $3.2 million, or $0.29 per unit.  The total cash proceeds of the offering were, net of offering costs of $0.7 million, approximately $11.7 million.  The Company also issued 12,906,146 units to Deerfield, consisting of shares of common stock and Series B Warrants, with fair values of $3.6 million and $0.3 million, respectively.  These units were issued to satisfy a $3.9 million warrant redemption obligation of the Company to Deerfield, as discussed in Note 4 above.  As described in Note 6, all warrants issued in the offering are classified as liabilities.

Stock Incentive Plans. As of March 31, 2010, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the Company’s employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three years and expire ten years from the date of grant. Additionally, the Company has an Employee Stock Purchase Plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

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

Stock Options. The following table summarizes information about stock options outstanding at March 31, 2010 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	4,834,038	$1.82
Options granted	4,365,000	0.19
Options cancelled	(441,333)	3.60
Options exercised	—	—
Outstanding March 31, 2010	8,757,705	$0.92	8.6	$57,590
Exercisable at March 31, 2010	2,957,370	$2.08	6.9	$31,123

Total share-based compensation expense was approximately $0.2 million and $0.4 million related to employee stock options recognized in the operating results for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.07 - $ 0.20	5,389,505	$0.18	9.6 yrs	525,172	$0.13
$ 0.21 - $ 1.32	1,892,044	0.97	7.6 yrs	1,160,712	1.00
$ 1.33 - $ 4.50	912,656	1.67	6.4 yrs	707,986	1.67
$ 4.51 - $ 10.98	563,500	6.63	6.1 yrs	563,500	6.63
$0.07 - $10.98	8,757,705	$0.92	8.6 yrs	2,957,370	$2.08

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

Through March 31, 2010, we have issued 466,811 shares under the 2006 Plan. For the three months ended March 31, 2010 and 2009, the total share-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was approximately $25,000 and $43,000, respectively.

Assumptions. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model.  The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted during the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Employee stock options
Risk-free interest rate	3.00%	1.90%
Expected life (in years)	5.5 – 6.0	5.5 – 6.0
Volatility	0.99	0.95
Dividend Yield	—%	—%
Employee stock purchase plan
Risk-free interest rate	0.20 – 1.14%	0.27 – 0.76%
Expected life (in years)	0.5 - 2	0.5 - 2
Volatility	1.74 – 2.12	1.30 – 1.99
Dividend Yield	—%	—%

Warrants. As of March 31, 2010, all outstanding warrants were available for exercise. Warrants to acquire 892,326 shares of common stock at $1.57 per share expired on April 22, 2010.  Warrants to acquire 864,648 shares of common stock at $5.80 per share expire in October of 2010.  There are outstanding Series A warrants to purchase an aggregate of 7,526,895 shares of common stock and Series B warrants to purchase an aggregate of 5,459,382 shares of common stock, which warrants were issued in connection with the Company’s October 2009 private placement.  If the Company issues equity securities in the future, other than to employees, directors or consultants of the Company pursuant to the Company’s stock plans, at a price per share lower than $0.60, the exercise price of the Series B Warrants will be reduced to such lower price, but not lower than $0.30 per share.

The following table summarizes the warrants outstanding as of March 31, 2010 and the changes in outstanding warrants in the years then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2010	14,743,251	$0.66
Warrants granted	-	-
Warrants cancelled	-	-
Warrants outstanding March 31, 2010	14,743,251	$0.66

NOTE 6. WARRANT LIABILITY

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

We satisfied the warrant redemption price by issuing to Deerfield securities in connection with our October 2009 private placement.    Additionally, the warrants issued as part of the October 2009 securities purchase (see Note 5) agreement are classified as a liability on the balance sheet based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in our equity structure, including mergers.  Specifically, in the event we are acquired in an all cash transaction, a transaction whereby we cease to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and we would be obligated to make penalty payments to them under certain circumstances if we were unable to maintain effective registration of the shares underlying the warrants with the SEC.

As of March 31, 2010, the Company remeasured the fair value of the remaining Series A and Series B Warrants with the following assumptions:  risk-free interest rate of 3.28%, an expected life of 6.5 years, which is the remaining contractual life of the instrument; an expected volatility factor of 99% and a dividend yield of 0.0%. The fair value of these warrants on March 31, 2010 was $2.1 million.  The Company recognized a gain of approximately $40,000 in the three months ended March 31, 2010 in the Statement of Operations, representing a reduction in the value of such warrants as compared to December 31, 2009.  For additional details on the change in value of these liabilities, see Note 7.

NOTE 7. FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis:

As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$51,039	$—	$—	$51,039
Available-for-sale equity securities	76,000	—	—	76,000
Total	$127,039	$—	$—	$127,039
Liabilities
Warrant liabilities	—	—	$2,104,666	$2,104,666
Total	$—	$—	$2,104,666	$2,104,666

As of March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$69,031	$—	$—	$69,031
Available-for-sale equity securities	96,000	—	—	96,000
Total	$165,031	$—	$—	$165,031
Liabilities
Warrant liabilities	—	—	$786,419	$786,419
Total	$—	$—	$786,419	$786,419

A summary of the activity of the fair value of the Level 3 liabilities2 is as follows:

	Beginning Value of Level 3 Liabilities	Additional Level 3 Liabilities Incurred	Liabilities extinguished	Net Gain on Change in Fair Value of Level 3 Liabilities	Ending Fair Value of Level 3 Liabilities

For the three months ended March 31, 2010	$2,145,511	$—	$—	$(40,845)	$2,104,666

For the three months ended March 31, 2009	$1,450,479	$—	$—	$(664,060)	$786,419

2 All Level 3 liabilities are comprised of warrant liabilities. For the three months ended March 31, 2009, all warrant activity related to warrants issued to Deerfield Management as part of the loan facility agreement.  See Note 4 for details of this transaction.  For three months ended March 31, 2010, all warrant activity related to warrants issued as part of the October 2009 Securities Purchase Agreement. See Note 5 for details of this transaction.

NOTE 8. AVAILABLE-FOR-SALE SECURITIES

On March 31, 2010, the Company had $76,000 in total marketable securities which consisted of shares of NovaDel Pharma, Inc. (“NovaDel”) purchased in conjunction with the Zensana license agreement originally entered into in October 2004.

The following table summarizes the NovaDel shares classified as available-for-sale securities during the three months ended March 31 2010 and 2009:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

For the three months ended March 31, 2010	$68,000	$8,000	$—	$76,000

For the three months ended March 31, 2009	$128,000	$(32,000)	$—	$96,000

 NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Trade accounts payable	$1,186,134	$1,008,560
Clinical research and other development related costs	1,256,219	1,232,291
Accrued personnel related expenses	189,019	979,963
Interest payable	667,911	682,753
Accrued other expenses	117,492	123,508
Total	$3,416,775	$4,027,075

NOTE 10. COMMITMENTS

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. Effective June 24, 2009, the Company entered into a further amendment to the sublease, which extended the term of the lease through March 2011 and reduced the monthly lease payments from $2.80 per square foot to $2.45 per square foot for the eleven month period from July 2009 through May 2010 and reduced the lease payments from $2.90 per square foot to $1.95 per square feet for the ten month period from June 2010 through March 2011.  The total cash payments due for the duration of the sublease equaled approximately $0.4 million at December 31, 2009.

Employment Agreements. On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.3 million at March 31, 2010.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2009 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements ..

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult ALL.

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

Revenues

We do not expect to generate any significant revenue from product sales or royalties in the foreseeable future.   We may have revenues in the future only if we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our ability to generate future revenues will be significantly diminished.

Research and Development Expenses

Research and development expenses, which account for the bulk of our expenses, consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense research and development costs as they are incurred.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting, legal fees related to patents and other general legal activities.

Share-based Compensation

Share-based compensation expenses consist primarily of expensing the fair-market value of a share-based award over the vesting term.  This expense is included in our operating expenses for each reporting period.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are certain accounting policies that are critical to understanding our unaudited condensed financial statements, as these policies affect the reported amounts of expenses and involve management’s judgment regarding significant estimates. We have reviewed our critical accounting policies and their application in the preparation of our unaudited condensed financial statements and related disclosures with the Audit Committee of our Board of Directors. Our critical accounting policies and estimates are described below.

Share Based Compensation

We have adopted revised authoritative guidance related to stock-based compensation under FASB ASC TOPIC 718 “ Compensation – Stock Compensation .”  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the statement of operations each reporting period.  See Note 4 of our unaudited condensed financial statements included elsewhere in this Form 10-Q for further information regarding the required disclosures related to share-based compensation.

Warrant Liabilities

We have issued certain warrants that have characteristics of both equity and liabilities.  These warrants were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in the statement of operations.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

General and administrative expenses. For the three months ended March 31, 2010, general and administrative, or G&A, expense was $0.9 million, as compared to $1.1 million for the three months ended March 31, 2009.  The decrease of $0.2 million is due to decreased personnel related expenses of $0.1 million and decreased costs for outside services and professional services of $0.1 million.

The $0.1 million decrease in employee-related expenses includes a decrease of $0.1 million in employee related share-based compensation expense due to decreased valuation of stock options issued to employees as a result of the decrease in value of the Company’s stock price.

The $0.1 million decrease in outside services and professional fees was due to decreased accounting and legal fees.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended March 31, 2010 and 2009.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2010	2009	Annual % Change
Marqibo	$951	$1,221	-22%
Menadione	16	431	-96%
Brakiva	(11)	136	N/A
Alocrest	-	(13)	N/A
Discontinued/out-licensed product candidates	-	5	N/A %
Total third party development costs	866	662	31%
Allocable costs and overhead	261	276	-5%
Personnel related expense	1,092	1,275	-14%
Share-based compensation expense	84	199	-58%
Total research and development expense	$3,259	$4,192	-22%

Marqibo.   Marqibo costs decreased by $0.3 million in the three months ended March 31, 2010 compared to the same period in 2009.  The main cause of the decrease costs was due to the completion of enrollment in our Phase 2 clinical trial in adult Philadelphia chromosome negative ALL patients in second relapse, or those who have progressed following two prior lines of anti-leukemia therapy, or the rALLy study, in the fourth quarter of 2009.  These costs were partially offset by increased manufacturing costs in preparation for a pre-New Drug Application, or NDA, meeting which was completed on April 20, 2010, with the FDA.  The purpose of the meeting was to discuss the proposed NDA and to confirm the clinical, non-clinical and manufacturing requirements for the NDA submission.  Following the pre-NDA meeting, we intend to proceed with our plan to submit a rolling NDA for Marqibo in relapsed/refractory adult Philadelphia chromosome-negative ALL in the second half of 2010 to seek accelerated approval.  In the first quarter of 2010, we continued to finalize data for the rALLy study and continued enrollment in our pilot Phase 2 trial in metastic uveal melanoma. We plan to initiate a confirmatory trial of Marqibo in ALL in 2011.  We expect to spend a total of approximately $7.3 million on external project costs relating to Marqibo in 2010. We estimate that we will need to expend at least an additional $10 million of external costs in order to obtain accelerated approval which would permit us to sell Marqibo to a limited segment of the market.  If we receive accelerated approval, we will need to run additional trials to receive full FDA approval in order to sell Marqibo to a larger segment of the market.  The additional external costs to run these trials to obtain full FDA approval are $62 million.  External costs include drug manufacture, clinical trial costs, data management and supporting activities not provided by our full-time employees.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

Menadione.  In the three months ended March 31, 2010 Menadione costs decreased by $0.4 million in compared to the same period in 2009, due largely to completion of enrollment in a Phase 1 study in cancer patients.  We plan to initiate a Phase 2 clinical trial in cancer patients in mid 2010, pending final results of the Phase 1 study and our ability to obtain additional financing.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. However, we expect to spend approximately $0.5 million on external project costs relating to Menadione in 2010, and while we are still evaluating the development plan for Menadione, we estimate that we will need to expend at least an aggregate of approximately $55 million of additional funds on external costs in order for us to obtain full FDA approval for Menadione, if ever.  External costs include drug manufacture, clinical trial costs, data management and supporting activities not provided by our full-time employees.  We expect that it will take approximately two to three years until we will have completed development and obtained FDA approval, if ever.  Per the terms of the securities purchase agreement completed in October 2009, we agreed to use the proceeds of the sale of those securities solely for the clinical and regulatory development of our Marqibo program. As such, future development of Menadione is contingent on obtaining additional funding, if any such funding is available in the future.

Brakiva.   In the three months ended March 31, 2010 Brakiva costs decreased by $0.1 million in compared to the same period in 2009, due to slow enrollment in a Phase 1 clinical study, which we initiated in November 2008.  We are exploring options for further development of Brakiva beyond the phase 1 trial.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.  Per the terms of the securities purchase agreement completed in October 2009, we agreed to use the proceeds of the sale of those securities solely for the clinical and regulatory development of our Marqibo program. As such, future development of Brakiva is contingent on obtaining additional funding, if any such funding is available in the future.

Alocrest.   We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2010.

Discontinued/Out-licensed projects.   We did not pursue development on our Zensana product candidates in 2010 which was out-licensed in 2007.   We may incur only incidental expenses in 2010 related to the continued disposition of this product.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates increased by $0.2 million in the three months ended March 31, 2010 compared to the same period in 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our research and development functions including data management, regulatory and clinical development.  The main increase in costs was due to increased consultants used to prepare for our intended NDA submission of our product candidate Marqibo as well as consultants used to collect the final data for our Phase 2 clinical trial, rALLy, in Marqibo.

Personnel related costs decreased by $0.2 million in the three months ended March 31, 2010 compared to the same period in 2009, due to lower headcount and cost reduction measures implemented to reduce employee benefit costs.   We expect these costs to increase slightly in 2010 as we continue to add the necessary resources in order to submit our NDA to the FDA.

Stock compensation expense decreased due to a lower valuation for options issued in 2010 due to the Company’s lower stock price.  We expect stock-based compensation will continue to decrease until our stock price increases or the amount of options issued increase.

Interest expense. For the three months ended March 31, 2010, interest expense was $1.1 million as compared to interest expense of $0.7 million for the three months ended March 31, 2009. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield as well as $0.1 million of long-term deferred transaction costs that were expensed as interest expense in 2010.  These long-term deferred transaction costs related to the unused funds at the termination of the commitment period of the Deerfield loan facility agreement.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of warrant liabilities. For the three months ended March 31, 2010, we recognized a gain related to the change in fair market value of the warrant liabilities of less than $0.1 million.  In three months ended March 31, 2009, we recognized a gain on warrant liabilities of approximately $0.7.  The value of these warrants is largely dependent on the price of our common stock, and as the stock price is reduced, the value of these warrants will decrease and our gain on the change in market value will increase.

Liquidity and Capital Resources

As of March 31, 2010, we had a stockholder's deficit of approximately $22.8 million and an accumulated deficit of $140.6 million.  For the three months ended March 31, 2010, we recognized a net loss of $5.5 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We currently have a limited supply of cash available for operations. As of March 31, 2010, we had aggregate cash and cash equivalents and available-for-sale securities of $4.2 million and available working capital of $0.8 million.  We have drawn down $27.5 million of the total $30 million available under the loan facility agreement with Deerfield Management.  In October 2009, the commitment period of the loan facility agreement expired and we are no longer able to draw down the remaining $2.5 million of the total $30.0 million commitment by Deerfield.

We do not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from our operating activities, if ever. Our currently available capital is only sufficient to fund our operations through the end of June 2010 and will require us to significantly reduce our current level of expenses and may impede our progress toward the continued development of our product candidates.  Accordingly, our continued operations are entirely dependent upon immediately obtaining additional capital, and we do not currently have any committed sources of such additional capital. We will be unable to continue development of our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment and our current financial condition, which has severely restricted our access to the capital markets. If we are unable to raise additional capital, we may be required to cease operations altogether.    These conditions raise substantial doubt as to our ability to continue as a going concern.

Since we do not generate any recurring revenue, the most likely sources of the additional capital we need to continue funding our operating activities include private sales of our equity securities, including shares of our common or preferred stock, loans or other debt financings, or potentially through a strategic licensing or collaboration transaction involving the rights to one or more of our product candidates.  To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience significant dilution. We may also grant to future investors rights superior to those of our existing stockholders, including rights with respect to liquidation, voting and dividends.  If we raise additional funds through collaborations and licensing arrangements, we may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.  Even if we are successful in securing immediate additional capital to continue funding our near-term operating activities, we will continue to need substantial amounts of additional capital thereafter until we can achieve profitability, if ever.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	costs associated with conducting preclinical and clinical testing of our product candidates;

•	costs of establishing arrangements for manufacturing our product candidates;

•	payments required under our current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of increased general and administrative expenses.

We have based our estimate on assumptions that may prove to be wrong, in which case, we may need to obtain additional funds sooner or in greater amounts than we currently anticipate.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceeding.

Item 1A. Risk Factors

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009(“2009 Annual Report”) under the caption “Item 1A. Risk Factors,”  If any of the risks described below or in our 2009 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2009 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need immediate additional capital to fund our continued operations. If we are unable to raise such additional capital, we will be forced to discontinue our product development programs, relinquish our rights to some or all of our product candidates or cease operations altogether. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

We believe that our currently available capital is only sufficient to fund our operations into June 2010.  Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2009.  Accordingly, we need immediate additional capital to fund our continued operations.

Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates.  To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience significant dilution. We may also grant to future investors rights superior to those of our existing stockholders, including rights with respect to liquidation, voting and dividends.  If we raise additional funds through collaborations and licensing arrangements, we may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

However, we have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the ongoing global economic turmoil, which has severely restricted access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us.  In addition, our ability to access capital is made more difficult due to our relative size and our current financial condition.  Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

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

Our near-term viability is substantially dependent on our ability to obtain accelerated approval of Marqibo by the FDA.

A substantial portion of our current human and financial resources is focused in the development of Marqibo, our lead product candidate.  We are currently evaluating the data from our global, registration-enabling Phase 2 clinical trial of Marqibo in adult Philadelphia chromosome negative ALL patients in second relapse or those who have progressed following two prior lines of therapy.  We refer to this Phase 2 clinical trial as the rALLy study.  The primary outcome measure of the rALLy study is complete remission, or CR, or CR without full hematological recovery, or CRi.  Our target enrollment for the rALLy study is 65 patients, which we achieved in December 2009.  In December 2009, we announced preliminary data indicating that of the first 56 patients dosed in the study, 12 patients, or 21 % of the first 56 patients enrolled, had achieved a CR or CRi and that the estimated median overall survival in complete responders was 7.3 months.

In April 2010, we met with the FDA concerning our plans to initiate a rolling submission new drug application, or NDA, seeking accelerated approval of Marqibo for the treatment of ALL.  Following such meeting, we intend to proceed with our plan to initiate a rolling NDA submission in 2010, subject to the availability of additional capital.  There can be no guarantee that our submission will be accepted for filing by the FDA and, even if our planned NDA filing is accepted for filing, there is no assurance that the FDA will find that the data and other information relating to Marqibo included in such submission will be sufficient to support accelerated approval of Marqibo.  If the final data is insufficient to support the submission of an NDA for accelerated approval, or if the FDA accepts our NDA for review but subsequently denies approval, our business would be substantially and adversely affected and we would be forced to significantly curtail or even cease our operations..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Letter agreement dated February 5, 2010 between Hana Biosciences, Inc. and Craig W. Carlson, as amended on February 17, 2010.

10.2	Hana Biosciences, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 22, 2010)

10.3	Form of Stock Option Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2010).
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: May 14, 2010	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Craig W. Carlson
Craig W. Carlson Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Letter agreement dated February 5, 2010 between Hana Biosciences, Inc. and Craig W. Carlson, as amended on February 17, 2010.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).