Form 10-Q
period 2010-06-30
Hana Biosciences Inc
filed 2010-08-13
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐  No  ☒

As of August 13, 2010, there were 84,937,237 shares of the registrant's common stock, $.001 par value.

INDEX

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,820,075	$9,570,453
Available-for-sale securities	76,000	68,000
Prepaid expenses and other current assets	119,187	114,067
Total current assets	38,015,262	9,752,520

Property and equipment, net	177,463	252,455
Restricted cash	125,000	125,000
Debt issuance costs	963,906	1,193,594
Total assets	$39,281,631	$11,323,569

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,491,426	$4,027,075
Other short-term liabilities	11,022	43,586
Total current liabilities	3,502,448	4,070,661
Notes payable, net of discount	23,042,679	22,597,050
Other long-term liabilities	5,742	6,540
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 5)	9,048,000	-
Warrant liabilities, non-current	1,040,991	2,145,511
Total long term liabilities	33,137,412	24,749,101
Total liabilities	36,639,860	28,819,762
Commitments and contingencies (Notes 4, 5, 6, 8, 9, 11 and 12):
Redeemable convertible preferred stock; $100 par value:
10,000,000 shares authorized, 400,000 and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; aggregate liquidation value of $100.8 million and $0 at June 30, 2010 and December 31, 2009, respectively	29,898,219	-

Stockholders' deficit:
Common stock; $0.001 par value:
200,000,000 shares authorized, 84,844,815 and 79,649,976 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	84,845	79,650
Additional paid-in capital	119,595,976	117,572,373
Accumulated other comprehensive income	(16,000)	(24,000)
Accumulated deficit	(146,921,269)	(135,124,216)
Total stockholders' deficit	(27,256,448)	(17,496,193)
Total liabilities, redeemable, convertible preferred stock and stockholders' deficit	$39,281,631	$11,323,569

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating expenses:
General and administrative	$1,875,840	$1,195,073	$3,046,735	$2,572,673
Research and development	2,705,425	3,002,071	5,963,970	7,194,554
Total operating expenses	4,581,265	4,197,144	9,010,705	9,767,227

Loss from operations	(4,581,265)	(4,197,144)	(9,010,705)	(9,767,227)

Other income (expense):
Interest income	238	574	506	12,156
Interest expense	(940,735)	(833,142)	(2,025,319)	(1,560,149)
Other expense, net	—	—	—	(4,907)
Change in fair value of warrant liabilities	(424,379)	(2,821,169)	(383,535)	(2,157,109)
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	(378,000)	—	(378,000)	—
Total other expense	(1,742,876)	(3,653,737)	(2,786,348)	(3,710,009)

Net loss	$(6,324,141)	$(7,850,881)	$(11,797,053)	$(13,477,236)

Deemed dividends attributable to preferred stock	(9,307,431)	—	(9,307,431)	—

Net loss applicable to common stock	(15,631,572)	—	(21,104,484)	—

Net loss per share applicable to common stock, basic and diluted	$(0.19)	$(0.24)	$(0.26)	$(0.42)

Weighted average shares used in computing net loss per share, basic and diluted	82,066,490	32,451,184	80,930,614	32,450,465
Comprehensive loss:
Net loss	$(6,324,141)	$(7,850,881)	$(11,797,053)	$(13,477,236)
Unrealized holdings gains (losses) arising during the period	—	28,000	8,000	(4,000)

Comprehensive loss	$(6,324,141)	$(7,822,881)	$(11,789,053)	$(13,481,236)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(Unaudited)

Period from January 1, 2010 to June 30, 2010

	Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	income	deficit	deficit
Balance at January 1, 2010	—	$—	79,649,976	$79,650	$117,572,373	$(24,000)	$(135,124,216)	$(17,496,193)
Share-based compensation of employees amortized over vesting period of stock options	—	—	—	—	429,970	—	—	429,970
Issuance of shares upon exercise of warrants	—	—	5,056,551	5,057	1,533,564	—	—	1,538,621
Issuance of shares under employee stock purchase plan	—	—	138,288	138	22,195	—	—	22,333
Issuance of Series A-1 redeemable, convertible preferred stock, net of issuance costs of $1,431,781, and fair value of investors’ right to acquire future shares of Series A-1 and A-2 preferred stock	400,000	20,906,404	—	—	—	—	—	—
Beneficial conversion feature on Series A-1 redeemable, convertible preferred stock	—	—	—	—	8,991,815	—	—	8,991,815
Dividend accretion of Series A-1 redeemable, convertible preferred stock pursuant to beneficial conversion feature	—	8,991,815	—	—	(8,991,815)	—	—	(8,991,815)
Issuance of warrants related to Series A-1 redeemable, convertible preferred stock	—	—	—	—	37,874	—	—	37,874
Unrealized loss on available-for-sale securities	—	—	—	—	—	8,000	—	8,000
Net loss	—	—	—	—	—	—	(11,797,053)	(11,797,053)

Balance at June 30, 2010	400,000	$29,898,219	84,844,815	$84,845	$119,595,976	$(16,000)	$(146,921,269)	$(27,256,448)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,797,053)	$(13,477,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,491	99,489
Share-based compensation to employees for services	429,970	619,331
Amortization of discount and debt issuance costs	675,317	400,550
Loss on change in fair value of warrant liability	383,535	2,157,109
Loss on change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	378,000	—
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(5,120)	76,258
Decrease in accounts payable and accrued liabilities	(549,021)	(666,825)
Net cash used in operating activities	(10,402,881)	(10,791,324)

Cash flows from investing activities:
Purchase of property and equipment	(6,499)	—
Net cash used in investing activities	(6,499)	—

Cash flows from financing activities:
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	72,899	13,271
Payments on capital leases	(19,990)	(30,777)
Proceeds from issuances of notes payable	—	5,000,000
Proceeds from private placement of Series A-1 preferred stock for $40 million less cash issuance costs of $1,393,907	38,606,093	—
Net cash provided by financing activities	38,659,002	4,982,494

Net increase (decrease) in cash and cash equivalents	28,249,622	(5,808,830)
Cash and cash equivalents, beginning of period	9,570,453	13,999,080
Cash and cash equivalents, end of period	$37,820,075	$8,190,250
Supplemental disclosures of cash flow data:
Cash paid for interest	$2,025,997	$1,140,301
Supplemental disclosures of noncash financing activities:
Equipment financed with capital leases	—	9,895
Unrealized loss on available-for-sale securities	8,000	$(4,000)
Fair value of warrants issued to nonemployee as partial payment of services rendered	$37,874	$—
Extinguishment of warrant liabilities, net of cash proceeds from warrant exercise	$1,488,055	$—

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities and investors’ rights to purchase shares of Series A-1 and A-2 preferred stock, the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

Segment Reporting

The Company has determined that it currently operates in only one segment, which is the research and development of oncology therapeutics and supportive care for use in humans. All assets are located in the United States.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, and accounts payable. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s notes payable at June 30, 2010 is $13.4 million.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly-liquid investments with a maturity of three months or less when acquired to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. All short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in comprehensive loss.

Debt Issuance Costs

As discussed in Note 4, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method.

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-1 and A-2 preferred stock, that have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense).  See Notes 5 and 8

Reclassification

Approximately $0.3 million and $0.5 million in research & development expenses have been reclassified as general administrative expenses for the three and six month periods ending June 30, 2009 in the Company’s Statement of Operations, to conform to the current year presentation.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of June 30, 2010, the Company had a stockholder's deficit of approximately $27.3 million and an accumulated deficit of $146.9 million.  For the six months ended June 30, 2010, we recognized a net loss of $11.8 million.  The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  As of June 30, 2010, the Company had aggregate cash and cash equivalents and available-for-sale securities of $37.9 million and available working capital of $34.4 million.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management.  On June 7, 2010, the Company entered into an Investment Agreement with certain investors wherein it sold 400,000 shares of convertible preferred stock at the stated value of $100 per share, for gross proceeds of $40 million.

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available on favorable terms or at all, especially given the current economic environment.  If the Company raises additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to its technologies, product candidates or products, or grant licenses on terms that are not favorable to the Company. If the Company raises additional funds by incurring debt, it could incur significant interest expense and become subject to covenants that could affect the manner in which it conducts its business.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond its control. These factors include the following:

•	costs associated with conducting preclinical and clinical testing of product candidates;

•	costs of establishing arrangements for manufacturing the Company’s product candidates;

•	payments required under current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on the Company’s product candidates; and

•	costs of increased general and administrative expenses.

The Company has based its estimates on assumptions that may prove to be wrong, in which case, the Company may need to obtain additional funds sooner or in greater amounts than currently anticipated.

NOTE 4.  FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  In accordance with and upon execution of the Facility Agreement, the company paid a loan commitment fee of $1.1 million to Deerfield Management.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, all of which was outstanding at June 30, 2010. Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to June 30, 2015.  The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.32%.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants was $6.0 million that was recorded as a discount on the note payable.  The discount on debt is being amortized over the life of the loan agreement.  The remaining debt discount of approximately $4.5 million on June 7, 2010, the date of the amendment to the Facility Agreement, will be amortized over the loan period from June 7, 2010 to June 30, 2015, which is the modified principal maturity date pursuant to the terms of the Facility Agreement, as amended.

Summary of Notes Payable. On November 1, 2007, the Company drew down $7.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. On October 14, 2008 and November 12, 2008, the Company drew down an additional $12.5 million and $2.5 million, respectively. On May 20, 2009, the Company drew down $5.0 million that was available pursuant to the terms of the Facility Agreement.  The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the six months ended June 30, 2010 and 2009:

	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at June 30,
2010
Notes payable	$27,500,000	$—	$—	$—	$27,500,000
Discount on debt	(4,902,950)	—	—	445,629	(4,457,321)
Carrying value	$22,597,050				$23,042,679

2009
Notes payable	$22,500,000	$5,000,000	$—	$—	$27,500,000
Discount on debt	(5,648,459)	—	—	325,335	(5,323,124)
Carrying value	$16,851,541				$22,176,876

A summary of the debt issuance costs and changes during the periods ending June 30, 2010 and 2009 is as follows:

	Deferred Transaction Costs on January 1,	Amortized Deferred Transaction Costs	Deferred Transaction Costs on June 30,

2010	$1,193,594	$(229,688)[1]	$963,906

2009	$1,361,356	$(75,215)	$1,286,141

NOTE 5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Private Placement of Preferred Stock
On June 7, 2010, the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (collectively, “Warburg Pincus”) and Deerfield (together with Warburg Pincus, the “Purchasers”) entered into an Investment Agreement pursuant to which the Company issued and sold to the Purchasers an aggregate of 400,000 shares of its newly-designated Series A-1 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40,000,000.

The Investment Agreement provides that the Purchasers also have the right, but not the obligation, to make additional investments in the Company if the Company obtains Stockholder Approval (as defined below) of certain amendments to its certificate of incorporation by December 7, 2010, as follows:

•
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for the first of its product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20,000,000 (“Additional Investment”); and

•
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers may purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40,000,000 (“Subsequent Investment”).

1 Includes approximately $0.1 million expense related to unallocated long-term deferred transaction costs that were expensed in the three months ended March 31, 2010 related to termination of the commitment period of funding of the Facility Agreement.  The commitment period expired in October 2009.

If the Company does not obtain Stockholder Approval by December 7, 2010, then the Investment Agreement provides that the Purchasers have the right, but not the obligation, to purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at any time prior to Marketing Approval, and up to an additional 400,000 shares of Series A-1 Preferred Stock at any time beginning 15 days and within 120 days following the Marketing Approval Date, in each case at a price per share of $100 (each, a “Subsequent Series A-1 Investment”).

The Investment Agreement requires that the Company seek approval of its stockholders to amend the Company’s certificate of incorporation to:  (i) increase the authorized number of shares of Common Stock, (ii) effect a reverse split of its Common Stock at a ratio to be agreed upon with the Purchasers, and (iii) provide that the number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the issued and outstanding Common Stock and preferred stock, voting together as one class, notwithstanding the provisions of Section 242(b)(2) of the Delaware General Corporation Law (collectively, the “Stockholder Approval”). The Company has called a special meeting of its stockholders for September 2, 2010 to consider the proposed amendments to its certificate of incorporation.

Terms of the Preferred Shares

Until the Company obtains Stockholder Approval, the Series A-1 Preferred Stock will have the following material terms (the “Initial A-1 Terms”):

•
the stated value of the Series A-1 Preferred Stock, initially $100 per share, accretes at a rate of 12% per annum (increasing by 0.5% annually) for a seven-year term, compounded quarterly, and following such seven-year term, the holders are thereafter entitled to cash dividends at a rate of 15.5% of the accreted stated value per annum, payable quarterly;

•
each share of Series A-1 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.1288 per share, subject to the limitation on the number of shares of Common Stock then available for issuance;

•
upon a liquidation of the Company, as defined, including a change in control of the Company, holders of the Series A-1 Preferred Stock would be entitled to receive a liquidation preference per share equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation; and

•
the Series A-1 Preferred Stock is redeemable at the holders’ election any time after December 7, 2010, at a redemption price equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock, plus any unpaid dividends accrued thereon and (ii) market value of common stock shares the holder would receive if the Series A-1 Preferred Stock are converted into common stock immediately prior to the redemption.

If the Company is unable to obtain Stockholder Approval prior to December 7, 2010, these terms will continue to apply to the Series A-1 Preferred Stock, including the remaining shares available under the terms of the Investment Agreement in connection with the Additional and Subsequent Investments in Series A-1 Preferred Stock.

If the Company obtains Stockholder Approval prior to December 7, 2010, then it expects to conduct a second closing pursuant to the terms of the Investment Agreement, which is referred to herein as the Second Closing. The Purchasers’ obligations to complete the Second Closing are subject to a number of customary closing conditions, including the continued accuracy of the representations and warranties made by the Company in the Investment Agreement and the Company’s compliance with its contractual obligations thereunder. At the Second Closing, the shares of Series A-1 Preferred Stock that were originally sold and issued on June 7, 2010 would no longer be subject to the Initial Series A-1 Terms and would automatically become subject to the considerably more Company-favorable Revised A-1 Terms (summarized below). In addition, the Purchasers would be entitled to receive an additional number of shares of Series A-1 Preferred Stock equal to the aggregate accretion that would have accrued on the shares of Series A-1 Preferred Stock sold at the June 7, 2010 closing divided by $100.

Following the Second Closing, the major terms of the Series A-1 Preferred Stock (the “Revised A-1 Terms”), including the initial 400,000 shares sold to the Purchasers on June 7, 2010, will be as follows:

•
the stated value of the Series A-1 Preferred Stock accretes at a rate of 9% per annum for a five-year term, compounded quarterly and following such five year term, the holders are thereafter entitled to cash dividends at a rate of 9% of the accreted stated value per annum, payable quarterly;

•	each share of Series A-1 Preferred Stock is convertible into Common Stock at a conversion price of $0.184 per share;

•
upon a liquidation of the Company, as defined, including a change in control of the Company, holders of the Series A-1 Preferred Stock would be entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-1 Preferred Stock and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation; and

•	the Series A-1 Preferred Stock is not redeemable.

The terms of the Series A-2 Preferred Stock are identical to the Revised A-1 Terms, except the conversion price is $0.276 per share.

Upon closing of the initial investment on June 7, 2010, the Warburg Purchasers have the right to designate five out of nine members of the Company’s Board of Directors.  The Purchasers also received certain other rights including registration rights for all securities contemplated in the Investment Agreement and the right to participate in any future financing transactions.

The Purchasers are not permitted to transfer or sell preferred stock until the earlier of (a) December 7, 2011 if the Company has not by then obtained Stockholder Approval, (b) June 7, 2011 for the initial 400,000 shares of Series A-1 Preferred Stock issued on June 7, 2010, and the applicable first anniversary date of the applicable closing date for the future tranches of shares of Series A-1 or Series A-2 Preferred Stock if the Company has obtained Stockholder Approval by December 7, 2010, (c) June 7, 2012, or (d) the date following the first period of 20 consecutive trading days during which the closing price of the Company’s common stock exceeds 200% of the conversion price. Transfer and sale restrictions could also lapse upon occurrence of certain other events.

Additionally, as a condition to the initial closing under the Investment Agreement, the Company and Deerfield amended the Facility Agreement.  The maturity date of the principal outstanding pursuant to the loan under the Facility Agreement was extended from October 30, 2013 to June 30, 2015.   See Note 4.

Accounting Treatment

The Company has allocated the proceeds from the financing between Series A-1 Preferred Shares and the Purchasers’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock in connection with the Additional Investments and Subsequent Investments.

•
Outstanding Series A-1 Preferred Stock – Due to certain contingent redemption features of this instrument, the Company classified the 400,000 shares of Series A-1 Preferred Stock sold on June 7, 2010 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet.  The Company recorded the residual value of these shares as $29.9 million on June 7, 2010, net of amounts allocated to the rights to purchase additional shares of Preferred Stock and transaction costs of $1.4 million and including $9.0 million accreted value of the Beneficial Conversion Feature.  These shares will become non-redeemable if we obtain Stockholder Approval before December 7, 2010; however there may be certain defined contingent events that could trigger redemption which are not currently considered probable.  Accordingly, the Company will not accrete these shares to redemption amounts in subsequent reporting periods unless and until such time it is probable that these securities will become redeemable.

•
Rights to Purchase Preferred Stock in the Additional and Subsequent Investments – The Company determined that the Purchasers’ rights to purchase future shares of Preferred Stock in connection with the Additional and Subsequent Investments are freestanding instruments that are required to be classified as liabilities and carried at fair value. The treatment of these instruments as a liability is due to certain redemption features of the underlying Preferred Stock.  The Company estimated fair values of these rights using a probability weighted Black-Scholes-Merton pricing method with the following assumptions for the period from June 7, 2010 to June 30, 2010: risk-free interest rates of 0.3% - 0.5%, an expected life of 0.9 – 1.5 years, an expected volatility factor of 104% - 106% and a dividend yield of 8.4%.- 11.4%. The fair value of these rights was $8.7 million and $9.0 million on June 7, 2010 and June 30, 2010, respectively.  The change in fair value of $0.3 million was recorded as a loss on the Statement of Operations. The Company will re-measure the fair value of the rights in each reporting period, and any gains or losses resulting from the changes in fair value will be included in other income/(expense).  See Note 8 for further discussion.

•
Beneficial Conversion Feature – At the time of initial issuance on June 7, 2010, shares of Series A-1 Preferred Stock were convertible into Common Stock at a rate determined by dividing the stated value of $100 by the Initial Series A-1 Conversion Price of $0.1288.  Pursuant to the Initial Series A-1 Terms, the total number of shares of Common Stock into which the Series A-1 Preferred Stock is convertible is limited to the total shares of authorized Common Stock available for issuance. On June 7, 2010, the amount of Common Stock available was 93.4 million shares, which was only sufficient to allow for conversion of approximately 0.1 million shares of Series A-1 Preferred Stock.  Because the conversion price of the shares of Preferred Stock was less than the fair market price of the Company’s common stock at the date Preferred Stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that preferred stockholders would realize upon conversion).  BCF is limited to the proceeds allocated to preferred shares and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 preferred stock, the BCF is immediately accreted to the Preferred Shares as a deemed preferred stock dividend.  During the quarter ended June 30, 2010, we recognized and accreted BCF of $9.0 million related to the 0.1 million convertible shares of Preferred Stock based on the total available shares of common stock, which was debited to additional paid-in capital since the Company has an accumulated deficit.  As a result, there is no net effect on the balance of additional paid-in capital related to the BCF.  As additional shares of Preferred Stock become convertible in the future, which would result from the resolution of the contingency relative to stockholder approval of additional authorized shares, we will recognize BCF amounts related to such Preferred Stock because the conversion right of such shares is contingent on shareholder approval.

•
Accretion of Dividend- For the period from June 7, 2010 to June 30, 2010, the 400,000 shares of Series A-1 preferred stock accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly or a total accreted value of $0.3 million.  The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accreted value is included, for loss per share purposes only, as a dividend to preferred stockholders and the loss attributable to common shareholders is increased by the value of the accretion for the period.

NOTE 6. STOCKHOLDERS’ DEFICIT

October 2009 Private Placement of Common Stock

On October 7, 2009, the Company entered into a securities purchase agreement pursuant to which it sold in a private placement an aggregate of 54,593,864 units of its securities, each unit consisting of (i) either (a) one share of common stock, or (b) a seven-year warrant to purchase one share of common stock at an exercise price of $0.01 per share (a “Series A Warrant”), and (ii) a seven-year warrant to purchase one-tenth of one share of common stock at an exercise price of $0.60 (a “Series B Warrant”), which represented the closing bid price of the Company’s common stock on October 7, 2009.

Pursuant to the securities purchase agreement, the Company sold 30,655,999 units for $8.5 million, or $0.30 per unit.  These units consisted of shares of common stock and Series B Warrants, with a fair value of $7.8 million and $0.6 million, respectively.  The Company also sold 11,031,722 units consisting of Series A Warrants and Series B Warrants at a purchase price of $3.2 million, or $0.29 per unit.  The net cash proceeds were approximately $11.7 million.  The Company also issued 12,906,146 units to Deerfield, consisting of shares of common stock and Series B Warrants, with fair values of $3.6 million and $0.3 million, respectively.  These units were issued to satisfy a $3.9 million warrant redemption obligation we owed to Deerfield.  All warrants issued in the offering are classified as liabilities.

Stock Incentive Plans

As of June 30, 2010, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of our common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three years and expire ten years from the date of grant. Additionally, the Company has an Employee Stock Purchase Plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including our subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. The total number of shares of our common stock available for grants of awards to participants under the 2010 Plan is 8,000,000 shares.  Also, on February 16, 2010, the Board adopted amendments to the 2003 and 2004 Plans.  Pursuant to the amendments, the number of shares of common stock authorized for issuance under the 2003 Plan was reduced from 1,410,068 to 528,342, of which 259,664 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 268,678 shares have previously been issued under the 2003 Plan.  Similarly, the number of shares of common stock authorized for issuance under the 2004 Plan was reduced from 7,000,000 to 4,747,257, of which 4,279,661 shares are reserved for issuance pursuant to the exercise of outstanding stock options, and 467,596 shares have previously been issued under the 2004 Plan.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at June 30, 2010 and changes in outstanding options in the six months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2010	4,834,038	$1.82
Options granted	4,965,000	0.19
Options cancelled	(487,667)	3.30
Options exercised	—	—
Outstanding June 30, 2010	9,311,371	0.88	8.20	$30,477
Exercisable at June 30, 2010	3,326,206	$1.97	6.13	$17,994

Total share-based compensation expense was approximately $0.4 million and $0.6 million related to employee stock options recognized in the operating results for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$0.07 - $ 0.20	5,360,505	$0.18	9.2 yrs	605,172	$0.14
$0.21 - $ 1.32	2,479,710	0.79	7.7 yrs	1,293,212	1.00
$1.33 - $ 4.44	907,656	1.67	6.0 yrs	864,322	1.67
$4.54 - $ 10.98	563,500	6.63	5.1 yrs	563,500	6.63
$0.07 - $10.98	9,311,371	$0.88	8.2 yrs	3,326,206	$1.97

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

Through June 30, 2010, the Company has issued 466,811 shares under the 2006 Plan. The Company has issued an additional 92,422 shares on July 1, 2010 to employees pursuant to the 2006 Plan.  For the six months ended June 30, 2010 and 2009, the total share-based compensation expense recognized related to the 2006 Plan under SFAS 123(R) was less than $50,000.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee stock options
Risk-free interest rate	3.00%	1.90%	3.00%	1.90%
Expected life (in years)	5.85	5.5 – 6.0	5.5 – 5.85	5.5 – 6.0
Volatility	0.85	0.85	0.85 – 0.95	0.85 – 0.95
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	0.22 – 0.61%	0.27 - 1.11	0.20 – 1.14%	0.27 - 1.11
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	1.18 – 1.89	1.73 – 2.45	1.18 – 2.12	1.30 – 2.45
Dividend Yield	0%	0%	0%	0%

Common Stock Warrants

As of June 30, 2010, the Company had outstanding warrants to purchase an aggregate of approximately 9.0 million shares of its Common Stock, all of which were available for exercise. Warrants to purchase 0.9 million shares of common stock at $1.57 per share expired on April 22, 2010.  Warrants to purchase 0.9 million shares of common stock at $5.80 per share expire in October of 2010.  On June 7, 2010, the Company issued a five-year warrant to purchase 217,391 shares of common stock at an exercise price of $0.23 as partial payment for financial advisory services provided in connection with the transactions contemplated by the Investment Agreement.  In connection with the Company’s October 2009 private placement, at June 30, 2010, there are outstanding Series A warrants to purchase an aggregate of 2.5 million shares of common stock and Series B warrants to purchase an aggregate of 5.5 million shares of common stock.  On May 20, 2010, the Company issued 5.1 million shares in connection with the exercise of Series A warrants.  Additionally, as a result of an anti-dilution provision contained in the Series B Warrants issued in the Company’s October 2009 private placement, the exercise price of the Series B Warrants was reduced to $0.30 per share after giving effect to the issuance of Series A-1 Preferred Stock on June 7, 2010.

The following table summarizes the warrants outstanding as of June 30, 2010 and the changes in outstanding warrants in the years then ended:

	Number Of Shares Subject To Warrants Outstanding	Weighted-Average Exercise Price
Warrants outstanding January 1, 2010	14,743,251	$0.66
Warrants granted	217,391	0.23
Warrants exercised	(5,056,551)	0.01
Warrants cancelled	(892,326)	1.57
Warrants outstanding June 30, 2010	9,011,765	$0.93

NOTE 7. BASIC NET LOSS PER COMMON SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is anti-dilutive.

Basic and diluted net loss per share were determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(6,324,141)	$(7,850,881)	$(11,797,053)	$(13,477,236)
Deemed dividend to preferred shareholders	(9,307,431)	—	(9,307,431)	—

Net loss applicable to Common Stock	(15,631,572)	—	(21,104,484)	—

Weighted average shares used in computing net loss per share, basic and diluted	82,066,490	32,451,184	80,930,614	32,450,465

Net loss per share, basic and diluted	$(0.19)	$(0.24)	$(0.26)	$(0.42)

The securities in the table below were excluded from the computation of diluted net loss per common share for the three and six months ended June 2010 and 2009 because such securities were anti-dilutive during the periods presented:

	2010	2009
Warrants	9,011,765	7,876,495
Stock options	9,311,371	5,398,705
Convertible redeemable preferred stock	93,399,859	—

Total	111,722,995	13,275,200

NOTE 8. WARRANT LIABILITIES

The Company had outstanding warrants to purchase 8.0 million and 6.1 million shares of common stock that were classified as liabilities on the balance sheet as of June 30, 2010 and 2009, respectively.  The fair value of the warrants classified as liabilities was $1.0 million and $3.6 million on June 30, 2010 and 2009, respectively.

The warrants outstanding as of June 30, 2010 that were classified as liabilities were issued to various investors pursuant to the October 2009 private placement.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if we were unable to maintain effective registration of the shares underlying the warrants with the SEC.

The warrants outstanding as of June 30, 2009 that were classified as liabilities were issued to Deerfield pursuant to the Facility Agreement.  These warrants to Deerfield were redeemed and the redemption obligation satisfied by issuing to Deerfield securities in connection with the October 2009 private placement.

On May 20, 2010, the Company issued approximately 5.1 million shares of its common stock pursuant to the exercise of a Series A Warrant issued pursuant to the October 2009 securities purchase agreement, realizing total proceeds of approximately $0.1 million.  The Company re-measured the warrants to the fair value on the date of exercise and recognized a loss of $0.6 million upon re-measurement of the warrant liability related to the exercised warrants, which is included in the $0.4 million loss for the three and six months ended June 30, 2010.

As of June 30, 2010, the Company re-measured the fair value of the Series A and Series B Warrants classified as liabilities with the following assumptions:  risk-free interest rate of 2.42%, an expected life of 6.3 years, which is the remaining contractual life of the instrument; an expected volatility factor of 96% and a dividend yield of 0.0%.  The Company recognized a loss of approximately $0.4 million in the three and six months ended June 30, 2010 in the Statement of Operations, representing an increase in the value of such warrants during this period.  For additional details on the change in value of these liabilities, see Note 9.

Changes in the Company’s stock price or volatility would result in a change in the value of the warrants and impact the Statement of Operations. A 10% increase in the Company’s stock price would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis:

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$51,107	$—	$—	$51,107
Available-for-sale equity securities	76,000	—	—	76,000
Total	$127,107	$—	$—	$127,107
Liabilities
Warrant liabilities	—	—	$1,040,991	$1,040,991
Right to purchase future Series A-1 and A-2 preferred stock	—	—	9,048,000	9,048,000
Total	$—	$—	$10,088,991	$10,088,991

As of June 30, 2009	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$69,157	$—	$—	$69,157
Available-for-sale equity securities	124,000	—	—	124,000
Total	$193,157	$—	$—	$193,157
Liabilities
Warrant liabilities	—	—	$3,607,588	$3,607,588
Total	$—	$—	$3,607,588	$3,607,588

A summary of the activity of the fair value of the Level 3 liabilities is as follows:

	Beginning Value of Level 3 Liabilities	Additional Level 3 Liabilities Incurred	Liabilities extinguished	Net Loss on Change in Fair Value of Level 3 Liabilities	Ending Fair Value of Level 3 Liabilities

For the six months ended June 30, 2010:
Warrant liabilities	$2,145,511	$—	$(1,488,055)	$383,535	$1,040,991
Right to purchase additional Series A preferred stock tranches	—	8,670,000	—	378,000	$9,048,000
Total level 3 liabilities	$2,145,511	$8,670,000	$—	$761,535	$10,088,991

For the six months ended June 30, 2009:
Warrant liabilities	$1,450,479	$—	$—	$2,157,109	$3,607,588

NOTE 10. AVAILABLE-FOR-SALE SECURITIES

On June 30, 2010, the Company had $76,000 in total marketable securities which consisted of equity investments.  The following table summarizes the equity investment classified as available-for-sale securities during the six months ended June 30, 2010 and 2009:

	Beginning Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Value

Six months ended June 30, 2010	$68,000	$8,000	$—	$76,000

Six months ended June 30, 2009	$128,000	$(4,000)	$—	$124,000

NOTE 11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Trade accounts payable	$816,465	$1,008,560
Clinical research and other development related costs	1,282,479	1,232,291
Accrued personnel related expenses	752,827	979,963
Interest payable	-	682,753
Accrued other expenses	639,655	123,508
Total	$3,491,426	$4,027,075

NOTE 12. COMMITMENTS

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. Effective June 24, 2009, the Company entered into a further amendment to the sublease, which extended the term of the lease through March 2011 and reduced the monthly lease payments from $2.80 per square foot to $2.45 per square foot for the eleven month period from July 2009 through May 2010 and reduced the lease payments from $2.90 per square foot to $1.95 per square feet for the ten month period from June 2010 through March 2011.  The total cash payments due for the duration of the sublease equaled approximately $0.3 million at June 30, 2010.

Employment Agreements. On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.2 million at June 30, 2010.

NOTE 13. RESTRICTED CASH

On May 31, 2006, the Company entered into a sublease agreement relating to its South San Francisco, CA offices. The sublease required the Company to provide a security deposit in the amount of $125,000. To satisfy this obligation the Company obtained a $125,000 letter of credit with the sublessor as the beneficiary in case of default or failure to comply with the sublease requirements. In order to obtain the letter of credit, the Company was required to deposit a compensating balance of $125,000 into a restricted money market account with its financial institution. This compensating balance for the letter of credit will be restricted for the entire period of the sub-lease.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposomes injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed for the treatment of adult acute lymphoblastic leukemia (“ALL”).

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

Share-Based Compensation

We have adopted revised authoritative guidance related to stock-based compensation under FASB ASC TOPIC 718 “Compensation – Stock Compensation .”  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the statement of operations each reporting period.  See Note 6 of our unaudited condensed financial statements included elsewhere in this Form 10-Q for further information regarding the required disclosures related to share-based compensation.

Liabilities Related to Financial Instruments

We have issued certain warrants and rights to purchase future shares of Series A-1 and A-2 Preferred Stock that have characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in the Statement of Operations.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

General and administrative expenses. For the three months ended June 30, 2010, general and administrative, or G&A, expense was $1.9 million, as compared to $1.2 million for the three months ended June 30, 2009.  The increase of $0.7 million is due to increased personnel related expenses of $0.3 million, and increased costs for allocable expenses of $0.4 million.

The $0.3 million increase in employee-related expenses includes an increase of expenses related to incentive compensation as well as increased salary expense.

The $0.4 million increase in allocable expenses was mainly related to insurance costs incurred as part of the June 7, 2010 Investment Agreement and changes to the composition of our Board of Directors.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended June 30, 2010 and 2009.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2010	2009	Annual % Change
Marqibo	$531	$1,357	(61)%
Menadione Topical Lotion (MTL)	23	142	(83)%
Brakiva	-	89	N/A
Alocrest	-	6	N/A
Total third party development costs	529	58	812%
Allocable costs and overhead	186	282	(34)%
Personnel related expense	1,366	1,020	34%
Share-based compensation expense	70	48	46%
Total research and development expense	$2,705	$3,002	(10)%

Marqibo.   Marqibo costs decreased by $0.8 million in the three months ended June 30, 2010 compared to the same period in 2009.  The main cause of the decrease costs was due to the completion of enrollment in our Phase 2 clinical trial in adult Philadelphia chromosome negative ALL patients in second relapse, or those who have progressed following two prior lines of anti-leukemia therapy, or the rALLy study, in the fourth quarter of 2009.  Costs incurred in 2010 include preparation of a pre-New Drug Application, or NDA, meeting which was completed on April 20, 2010, with the FDA.  The purpose of the meeting was to discuss the proposed NDA and to confirm the clinical, non-clinical and manufacturing requirements for the NDA submission.  Following the pre-NDA meeting, we intend to proceed with our plan to submit a rolling NDA for Marqibo in relapsed/refractory adult Philadelphia chromosome-negative ALL in the second half of 2010 to seek accelerated approval.  In the second quarter of 2010, we continued to finalize data for the rALLy study and continued enrollment in our pilot Phase 2 trial in metastic uveal melanoma. We plan to initiate a confirmatory trial of Marqibo in ALL as early as 2011.  We expect to spend a total of approximately $12 million on external costs relating to Marqibo in 2010. We estimate that we will need to expend at least an additional $6 million of external project costs in order to obtain accelerated approval that would permit us to sell Marqibo to a limited segment of the market.  If we receive accelerated approval, we will need to run additional trials to receive full FDA approval in order to sell Marqibo to a larger segment of the market.  We estimate that the additional external costs to run the trials needed to obtain full FDA approval are approximately $62 million.  External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees.  These costs are impacted by the size and duration of the clinical trials.  We expect that it will take approximately three to four years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

MTL.  In the three months ended June 30, 2010, MTL costs decreased by $0.1 million compared to the same period in 2009, due largely to completion of enrollment in a Phase 1 study in cancer patients in December 2009.  We plan to initiate a Phase 2 clinical trial in cancer patients in mid 2011, pending final results of the Phase 1 study.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated. However, we expect to spend approximately $1 million on external project costs relating to MTL in 2010, and while we are still evaluating the development plan for MTL, we estimate that we will need to expend at least an aggregate of approximately $55 million of additional funds on external costs in order for us to obtain full FDA approval for MTL, if ever.  External costs include drug manufacture, clinical trial costs, data management and supporting activities not provided by our full-time employees.

Brakiva.   In the three months ended June 30, 2010, Brakiva costs decreased by $0.1 million in compared to the same period in 2009, due to slow enrollment in a Phase 1 clinical study, which we initiated in November 2008.  We are exploring options for further development of Brakiva beyond the phase 1 trial.  As this drug is early in its clinical development, both the registrational strategy and total expenditures to obtain FDA approval are still being evaluated.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2010.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates increased by $0.5 million in the three months ended June 30, 2010 compared to the same period in 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our research and development functions including data management, regulatory and clinical development.  The main increase in costs was due to increased consultants used to prepare for our intended NDA submission of our product candidate Marqibo as well as consultants used to collect the final data for our Phase 2 clinical trial, rALLy, in Marqibo.

Personnel related costs increased by $0.3 million in the three months ended June 30, 2010 compared to the same period in 2009, due to increased accruals for incentive compensation.   We expect personnel costs to increase slightly in 2010 as we continue to put in place the resources necessary to submit our NDA to the FDA.

Interest expense. For the three months ended June 30, 2010, interest expense was $0.9 million as compared to interest expense of $0.8 million for the three months ended June 30, 2009. The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value. The Company has certain financial instruments that are recorded as liabilities.  The Company re-measures the fair value of these liabilities at each reporting period with the subsequent gain or loss recognized in the Statement of Operations.  For the three months ended June 30, 2010, we recorded a net loss related to these liabilities of $0.8 million, compared to a net loss of $2.8 million for the same period in 2009.  The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases, the value of these instruments will increase and our loss on the change in market value will increase.  See Notes 5,6, 7 and 8 in the Notes to the Unaudited Condensed Financial Statements for additional details.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

General and administrative expenses. For the six months ended June 30, 2010, G&A expense was $3.1 million, as compared to $2.6 million for the six months ended June 30, 2009.  The increase of $0.5 million is due to increased personnel related expenses of $0.2 million, decreased professional and outside services of $0.1 million and increased costs for allocable expenses of $0.4 million.

The $0.2 million increase in employee-related expenses includes an increase of expenses related to incentive compensation as well as increased salary expense.

The $0.1 million decrease in professional fees and outside services includes a decrease in legal and accounting fees in an effort to reduce costs prior to our financing transaction in June 2010.

The $0.4 million increase in allocable expenses was mainly related to insurance costs incurred as part of the June 7, 2010 Investment Agreement and changes to the composition of our Board of Directors.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the six months ended June 30, 2010 and 2009.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2010	2009	Annual % Change
Marqibo	$1,482	$2,579	(43)%
Menadione Topical Lotion (MTL)	39	573	(93)%
Brakiva	(10)	224	N/A
Alocrest	(1)	(7)	N/A
Total third party development costs	1,394	723	93%
Allocable costs and overhead	447	560	(20)%
Personnel related expense	2,457	2,295	7%
Share-based compensation expense	154	248	(38)%
Total research and development expense	$5,964	$7,195	(17)%

Marqibo.   Marqibo costs decreased by $1.1 million in the six months ended June 30, 2010 compared to the same period in 2009.  The main cause of the decrease costs was due to the completion of enrollment in our Phase 2 clinical trial in adult Philadelphia chromosome negative ALL patients in second relapse, or those who have progressed following two prior lines of anti-leukemia therapy, or the rALLy study, in the fourth quarter of 2009.  Costs incurred in 2010 include preparation of a pre-New Drug Application, or NDA, meeting that was completed on April 20, 2010, with the FDA.

MTL.  In the six months ended June 30, 2010, MTL costs decreased by $0.5 million in compared to the same period in 2009, due largely to completion of enrollment in a Phase 1 study in cancer patients in December 2009.

Brakiva.   In the six months ended June 30, 2010, Brakiva costs decreased by $0.2 million in compared to the same period in 2009, due to decelerated enrollment in a Phase 1 clinical study, which we initiated in November 2008, as well as decreased manufacturing costs.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2010.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates increased by $0.7 million in the six months ended June 30, 2010 compared to the same period in 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our research and development functions including data management, regulatory and clinical development.  The main increase in costs was due to increased consultants used to collect and prepare data for our various product candidates, including for our intended NDA submission of our product candidate Marqibo as well as consultants used to collect the final data for our Phase 2 clinical trial, rALLy, in Marqibo.

Personnel related costs increased by $0.2 million in the six months ended June 30, 2010 compared to the same period in 2009, due to increased accruals for incentive compensation.   We expect personnel costs to increase slightly in 2010 as we continue to put in place the resources necessary to submit our NDA to the FDA.

Interest expense. For the six months ended June 30, 2010, interest expense was $2.0 million as compared to interest expense of $1.6 million for the six months ended June 30, 2009.  The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value. The Company has certain financial instruments that are recorded as liabilities.  The Company re-measures the fair value of these liabilities at each reporting period with the subsequent gain or loss recognized in the Statement of Operations.  For the six months ended June 30, 2010, we recorded a net loss related to these liabilities of $0.8 million, compared to a net loss of $2.2 million for the same period in 2009.  The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases, the value of these instruments will increase and our loss on the change in market value will increase.  See Notes 5, 6, 7 and 8 in the Notes to the Unaudited Condensed Financial Statements for additional details.

Liquidity and Capital Resources

As of June 30, 2010, we had a stockholders’ deficit of approximately $27.3 million and an accumulated deficit of $146.9 million.  For the six months ended June 30, 2010, we recognized a net loss of $11.8 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  As of June 30, 2010, we had aggregate cash and cash equivalents and available-for-sale securities of $37.9 million and available working capital of $34.4 million, which we believe to be sufficient to continue operations through 2011.  We have drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management.  On June 7, 2010, we entered into an Investment Agreement with certain investors pursuant to which we sold 400,000 shares of convertible preferred stock at the stated value of $100 per share, for gross proceeds of $40 million.

The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments, as follows:

•
at any time prior to the date we receive marketing approval from the U.S. Food and Drug Administration for any of our product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20,000,000 (“Additional Investment”); and

•
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the investors may purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock (if we have obtained stockholder approval of certain amendments to our certificate of incorporation (“Stockholder Approval”) by December 7, 2010) or 400,000 shares of Series A-1 Convertible Preferred Stock (if Stockholder Approval has not been obtained by December 7, 2010), in either case, at the stated value of $100 per share for an aggregate purchase price of $40,000,000.   These amendments include (i) increasing the authorized number of shares of Common Stock, (ii) effecting a reverse split of our Common Stock at a ratio to be agreed upon with the investors, and (iii) providing that the number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the issued and outstanding Common Stock and preferred stock, voting together as one class, notwithstanding the provisions of Section 242(b)(2) of the Delaware General Corporation Law.

Until we obtain Stockholder Approval, the major terms of the Series A-1 Preferred Stock (the “Initial A-1 Terms”) are as follows:

•
the stated value of the Series A-1 Preferred Stock accretes at a rate of 12% per annum (increasing by 0.5% annually) for a seven-year term, compounded quarterly.  Following such seven year term, the holders are thereafter entitled to cash dividends at a rate of 15.5% of the accreted stated value per annum, payable quarterly;

•	the Series A-1 Preferred Stock are convertible into Common Stock at a conversion price of $0.1288 per share, subject to the limitation on the number of shares of Common Stock available for issuance;

•
upon any liquidation event, as defined, including a change in control of the Company, holders of the Series A-1 Preferred Stock would be entitled to receive a liquidation preference per share equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation; and

•
the Series A-1 Preferred Stock is redeemable at the holders’ election any time after December 7, 2010, at the amount equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock and (ii) market value of common stock shares the holder would receive if the Series A-1 Preferred Stock are converted into common stock immediately prior to the redemption.

If we obtain Stockholder Approval prior to December 7, 2010, then we expect that we will conduct a second closing pursuant to the terms of the Investment Agreement, which we refer to herein as the Second Closing. The investors’ obligations to complete the Second Closing are subject to a number of customary closing conditions, including the continued accuracy of the representations and warranties we made in the Investment Agreement and our compliance with our contractual obligations thereunder. At the Second Closing, the shares of Series A-1 Preferred Stock that we originally sold and issued on June 7, 2010 would no longer be subject to the Initial Series A-1 Terms and would automatically become subject to the considerably more Company-favorable Revised A-1 Terms (summarized below). In addition, the investors would be entitled to receive an additional number of shares of Series A-1 Preferred Stock equal to the aggregate accretion that would have accrued on the shares of Series A-1 Preferred Stock sold at the June 7, 2010 closing divided by $100.

Following the Second Closing, the major terms of the Series A-1 Preferred Stock (the “Revised A-1 Terms”), including the initial 400,000 shares sold to the investors on June 7, 2010 will be as follows:

•
the stated value of the Series A-1 Preferred Stock accretes at a rate of 9% per annum for a five-year term, compounded quarterly.  Following such five year term, the holders are thereafter entitled to cash dividends at a rate of 9% of the accreted stated value per annum, payable quarterly;

•	the Series A-1 Preferred Stock are convertible into Common Stock at a conversion price of $0.184 per share;

•
upon any liquidation event, as defined, including a change in control of the Company, holders of the Series A-1 Preferred Stock would be entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-1 Preferred Stock and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation; and

•	the Series A-1 Preferred Stock is not redeemable.

The terms of the Series A-2 Preferred Stock are identical to the Revised A-1 Terms, except the conversion price is $0.276 per share.  We believe that the initial $40 million provided by the Investment Agreement will allow us to submit a rolling NDA for Marqibo in relapsed/refractory adult Philadelphia chromosome-negative ALL and continue the development of our other product candidates as described above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2010, a holder of warrants issued by us in our October 2009 private placement exercised its right to purchase 5.1 million shares of our common stock at an exercise price of $0.01 per share.  The sale of these shares was made pursuant to a private transaction that did not involve a public offering, and accordingly, we believe this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules and regulations promulgated thereto, that the holder acquired the shares for investment and not distribution, it could bear the risks of the investment, and it could hold the securities for an indefinite period of time. The holder received written disclosures that the securities had not been registered under the Securities Act and any resale must be made pursuant to a registration or an available exemption from such registration.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Hana Biosciences, Inc., as amended.

10.1	Investment Agreement dated June 7, 2010 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2010).

10.2
Form of Indemnification Agreement dated June 7, 2010 between the Company and each of Jonathan Leff, Nishan de Silva and Andrew Ferrer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 11, 2010).

10.3
Registration Rights Agreement dated June 7, 2010 among the Company and the Holders identified therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 11, 2010).

10.4
First Amendment dated June 7, 2010 to Facility Agreement dated October 30, 2007 among the Company and the Lenders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 11, 2010).

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

HANA BIOSCIENCES, INC.

Dated: August 13, 2010	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: August 13, 2010	By:	/s/ Craig W. Carlson
Craig W. Carlson Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Hana Biosciences, Inc., as amended.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).