Form 10-Q
period 2010-09-30
Hana Biosciences Inc
filed 2010-11-12
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐  No  ☒

As of November 12, 2010, there were issued and outstanding 21,234,307 shares of the registrant's common stock, $.001 par value.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

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

NOTE REGARDING REVERSE STOCK SPLIT

On September 8, 2010, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000 and to effect a combination of its outstanding Common Stock at a ratio of one-for-four (the “Reverse Stock Split”).  The Reverse Stock Split was effective at the close of business on September 10, 2010.  No fractional shares were issued as a result of the Reverse Stock Split, but instead stockholders received cash in lieu of any fractional shares to which they would otherwise have been entitled, based upon the last quoted bid price of the Common Stock on September 10, 2010, as reported on the OTC Bulletin Board. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.  All stock options and warrants outstanding were appropriately adjusted to give effect to the Reverse Stock Split.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

HANA BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,669,331	$9,570,453
Available-for-sale, equity securities	64,000	68,000
Available-for-sale, debt securities	18,981,752	—
Prepaid expenses and other current assets	107,074	114,067
Total current assets	27,822,157	9,752,520

Property and equipment, net	135,266	252,455
Restricted cash	125,000	125,000
Debt issuance costs	938,109	1,193,594
Total assets	$29,020,532	$11,323,569

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,024,057	$4,027,075
Other short-term liabilities	6,479	43,586
Total current liabilities	4,030,536	4,070,661
Notes payable, net of discount	23,188,508	22,597,050
Other long-term liabilities	5,253	6,540
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 5)	6,239,000	-
Warrant liabilities, non-current	692,271	2,145,511
Total long term liabilities	30,125,032	24,749,101
Total liabilities	34,155,568	28,819,762
Commitments and contingencies (Notes 4, 5, 6, 8, 9, 11 and 12):
Redeemable convertible preferred stock; $100 par value:
10 million shares authorized, 0.4 million and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; aggregate liquidation value of $41.5 million and $0 at September 30, 2010 and December 31, 2009, respectively	30,643,219	-

Stockholders' deficit:
Common stock; $0.001 par value:
350 million and 200 million shares authorized, 21.2 million and 19.9 million shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	21,234	19,912
Additional paid-in capital	119,071,635	117,632,111
Accumulated other comprehensive income	(29,532)	(24,000)
Accumulated deficit	(154,841,592)	(135,124,216)
Total stockholders' deficit	(35,778,255)	(17,496,193)
Total liabilities, redeemable, convertible preferred stock and stockholders' deficit	$29,020,532	$11,323,569

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating expenses:
General and administrative	$1,253,194	$932,221	$4,299,929	$3,504,895
Research and development	9,002,798	3,506,920	14,966,768	10,701,473
Total operating expenses	10,255,992	4,439,141	19,266,697	14,206,368

Loss from operations	(10,255,992)	(4,439,141)	(19,266,697)	(14,206,368)

Other income (expense):
Interest income	37,514	470	38,020	12,626
Interest expense	(856,050)	(935,993)	(2,881,369)	(2,496,143)
Other expense, net	(3,511)	-	(3,511)	(4,908)
Change in fair value of warrant liabilities	348,717	(292,111)	(34,819)	(2,449,220)
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	2,809,000	—	2,431,000	—
Total other income (expense)	2,335,670	(1,227,634)	(450,679)	(4,937,645)

Net loss	$(7,920,322)	$(5,666,775)	$(19,717,376)	$(19,144,013)

Deemed dividends attributable to preferred stock	(22,059,541)	—	(31,366,973)	—

Net loss applicable to common stock	(29,979,863)	—	(51,084,348)	—

Net loss per share attributable to common stock, basic and diluted	$(1.41)	$(0.70)	$(2.48)	$(2.36)

Weighted average shares used in computing net loss per share, basic and diluted	21,233,804	8,145,034	20,570,038	8,123,541
Comprehensive loss:
Net loss	$(7,920,322)	$(5,666,775)	$(19,717,376)	$(19,144,013)
Unrealized holdings gains (losses) arising during the period	(13,532)	(20,000)	(5,532)	(24,000)

Comprehensive loss	$(7,933,854)	$(5,686,775)	$(19,722,908)	$(19,168,013)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(Unaudited)

Period from January 1, 2010 to September 30, 2010
All historical share amounts have been adjusted to reflect the reverse stock split

	Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	income	deficit	deficit
Balance at January 1, 2010	—	$—	19,912,493	$19,912	$117,632,111	$(24,000)	$(135,124,216)	$(17,496,193)
Share-based compensation of employees amortized over vesting period of stock options	—	—	—	—	574,055	—	—	574,055
Issuance of shares upon exercise of warrants for cash proceeds of $0.1 million	—	—	1,264,137	1,264	1,537,357	—	—	1,538,621
Issuance of shares under employee stock purchase plan	—	—	57,677	58	35,238	—	—	35,296
Issuance of Series A-1 redeemable, convertible preferred stock, net of issuance costs of $1,431,781, and fair value of investors’ right to acquire future shares of Series A-1 and A-2 preferred stock	400,000	29,898,219	—	—	—	—	—	—
Additional Series A-1 redeemable, convertible shares issued upon completion of second closing	12,562	745,000	—	—	(745,000)	—	—	(745,000)
Beneficial conversion feature on Series A-1 redeemable, convertible preferred stock	—	(29,898,219)	—	—	29,898,219	—	—	29,898,219
Deemed dividend attributable to beneficial conversion feature on Series A-1 redeemable, convertible preferred stock	—	29,898,219	—	—	(29,898,219)	—	—	(29,898,219)
Issuance of warrants related to Series A-1 redeemable, convertible preferred stock	—	—	—	—	37,874	—	—	37,874
Unrealized loss on available-for-sale securities	—	—	—	—	—	(5,532)	—	(5,532)
Net loss	—	—	—	—	—		(19,717,376)	(19,717,376)

Balance at September 30, 2010	412,562	$30,643,219	21,234,307	$21,234	$119,071,635	$(29,532)	$(154,841,592)	$(35,778,255)

See accompanying notes to unaudited condensed financial statements.

HANA BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,717,376)	$(19,144,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,671	137,354
Share-based compensation to employees for services	574,055	976,576
Amortization of discount and debt issuance costs	846,943	651,684
Loss on disposal of equipment	3,017	—
Change in fair value of warrant liability	34,819	2,449,220
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	(2,431,000)	—
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	6,357	(58,156)
Decrease in accounts payable and accrued liabilities	(3,018)	(1,038,466)
Net cash used in operating activities	(20,565,532)	(16,025,801)

Cash flows from investing activities:
Purchase of property and equipment	(6,499)	—
Sale of marketable securities	5,245,202	—
Purchase of marketable securities	(24,227,854)	—
Net cash used in investing activities	(18,989,151)	—

Cash flows from financing activities:
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	85,862	40,162
Payments on capital leases	(38,394)	(46,535)
Expenses incurred related to sale of common stock in October 2009	—	(6,015)
Proceeds from issuances of notes payable	—	5,000,000
Proceeds from private placement of Series A-1 preferred stock for $40 million less cash issuance costs of $1.4 million	38,606,093	—
Net cash provided by financing activities	38,653,561	4,987,612

Net increase (decrease) in cash and cash equivalents	(901,122)	(11,038,189)
Cash and cash equivalents, beginning of period	9,570,453	13,999,080
Cash and cash equivalents, end of period	$8,669,331	$2,960,891
Supplemental disclosures of cash flow data:
Cash paid for interest	$2,034,001	$1,640,606
Supplemental disclosures of noncash financing activities:
Equipment financed with capital leases	—	9,895
Unrealized loss on available-for-sale securities	(5,532)	$(24,000)
Fair value of warrants issued to nonemployee as partial payment of services rendered	$37,874	$—
Extinguishment of warrant liabilities, net of cash proceeds from warrant exercise	$1,488,055	$—

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

Reverse Stock Split

On September 8, 2010, the Company amended its Amended and Restated Certificate of Incorporation to effect a combination (“Reverse Stock Split”) of the Common Stock at a ratio of one-for-four.  The Reverse Stock Split was effective at the close of business on September 10, 2010.  All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities and investors’ rights to purchase shares of Series A-1 and A-2 preferred stock, computation of beneficial conversion feature, the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

Segment Reporting

The Company has determined that it currently operates in only one segment, which is the research and development of oncology therapeutics and supportive care for use in humans. All assets are located in the United States.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, and accounts payable. Marketable securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s notes payable at September 30, 2010 is $13.7 million.

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

Other-than-Temporary Impairment Assessment

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s conclusion that it does not intend to sell an impaired investment and is not more likely than not to be required to sell the security before it recovers its amortized cost basis. If the Company determines that the impairment of an investment is other-than-temporary, the investment is written down with a charge recorded in other income/(expense).

Debt Issuance Costs

As discussed in Note 4, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method.

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-1 and A-2 Preferred Stock, which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense).  See Notes 5 and 8.

Reclassification

Approximately $0.1 million and $0.7 million in research and development expenses have been reclassified as general administrative expenses for the three and nine month periods ending September 30, 2009 in the Company’s Statement of Operations, to conform to the current year presentation.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of September 30, 2010, the Company had a stockholders’ deficit of approximately $35.8 million and an accumulated deficit of $154.8 million.  For the nine months ended September 30, 2010, we recognized a net loss of $19.7 million.  The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  As of September 30, 2010, the Company had aggregate cash and cash equivalents and available-for-sale securities of $27.7 million which the Company believes will be sufficient for the Company’s working capital needs to continue operations through 2011.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management.  On June 7, 2010, the Company entered into an Investment Agreement with certain investors pursuant to which it sold 400,000 shares of convertible preferred stock at the stated value of $100 per share, for gross proceeds of $40 million.

The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments, as follows:

•
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for any of its product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 0.2 million shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million.  See note 5 for further discussion; and

•
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the investors may purchase up to an aggregate of 0.4 million shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million. See note 5 for further discussion.

As described above, the investors have the right, but not the obligation, to purchase up to an additional $20 million of Preferred Shares prior to the FDA approval decision on Marqibo. If the investors do not make the additional investments as described above, we will be required to raise additional capital from other investors or significantly reduce operations by the end of 2011.

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

NOTE 4.  FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  In accordance with and upon execution of the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield Management.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, all of which was outstanding at September 30, 2010. Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to June 30, 2015.  The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.54%.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants was $6.0 million that was recorded as a discount on the note payable.  The discount on debt is being amortized over the life of the loan agreement.  The remaining debt discount of approximately $4.3 million is being amortized over the remaining loan period.

Summary of Notes Payable. On November 1, 2007, the Company drew down $7.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. On October 14, 2008 and November 12, 2008, the Company drew down an additional $12.5 million and $2.5 million, respectively. On May 20, 2009, the Company drew down $5.0 million that was available pursuant to the terms of the Facility Agreement.  The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the nine months ended September 30, 2010 and 2009:

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at September 30,
2010
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,903)	—	—	592	(4,311)
Carrying value	$22,597				$23,189

2009
Notes payable	$22,500	$5,000	$—	$—	$27,500
Discount on debt	(5,648)	—	—	325	(5,323)
Carrying value	$16,852				$22,177

A summary of the debt issuance costs and changes during the periods ending September 30, 2010 and 2009 is as follows:

	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on September 30,
($ in thousands)
2010	$1,194	$(256)[1]	$938

2009	$1,361	$(121)	$1,240

NOTE 5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Private Placement of Preferred Stock

On June 7, 2010, the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (collectively, “Warburg Pincus”) and Deerfield (together with Warburg Pincus, the “Purchasers”) entered into an Investment Agreement pursuant to which the Company issued and sold to the Purchasers an aggregate of 0.4 million shares of its newly-designated Series A-1 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million.

The Investment Agreement provides that the Purchasers also have the right, but not the obligation, to make additional investments in the Company as follows:

•
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for the first of its product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 0.2 million shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

•
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers may purchase up to an aggregate of 0.4 million shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million (“Subsequent Investment”).

The Investment Agreement required that the Company seek approval of its stockholders to amend the Company’s certificate of incorporation to:  (i) increase the authorized number of shares of Common Stock, (ii) effect a reverse split of its Common Stock at a ratio to be agreed upon with the Purchasers, and (iii) provide that the number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the issued and outstanding Common Stock and preferred stock, voting together as one class, notwithstanding the provisions of Section 242(b)(2) of the Delaware General Corporation Law (collectively, the “Stockholder Approval”). These amendments were approved by stockholders at a special meeting on September 2, 2010.

Terms of the Preferred Shares

The Series A-1 Preferred Stock have the following material terms (hereafter the “Series A-1 Revised Terms”) which are revised due to the Company obtaining the Stockholder Approval on September 2, 2010:

1 Includes approximately $0.1 million expense related to unallocated long-term deferred transaction costs that were expensed in the nine months ended September 30, 2010 related to termination of the commitment period of funding of the Facility Agreement.  The commitment period expired in October 2009.

•
the stated value of the Series A-1 Preferred Stock, initially $100 per share, accretes at a rate of 9% per annum for a five-year term, compounded quarterly, and following such five-year term, the holders are thereafter entitled to cash dividends at 9% of the accreted stated value per annum, payable quarterly;

•	each share of Series A-1 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.736 per share;

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

On September 10, 2010, the Company and the Purchasers conducted a second closing pursuant to the terms of the Investment Agreement, which is referred to herein as the Second Closing. In addition to the Stockholder Approval, the Purchasers’ obligations to complete the Second Closing were subject to a number of customary closing conditions, including the continued accuracy of the representations and warranties made by the Company in the Investment Agreement and the Company’s compliance with its contractual obligations thereunder. At the Second Closing, the shares of Series A-1 Preferred Stock that were originally sold and issued on June 7, 2010 automatically became subject to the considerably more Company-favorable Series A-1 Revised Terms.  In addition, the Purchasers received an additional 12,562 shares of Series A-1 Preferred Stock equal to the aggregate accretion of $1.2 million that accrued on the initial 0.4 million shares of Series A-1 Preferred Stock since their issuance date on June 7, 2010.

The terms of the Series A-2 Preferred Stock are identical to the Series A-1 Revised Terms, except the conversion price is $1.104 per share.

Upon closing of the initial investment on June 7, 2010, the Warburg Purchasers received the right to designate five out of nine members of the Company’s Board of Directors.  The Purchasers also received certain other rights including registration rights for all securities contemplated in the Investment Agreement and the right to participate in any future financing transactions.

The Purchasers are not permitted to transfer or sell preferred stock until the earlier of (a) June 7, 2011 for the initial 400,000 shares of Series A-1 Preferred Stock issued on June 7, 2010, and the applicable first anniversary date of the applicable closing date for the future tranches of shares of Series A-1 or Series A-2 Preferred Stock, (b) June 7, 2012, or (c) the date following the first period of 20 consecutive trading days during which the closing price of the Company’s common stock exceeds 200% of the conversion price. Transfer and sale restrictions could also lapse upon occurrence of certain other events.

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

•
Outstanding Series A-1 Preferred Stock – Due to certain contingent redemption features of this instrument, the Company classified the 400,000 shares of Series A-1 Preferred Stock sold on June 7, 2010 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet.  The Company recorded the residual value of these shares as $29.9 million on June 7, 2010, net of amounts allocated to the rights to purchase additional shares of Preferred Stock and transaction costs of $1.4 million and $8.7 million allocated to the rights to purchase additional Preferred Stock in the future.  When the 400,000 shares of Preferred Stock were issued on June 7, 2010, approximately 121,000 shares were convertible due to the limited remaining authorized shares of common stock available for conversion.  At the Second Closing, the remaining 279,000 shares of Preferred Stock became convertible when the reverse stock split and the additional shares of common stock were authorized.

•
Additional Series A-1 Preferred Stock Issued During Second Closing – At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares to the Purchasers to capture the accretion to the stated value of the Preferred Stock from June 7, 2010, when the shares were issued through the second closing.  The carrying value of the Preferred Stock was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced shareholder’s equity by the same amount.  All of these additional shares were convertible upon issuance.

•
Rights to Purchase Preferred Stock in the Additional and Subsequent Investments – The Company determined that the Purchasers’ rights to purchase future shares of Preferred Stock in connection with the Additional and Subsequent Investments are freestanding instruments that are required to be classified as liabilities and carried at fair value. The treatment of these instruments as a liability is due to certain redemption features of the underlying Preferred Stock.  For the three and nine months ended September 30, 2010, the Company recognized a $2.8 million loss and a $2.4 million loss, respectively, in other income and expense, pursuant to the change in fair value of these rights to purchase future shares of Preferred Stock.  See Note 8 for further discussion.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase  outstanding during the three and nine months ended September 30, 2010, respectively:

	Three Months Ended September 30 2010	Nine Months Ended September 30 2010
Rights to purchase future shares of preferred stock
Risk-free interest rate	0.3%	0.3 – 0.50%
Expected life (in years)	1.3	0.9 – 1.5
Volatility	1.07 – 1.09	1.04 – 1.09
Dividend Yield	8.5%	8.4 – 11.4%

•
Beneficial Conversion Feature – Because the conversion price of the shares of Preferred Stock was less than the fair market price of the Company’s common stock at the date Preferred Stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that preferred stockholders would realize upon conversion).  The BCF is limited to the proceeds allocated to preferred shares and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 Preferred Stock, the BCF is immediately accreted to the Preferred Shares as a deemed preferred stock dividend.  As described above, only 121,000 of 400,000 shares of the Preferred Stock sold to the Purchasers were convertible on the date of the initial investment, June 7, 2010.  A BCF was recognized for these shares in the amount of $9.0 million on the initial investment date,  On the date of the second closing, the remaining 279,000 shares of the 400,000 shares became convertible and as such, a BCF of $20.9 million was recognized on the Second Closing date of September 10, 2010.  Through the nine months ended September 30, 2010, we have recognized aggregate BCF of $29.9 million.

•
Accretion on Preferred Stock - For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing), the 400,000 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accreted value from June 7, 2010 to September 30, 2010 was $1.5 million.  The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accreted value is included, for loss per share purposes only, as a dividend to preferred stockholders and the loss attributable to common shareholders is increased by the value of the accretion for the period.

 NOTE 6. STOCKHOLDERS’ DEFICIT

In connection with the one-for-four reverse stock split we implemented at the close of business on September 10, 2010, the number of outstanding shares of common stock and equity awards was proportionately adjusted to reflect the reverse stock split.  As a result, the number of outstanding shares of common stock and equity awards was determined by dividing the number of outstanding shares and equity awards by four.  The per share exercise price of stock options and warrants was determined by multiplying the exercise price by four.  All historical share and per share amounts have been adjusted to reflect the reverse stock split.  All stock options and warrants were appropriately adjusted to give effect to the Reverse Stock Split

October 2009 Private Placement of Common Stock

On October 7, 2009, the Company entered into a securities purchase agreement pursuant to which it sold in a private placement an aggregate of 13.6 million units of its securities, each unit consisting of (i) either (a) one share of common stock, or (b) a seven-year warrant to purchase one share of common stock at an exercise price of $0.04 per share (a “Series A Warrant”), and (ii) a seven-year warrant to purchase one-tenth of one share of common stock at an exercise price of $2.40 (a “Series B Warrant”), which represented the closing bid price of the Company’s common stock on October 7, 2009.

Pursuant to the securities purchase agreement, the Company sold 7.7 million units for $8.5 million, or $1.20 per unit.  These units consisted of shares of common stock and Series B Warrants, with purchase date fair values of $7.8 million and $0.6 million, respectively.  The Company also sold 2.8 million units consisting of Series A Warrants and Series B Warrants for an aggregate purchase price of $3.2 million, or $1.16 per unit.  The net cash proceeds were approximately $11.7 million.  The Company also issued 3.2 million units to Deerfield, consisting of shares of common stock and Series B Warrants, with purchase date fair values of $3.6 million and $0.3 million, respectively.  The 3.2 million units issued to Deerfield satisfied a $3.9 million warrant redemption obligation we owed to Deerfield.  All warrants issued in the offering are classified as liabilities.

Stock Incentive Plans

As of September 30, 2010, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of our common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three years and expire ten years from the date of grant. Additionally, the Company has an Employee Stock Purchase Plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including our subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. The total number of shares of our common stock available for grants of awards to participants under the 2010 Plan is 2.0 million shares.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at September 30, 2010 and changes in outstanding options in the nine months then ended, all of which are at fixed prices:

	Number of Shares Subject to Options Outstanding (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $ thousands)
Outstanding January 1, 2010	1,209	$7.28
Options granted	1,310	0.77
Options cancelled	(205)	10.20
Options exercised	—	—
Outstanding September 30, 2010	2,314	3.34	8.02	$7
Exercisable at September 30, 2010	826	$7.48	6.04	$3

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of our common stock. The price of each share will not be less than the lower of 85% of the fair market value of our common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of our common stock on the last trading day of the purchase period. A total of 0.2 million shares of common stock were initially reserved for issuance under the 2006 Plan.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee stock options
Risk-free interest rate	3.00%	1.90%	3.00%	1.90%
Expected life (in years)	5.5 - 5.85	5.5 – 6.0	5.5 – 5.85	5.5 – 6.0
Volatility	0.85	0.85	0.85 – 0.95	0.85 – 0.95
Dividend Yield	0%	0%	0%	0%
Employee stock purchase plan
Risk-free interest rate	0.22 – 0.61%	0.27 - 1.11	0.20 – 1.14%	0.27 - 1.11
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	1.18 – 1.89	1.73 – 2.45	1.18 – 2.12	1.30 – 2.45
Dividend Yield	0%	0%	0%	0%

Total share-based compensation expense was approximately $0.6 million and $1.0 million related to employee stock options recognized in the operating results for the nine months ended September 30, 2010 and 2009, respectively.

Common Stock Warrants

As of September 30, 2010, the Company had outstanding warrants to purchase an aggregate of approximately 2.3 million shares of its common stock, all of which were available for exercise. Warrants to purchase 0.2 million shares of common stock at $6.28 per share expired on April 22, 2010.  Warrants to purchase 0.2 million shares of common stock at $23.20 per share expired on October 24, 2010.  On June 7, 2010, the Company issued a five-year warrant to purchase 0.1 million shares of common stock at an exercise price of $0.92 as partial payment for financial advisory services provided in connection with the transactions contemplated by the June 2010 Investment Agreement.  At September 30, 2010, there are outstanding Series A warrants to purchase an aggregate of 0.6 million shares of common stock and Series B warrants to purchase an aggregate of 1.4 million shares of common stock in connection with the Company’s October 2009 private placement.  Additionally, as a result of an anti-dilution provision contained in the Series B Warrants issued in the Company’s October 2009 private placement, the exercise price of the Series B Warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred Stock on June 7, 2010.

 The following table summarizes the warrants outstanding as of September 30, 2010 and the changes in outstanding warrants in the nine months then ended:

	Number Of Shares Subject To Warrants Outstanding (in thousands)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2010	3,686	$2.21
Warrants granted	54	0.92
Warrants exercised	(1,264)	0.04
Warrants cancelled	(223)	6.28
Warrants outstanding September 30, 2010	2,253	$2.99

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

Basic and diluted net loss per share was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in $ thousands, except per share amounts)	2010	2009	2010	2009
Net loss	$(7,920)	$(5,667)	$(19,717)	$(19,144)
Deemed dividend to preferred shareholders, additional accretion	(1,153)	—	(1,469)	—
Deemed dividend to preferred shareholders, BCF	(20,907)	—	(29,898)	—

Net loss applicable to Common Stock	(29,980)	(5,667)	(51,084)	(19,144)

Weighted average shares used in computing net loss per share, basic and diluted	21,234	8,145	20,570	8,124

Net loss per share, basic and diluted	$(1.41)	$(0.68)	$(2.48)	$(2.36)

The securities in the table below were excluded from the computation of diluted net loss per common share for the nine months ended September 2010 and 2009 because such securities were anti-dilutive during the periods presented:

(in thousands)	2010	2009
Warrants	2,253	439
Stock options	2,314	1,296
Convertible redeemable preferred stock	56,350	—

Total	60,917	1,735

NOTE 8. WARRANT LIABILITIES

The Company had outstanding warrants to purchase 2.3 million and 0.4 million shares of common stock that were classified as liabilities on the balance sheet as of September 30, 2010 and 2009, respectively.  The fair value of the warrants classified as liabilities was $0.7 million and $3.9 million on September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010 and 2009, the Company recognized a loss of $0.1 million and $2.4 million related to the revaluation of the warrant liabilities.

The warrants outstanding as of September 30, 2010 that were classified as liabilities were issued to various investors pursuant to the October 2009 private placement.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if we were unable to maintain effective registration of the shares underlying the warrants with the SEC.

The warrants outstanding as of September 30, 2009 that were classified as liabilities were issued to Deerfield pursuant to the Facility Agreement.  These warrants to Deerfield were redeemed and the redemption obligation satisfied by issuing to Deerfield securities in connection with the October 2009 private placement.

On May 20, 2010, the Company issued approximately 1.5 million shares of its common stock pursuant to the exercise of a Series A Warrant issued pursuant to the October 2009 securities purchase agreement, realizing total proceeds of approximately $0.1 million.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to 2warrants outstanding during the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warrant liabilities
Risk-free interest rate	1.91%	2.75%	1.91 - 3.28%	1.20 – 2.75%
Expected life (in years)	6.02	4.14 – 5.10	6.02 - 6.52	4.14 – 5.42
Volatility	0.92	2.31	0.92 - 0.99	1.16 – 2.31
Dividend Yield	0%	0%	0%	0%

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

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis:

As of September 30, 2010 (in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale equity securities	64	—	—	64
Available-for-sale debt securities	—	18,982	—	18,982
Total	$64	$18,982	$—	$19,046
Liabilities
Warrant liabilities	—	—	$692	$692
Right to purchase future Series A-1 and A-2 preferred stock	—	—	6,239	6,239
Total	$—	$—	$6,931	$6,931

As of December 31, 2009 (in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale equity securities	68	—	—	68
Total	$68	$—	$—	$68
Liabilities
Warrant liabilities	—	—	$2,146	$2,146
Total	$—	$—	$2,146	$2,146

2 As of September 30, 2009, all warrant liabilities recognized related to the warrants issued to Deerfield pursuant to the Loan Facility Agreement transacted in October 2007.  As of September 30, 2010, all warrant liabilities recognized related to warrants issued as part of the October 2009 Private Placement.

A summary of the activity of the fair value of the Level 3 liabilities is as follows:

	Beginning Value of Level 3 Liabilities	Additional Level 3 Liabilities Incurred	Liabilities extinguished	Net (Gain)/Loss on Change in Fair Value of Level 3 Liabilities	Ending Fair Value of Level 3 Liabilities

Nine months ended September 30, 2010: (in thousands)
Warrant liabilities	$2,146	$—	$(1,488)	$34	$692
Right to purchase additional Series A preferred stock tranches	—	8,670	—	(2,431)	6,239
Total level 3 liabilities	$2,146	$8,670	$(1,488)	$(2,397)	$6,931

Nine months ended September 30, 2009: (in thousands)
Warrant liabilities	$1,451	$—	$—	$2,449	$3,900

Three months ended September 30, 2010: (in thousands)
Warrant liabilities	$1,041	$—	$—	$(349)	$692
Right to purchase additional Series A preferred stock tranches	9,048	—	—	(2,809)	6,239
Total level 3 liabilities	$10,089	$—	$—	$(3,158)	$6,931

Three months ended September 30, 2009: (in thousands)
Warrant liabilities	$3,608	$—	$—	$292	$3,900

NOTE 10. AVAILABLE-FOR-SALE SECURITIES

On September 30, 2010, the Company had $21 million in total marketable securities which consisted of equity and debt investments.  All the Company’s debt investments are in U.S. government securities.  The following table summarizes the equity investment classified as available-for-sale securities during the nine months ended September 30, 2010 and 2009:

	Beginning Fair Value	Net Unrealized Gain/(Loss)	Gross Realized Gain/(Loss)	Ending Fair Value
(in thousands)
Nine months ended September 30, 2010	$68	$4	$—	$64

Nine months ended September 30, 2009	$128	$(24)	$—	$104

During the three months September 30, 2010, the Company purchased approximately $21.0 million in U.S. government securities with contractual maturities less than twelve months.  Of the $21.0 million securities purchased, $2.0 million were classified as cash equivalents in the condensed Balance Sheet as of September 30, 2010 because the maturity dates of these securities were less than three months from the purchase date.  $19.0 million of the debt securities were classified as available-for-sale securities.  The change in fair value of the debt securities from the purchase date through September 30, 2010 was inconsequential.  The Company did not possess any such securities at December 31, 2009.

NOTE 11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at September 30, 2010 and December 31, 2009:

($ in thousands)	September 30, 2010	December 31, 2009
Trade accounts payable	$826	$1,009
Clinical research and other development related costs	1,239	1,232
Accrued personnel related expenses	1,012	980
Interest payable	683	683
Accrued other expenses	264	123
Total	$4,024	$4,027

NOTE 12. COMMITMENTS

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices are located. In May 2008, the Company and its sublessor entered into an amendment to the sublease agreement, which increased the term of the lease from three years to four years. Effective June 24, 2009, the Company entered into a further amendment to the sublease, which extended the term of the lease through March 2011 and reduced the monthly lease payments from $2.80 per square foot to $2.45 per square foot for the eleven month period from July 2009 through May 2010 and reduced the lease payments from $2.90 per square foot to $1.95 per square feet for the ten month period from June 2010 through March 2011.  The total cash payments due for the duration of the sublease equaled approximately $0.2 million at September 30, 2010.

Employment Agreements. On June 6, 2008, the Company entered into a new employment agreement with its President and Chief Executive Officer. This agreement provides for an employment term that expires in December 2010. The minimum aggregate amount of gross salary compensation to be provided for over the remaining term of the agreement amounted to approximately $0.1 million at September 30, 2010.

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

 NOTE 14. LICENSE AGREEMENT

Pursuant to an Amended and Restated License Agreement dated April 30, 2007, as amended effective May 27, 2009 (the “License Agreement”), between the Company and Tekmira Pharmaceuticals Corporation (“Tekmira”), the Company holds exclusive, worldwide rights to develop and commercialize three oncology drug candidates, Marqibo, Brakiva, and Alocrest.  On September 20, 2010, the Company and Tekmira entered into Amendment No. 2 to the License Agreement (the “Amendment”), which amends the License Agreement as follows:

•
The Company’s maximum aggregate obligation for milestone payments to Tekmira for all three product candidates was decreased from $37.0 million to $19.0 million.  All of the affected milestone payment obligations relate to amounts triggered by the achievement of regulatory milestones for the Company’s Marqibo drug candidate.

•
The Amendment modified the royalty rates payable by the Company for net sales of Marqibo by eliminating a tiered royalty rate structure based upon the amount of net sales and instead provides for a single royalty rate without regard to the amount of net sales.

•	In consideration of the foregoing, the Company agreed to make a one-time payment to Tekmira of $5.75 million.

The $5.75 million payment to Tekmira was recognized as expense in the Condensed Statement of Operations for the three and nine months ended September 30, 2010.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2009 Form 10-K and in Item 1A of Part II of our Form 10-Q for the quarter ended March 31, 2010, our actual results may differ materially from those anticipated in these forward-looking statements .

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

General and administrative expenses. For the three months ended September 30, 2010, general and administrative, or G&A, expense was $1.3 million, as compared to $0.9 million for the three months ended September 30, 2009.  The increase of $0.4 million is due to increased personnel related expenses of $0.1 million, increased outside services and professional fees of $0.2 million and increased costs for allocable expenses of $0.1 million.

The $0.1 million increase in employee-related expenses includes an increase of expenses related to incentive compensation as well as increased salary expense, offset partially by lower stock-based compensation expense.

The $0.2 million increase in professional fees and outside services related mainly to increased legal fees and accounting costs related to our proxy filings and special shareholder meeting in September 2010.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended September 30, 2010 and 2009.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2010	2009	Annual % Change
Marqibo	$6,842	$1,518	351%
Menadione Topical Lotion (MTL)	16	(81)	N/A
Brakiva	13	100	(87)%
Alocrest	4	9	(56)%
Total third party development costs	661	561	18%
Allocable costs and overhead	261	245	6%
Personnel related expense	1,169	958	22%
Share-based compensation expense	37	198	(81)%
Total research and development expense	$9,003	$3,507	156%

Marqibo. Marqibo costs increased by $5.3 million in the three months ended September 30, 2010 compared to the same period in 2009. The main cause of the increased costs is a $5.75 million payment we made to Tekmira Pharmaceuticals in September 2010 as part of the amendment made to our license agreement in exchange for a reduction in aggregate future milestones of $18 million and an adjustment to the royalty rates to be paid on our product candidates licensed from Tekmira. This increase was partially off-set by decreased manufacturing and clinical costs as enrollment of our Phase 2 clinical trial in adult Philadelphia chromosome negative ALL patients in second relapse, or those who have progressed following two prior lines of anti-leukemia therapy or, rALLy trial, was completed in December 2009. We have spent approximately $8.3 million to date in 2010, including the $5.75 million paid to Tekmira to amend the license agreement. We expect to spend an additional $3.7 million on Marqibo in 2010 for an aggregate spend of $12.0 million in 2010. We estimate that we will need to expend at least an additional $6 million of external project costs in 2011 to attempt to obtain accelerated approval that would permit us to sell Marqibo to a limited segment of the market. Based upon a pre-NDA follow-up meeting with the FDA completed on November 8, 2010, we and the FDA agreed that we would simultaneously submit all modules of our proposed NDA as a complete, original, new drug application, as opposed to initiating a partial, rolling submission by the end of 2010.  We do not anticipate that this change will affect the timing of submission completion, review nor potential approval.  We anticipate submitting the complete NDA during the first half of 2011.  If we receive accelerated approval, we will need to conduct a confirmatory Phase 3 trial to receive full FDA approval to sell Marqibo to a larger segment of the market. We anticipate initiating a confirmatory Phase 3 trial of Marqibo in ALL as early as the fourth quarter of 2011. We estimate that the additional external costs to run the trials needed to obtain full FDA approval are approximately $62 million. We are in discussions with certain cooperative groups that may decide to fund some of the clinical costs of the confirmatory trial, which may reduce the aggregate amount estimated we will need to spend to obtain full FDA approval for Marqibo. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

MTL. In the three months ended September 30, 2010, MTL costs decreased by $0.1 million compared to the same period in 2009, due largely to completion of enrollment in a Phase 1 study in cancer patients in December 2009. We have analyzed data from the recently completed the MTL Phase 1 program.  The Phase 1 program has successfully demonstrated that MTL is generally safe and well-tolerated.  The dose limiting toxicity, skin irritation and redness, was only observed at the 0.2% lotion strength.  The apparent maximum tolerated lotion strength is 0.1%.   MTL applied twice daily at all strengths, including the highest lotion strength tested (0.2%) resulted in no appreciable systemic exposure. As this drug is early in its clinical development, both the registration strategy and total expenditures to obtain FDA approval are still being evaluated. However, we expect to spend approximately $1 million on external project costs relating to MTL in 2010, and while we are still evaluating the development plan for MTL following completion of our Phase 1 study, we estimate that we will need to expend at least an aggregate of approximately $55 million of additional funds on external costs in order for us to obtain full FDA approval for MTL, if ever. External costs include drug manufacture, clinical trial costs, data management and supporting activities not provided by our full-time employees. Our strategy is to seek a partner to enhance and accelerate the future development of MTL.

Brakiva.   In the three months ended September 30, 2010, Brakiva costs decreased by $0.1 million compared to the same period in 2009. We are exploring options for further development of Brakiva beyond the phase 1 trial. As this drug is early in its clinical development, both the registration strategy and total expenditures to obtain FDA approval are still being evaluated.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2010.

Other R&D expenses.  Third-party costs related to indirect support of our clinical trials and product candidates increased by $0.1 million in the three months ended September 30, 2010 compared to the same period in 2009. These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our research and development functions including data management, regulatory and clinical development. The main increase in costs was due to increased costs in safety, data management and other clinical related services.

Personnel related costs increased by $0.2 million in the three months ended September 30, 2010 compared to the same period in 2009, due to increased accruals for incentive compensation which was partially offset by decreased stock-based compensation.  We expect personnel costs to increase slightly in 2010 as we continue to acquire the workforce necessary to submit our NDA for Marqibo to the FDA.

Interest expense. For the three months ended September 30, 2010 and September 30, 2009, interest expense was $0.9 million.

Gain or loss on change in fair market value of liabilities re-measured at fair value. The Company has certain financial instruments that are recorded as liabilities. The Company re-measures the fair value of these liabilities at each reporting period with the subsequent gain or loss recognized in the Statement of Operations. For the three months ended September 30, 2010, we recorded a gain related to these liabilities of $3.2 million, compared to a loss of $0.3 million for the same period in 2009. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. See Notes 5,6, 7 and 8 in the Notes to the Unaudited Condensed Financial Statements for additional details.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

General and administrative expenses. For the nine months ended September 30, 2010, G&A expense was $4.3 million, as compared to $3.5 million for the nine months ended September 30, 2009.  The increase of $0.8 million is due to increased personnel related expenses of $0.3 million and increased administrative and allocated costs of $0.5 million.

The $0.3 million increase in employee-related expenses includes an increase of expenses related to incentive compensation as well as increased salary expense.

The $0.5 million increase in administrative and allocated expenses was mainly related to insurance costs incurred as part of the June 7, 2010 Investment Agreement and changes to the composition of our Board of Directors.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the nine months ended September 30, 2010 and 2009.  The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2010	2009	Annual % Change
Marqibo	$8,344	$4,097	104%
MTL	55	492	(89)%
Brakiva	2	(176)	N/A
Alocrest	11	2	450%
Total third party development costs	1,873	1,687	11%
Allocable costs and overhead	762	859	(11)%
Personnel related expense	3,729	3,294	13%
Share-based compensation expense	191	446	(57)%
Total research and development expense	$14,967	$10,701	40%

Marqibo.   Marqibo costs increased by $4.2 million in the nine months ended September 30, 2010 compared to the same period in 2009.  The main cause of the increased costs is a $5.75 million payment we made to Tekmira Pharmaceuticals in September 2010 as part of the amendment made to our license agreement.  This increase was partially off-set by $1.1 million in decreased manufacturing and clinical costs as enrollment of our rALLy trial was completed in December 2009.

MTL.  In the nine months ended September 30, 2010, MTL costs decreased by $0.4 million in compared to the same period in 2009, due largely to completion of enrollment in a Phase 1 study in cancer patients in December 2009.

Brakiva.   In the nine months ended September 30, 2010, Brakiva costs increased by $0.2 million in compared to the same period in 2009, due to a large credit to expenses in 2009 as certain previously accrued expenses were negotiated away.  This was offset partially by lower manufacturing and clinical trial costs as the enrollment in the Phase 1 clinical study decelerated.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2010.

Other R&D expenses.   Third-party costs related to indirect support of our clinical trials and product candidates increased by $0.2 million in the nine months ended September 30, 2010 compared to the same period in 2009.  These costs are not directly allocable to an individual product candidate and primarily relate to outside services and professional fees related to indirect support of our research and development functions including data management, regulatory and clinical development.  The main increase in costs was due to increased costs in safety, data management and other clinical related services.

Personnel related costs increased by $0.4 million in the nine months ended September 30, 2010 compared to the same period in 2009, due to increased accruals for incentive compensation.   We expect personnel costs to increase slightly in 2010 as we continue to put in place the resources necessary to submit our NDA for Marqibo to the FDA.

A share-based compensation expense decreased by $0.3 million as the fair value of our stock options issued in recent periods has continued to decrease.  We expect this expense to continue to decrease unless we issue a larger amount of options or the fair value of the options increases.

Interest expense. For the nine months ended September 30, 2010, interest expense was $2.9 million as compared to interest expense of $2.5 million for the nine months ended September 30, 2009.  The increase resulted from a larger average balance outstanding on our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value. The Company has certain financial instruments that are recorded as liabilities.  The Company re-measures the fair value of these liabilities at each reporting period with the subsequent gain or loss recognized in the Statement of Operations.  For the nine months ended September 30, 2010, we recorded a net gain related to these liabilities of $2.4 million, compared to a loss of $2.4 million for the same period in 2009.  The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation.  See Notes 5,6 and 8 in the Notes to the Unaudited Condensed Financial Statements for additional details.

Liquidity and Capital Resources

As of September 30, 2010, we had a stockholders’ deficit of approximately $35.8 million and an accumulated deficit of $154.8 million.  For the nine months ended September 30, 2010, we recognized a net loss of $19.7 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  As of September 30, 2010, we had aggregate cash and cash equivalents and available-for-sale securities of $27.7 million which we believe to be sufficient for our working capital needs to continue operations through 2011.  We have drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  On June 7, 2010, we entered into an Investment Agreement with certain investors pursuant to which we sold 0.4 million shares of convertible preferred stock at the stated value of $100 per share, for gross proceeds of $40 million.

The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments, as follows:

•
at any time prior to the date we receive marketing approval from the U.S. Food and Drug Administration for any of our product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 0.2 million shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

•
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the investors may purchase up to an aggregate of 0.4 million shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million.

During 2011 we anticipate achieving potential milestones for Marqibo.  These milestones include completing of our NDA submission, meeting with the Oncology Drug Advisory Committee, and receiving a decision from the FDA on the approvability of Marqibo. We will need to raise additional capital to develop and commercialize Marqibo after achieving these milestones.  As described above, the investors have the right, but not the obligation, to purchase up to an additional $20 million of preferred shares prior the FDA approval decision on Marqibo. If the investors do not make the additional investments as described above, we anticipate that we will be required to raise additional capital from other investors or significantly reduce operations by the end of 2011.

We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment.  If we raise additional funds through collaborations and licensing arrangements, we may be compelled to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Hana Biosciences, Inc., as amended.

10.14	Amendment No. 2 dated September 20, 2010 to Amended and Restated License Agreement dated April 30, 2007 between Hana Biosciences, Inc. and Tekmira Pharmaceuticals Corp.++

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

++   Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Commission

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANA BIOSCIENCES, INC.

Dated: November 12, 2010	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Craig W. Carlson
Craig W. Carlson
Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Hana Biosciences, Inc., as amended.

10.1	Amendment No. 2 dated September 20, 2010 to Amended and Restated License Agreement dated April 30, 2007 between Hana Biosciences, Inc. and Tekmira Pharmaceuticals Corp.++

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

 ++   Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Commission.