Form 10-Q
period 2011-03-31
Talon Therapeutics, Inc.
filed 2011-05-13
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________.

Commission file number 001-32626

Talon Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

2207 BridgePointe Parkway, Suite 250 San Mateo, CA.	94404
(Address of principal executive offices)	(Zip Code)

(650) 588-6404
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of May 12, 2011, there were issued and outstanding 21,242,772 shares of the registrant's common stock, $.001 par value.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain adequate financing;

●	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

●	the regulatory approval of our drug candidates, including the timing of our submission of applications for marketing approval and other items with the FDA;

●	our use of clinical research centers and other contractors;

●	our ability to find collaborative partners for research, development and commercialization of potential products;

●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

●	our ability to market any of our products;

●	our history of operating losses;

●	our ability to secure adequate protection for our intellectual property;

●	our ability to compete against other companies and research institutions;

●	the effect of potential strategic transactions on our business;

●	our ability to attract and retain key personnel; and

●	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 28, 2011 (the "2010 Form 10-K"), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in the 2010 Form 10-K and in this report should be considered in evaluating our prospects and future financial performance.

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

References to the “Company,” “Talon,” the “Registrant,” “we,” “us,” or “our” in this report refer to Talon Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise.

NOTE REGARDING REVERSE STOCK SPLIT

On September 8, 2010, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000 and to effect a combination of its outstanding Common Stock at a ratio of one-for-four (the “Reverse Stock Split”).  The Reverse Stock Split was effective at the close of business on September 10, 2010.  No fractional shares will be issued as a result of the Reverse Stock Split, but instead stockholders received cash in lieu of any fractional shares to which they would otherwise have been entitled, based upon the last quoted bid price of the Common Stock on September 10, 2010, as reported on the OTC Bulletin Board. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.  All stock options and warrants outstanding were appropriately adjusted to give effect to the Reverse Stock Split.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TALON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,170	$4,573
Available-for-sale securities, equity securities	7,015	18,068
Prepaid expenses and other current assets	177	254
Total current assets	16,362	22,895

Property and equipment, net	125	97
Restricted cash	125	125
Other long-term assets	32	-
Debt issuance costs	866	905
Total assets	$17,510	$24,022

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,663	$6,052
Other short-term liabilities	2	2
Total current liabilities	6,665	6,054

Notes payable, net of discount	23,513	23,340
Other long-term liabilities	4	5
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 5)	7,513	5,131
Warrant liabilities	1,171	713

Commitments and contingencies (Notes 5, 7, 9 and 11):
Redeemable convertible preferred stock; $100 par value:
10 million shares authorized, 0.4 million issued and outstanding at March 31, 2011 and December 31, 2010; aggregate liquidation value of $43.4 million and $42.4 million at March 31, 2011 and December 31, 2010, respectively	30,643	30,643

Stockholders' deficit:
Common stock; $0.001 par value:
350 million shares authorized, 21.2 million shares issued and outstanding at March 31, 2011 and December 31, 2010	21	21
Additional paid-in capital	119,505	119,242
Accumulated other comprehensive income	1	(16)
Accumulated deficit	(171,526)	(161,111)
Total stockholders' deficit	(51,999)	(41,864)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$17,510	$24,022

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating expenses:
General and administrative	$1,480	$1,171
Research and development	5,144	3,258
Total operating expenses	6,624	4,429

Loss from operations	(6,624)	(4,429)

Other expense:
Interest expense	(881)	(1,084)
Other expense, net	(70)	—
Change in fair value of warrant liabilities	(458)	41
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	(2,382)	—
Total other expense	(3,791)	(1,043)

Net loss	$(10,415)	$(5,472)

Deemed dividends attributable to preferred stock	(941)	—

Net loss applicable to common stock	(11,356)	(5,472)

Net loss per share applicable to common stock, basic and diluted	$(0.53)	$(0.27)

Weighted average shares used in computing net loss per share, basic and diluted	21,243	19,946
Comprehensive loss:
Net loss	$(10,415)	$(5,472)
Unrealized holdings gains (losses) arising during the period	(59)	8
Less: reclassification adjustment for other-than-temporary impairment included in net loss	76	—

Comprehensive loss	$(10,398)	$(5,464)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

Period from January 1, 2011 to March 31, 2011

	Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	income	deficit	deficit
Balance at January 1, 2011	413	$30,643	21,234	$21	$119,242	$(16)	$(161,111)	$(41,864)
Share-based compensation of employees amortized over vesting period of stock options	—	—	—	—	260	—	—	260
Issuance of shares under employee stock purchase plan	—	—	8	—	3	—	—	3
Unrealized loss on available-for-sale securities	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—		(10,415)	(10,415)

Balance at March 31, 2011	413	$30,643	21,242	$21	$119,505	$1	$(171,526)	$(51,999)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,415)	$(5,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	41
Share-based compensation to employees for services	260	185
Amortization of discount and debt issuance costs	212	414
Change in fair value of warrant liability	458	(41)
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	2,382
Other-than-temporary loss on marketable securities	76	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	38	9
Increase/(decrease) in accounts payable and accrued liabilities	611	(610)
Net cash used in operating activities	(6,340)	(5,473)

Cash flows from investing activities:
Purchase of property and equipment	(66)	(6)
Sale and maturities of marketable securities	11,000	—
Net cash provided by (used in) investing activities	10,934	(6)

Cash flows from financing activities:
Proceeds from exercise of warrants and options and issuance of shares under employee stock purchase plan	3	22
Payments on capital leases	—	(17)
Net cash provided by financing activities	3	5

Net increase (decrease) in cash and cash equivalents	4,597	(5,474)
Cash and cash equivalents, beginning of period	4,573	9,570
Cash and cash equivalents, end of period	$9,170	$4,096
Supplemental disclosures of cash flow data:
Cash paid for interest	$684	$685
Supplemental disclosures of noncash financing activities:
Unrealized loss on available-for-sale securities	$1	$8

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION AND LIQUIDITY

BUSINESS

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in San Mateo, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  Our product candidates consist of the following:

●
Marqibo® (vincristine sulfate liposomes injection), the Company’s lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine. The Company is currently developing Marqibo primarily for the treatment of adult acute lymphoblastic leukemia, or ALL. The Company plans to submit a new drug application to the Food and Drug Administration, or FDA, in 2011 seeking accelerated approval of Marqibo for the treatment of adult ALL in second relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  Additionally, Marqibo will be studied in a Phase 3 trial in elderly patients with newly diagnosed aggressive Non-Hodgkin’s Lymphoma, or NHL, with enrollment expected to begin before the end of 2011.

●
Menadione Topical Lotion, a novel supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.

●	Brakiva™ (topotecan liposome injection), a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan.

●	Alocrest™ (vinorelbine liposome injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine.

BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented herein. These interim financial results are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011 or any subsequent interim period.

As of March 31, 2011, the Company has a stockholder's deficit of approximately $52 million, and for the three months ended March 31, 2011, the Company realized a net loss of $10.4 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of March 31, 2011, the Company had aggregate cash and cash equivalents and available-for-sale securities of $16.2 million, which it believes is sufficient to continue operations through late 2011.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  On June 7, 2010, the Company entered into an Investment Agreement with certain investors pursuant to which it sold 400,000 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) at the stated value of $100 per share, for gross proceeds of $40 million.  The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments of up to $60 million subject to certain conditions.  See “Note 5 Redeemable Convertible Preferred Stock.”

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

Reverse Stock Split

On September 8, 2010, the Company amended its Amended and Restated Certificate of Incorporation to effect a combination (Reverse Stock Split) of the Common Stock at a ratio of one-for-four.  The reverse stock split was effective at the close of business on September 10, 2010.  All historical share and per share amounts have been adjusted to reflect the reverse stock split.

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

 Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly-liquid investments with a maturity of three months or less when acquired to be cash equivalents. Short-term investments consist of investments acquired with maturities exceeding three months and are classified as available-for-sale. All short-term investments are reported at fair value, based on quoted market price, with unrealized gains or losses included in other comprehensive loss and other-than-temporary impairment included as a loss in the statement of operations.

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with FASB ASC 320.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  We assess whether temporary or other-than-temporary unrealized losses on our marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because we have determined that all of our debt and marketable equity securities are available-for-sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.  In the three months ended March 31, 2011, the Company recognized a loss of $0.1 million for other-than-temporary impairment of available-for-sale securities it its unaudited condensed statement of operations.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, and accounts payable. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-1 and A-2 Preferred Stock, which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense).The fair value of the Company’s financial liabilities and available-for-sale securities are discussed in Notes 5, 7 and 9.

Debt Issuance Costs

As discussed in Note 3, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are deferred, and if the commitment is exercised, amortized over the life of the related loan using the interest method.

NOTE 3. FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements. The Company is also prohibited from disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon execution of the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield Management.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, of which the entire amount was outstanding at March 31, 2011. There are no additional draws available under the Facility Agreement.

Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to June 30, 2015.  The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.5%.  As of March 31, 2011, the Company had accrued $0.7 million in interest payable that was paid in April 2011.  The fair value of the loan payable as of March 31, 2011 was $14.3 million.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of March 31, 2011, the remaining debt discount is approximately $4.0 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the three months ended March 31, 2011 and 2010:

(In thousands)	Carrying Value at January 1,	Amortized Discount	Carrying Value at March 31,
2011
Notes payable	$27,500	$—	$27,500
Discount on debt	(4,160)	(173)	(3,987)
Carrying value	$23,340		$23,513

2010
Notes payable	$27,500	$—	$27,500
Discount on debt	(4,903)	(239)	(4,664)
Carrying value	$22,597		$22,836

A summary of the debt issuance costs and changes during the periods ending March 31, 2011 and 2010 is as follows:

	Carrying Value at January 1,	Amortized Deferred Transaction Costs	Carrying Value at March 31,
(In thousands)
2011 Deferred transaction costs	$905	$(39)	$866

2010 Deferred transaction costs	$1,194	$(175)	$1,019

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

On March 31, 2011, the Company had investments with an estimated fair value of $10.3 million, of which $7.0 million were classified as available-for-sale securities and consisted of both equity and debt investments.  All the Company’s debt investments are considered U.S. treasury obligations and these securities have original maturities less than twelve months.  The following table summarizes the investments classified as available-for-sale securities during the three months ended March 31, 2011 and 2010:

March 31, 2011 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Money market funds	Level 2	$3,261	$—	$—	$3,261
U.S. treasury obligations	Level 2	6,991	—	8	6,999
Equity securities	Level 1	92	(76)	—	16

Total available-for-sale securities		10,344	(76)	8	10,276
Less: amounts classified as cash equivalents		(3,261)	—	—	(3,261)

Amounts classified as available-for-sale securities		$7,083	$(76)	$8	$7,015

March 31, 2010 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Equity securities	Level 1	$92	$—	$(16)	$76

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

●
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for the first of its product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

●
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers may purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million (“Subsequent Investment”).

The Investment Agreement required that the Company seek approval of its stockholders to amend the Company’s certificate of incorporation to:  (i) increase the authorized number of shares of Common Stock, (ii) effect a reverse split of its Common Stock at a ratio to be agreed upon with the Purchasers, and (iii) provide that the number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the issued and outstanding Common Stock and preferred stock, voting together as one class, notwithstanding the provisions of Section 242(b)(2) of the Delaware General Corporation Law (collectively, the “Stockholder Approval”).  Stockholder Approval was obtained at a special meeting of the Company’s stockholders on September 2, 2010.

Terms of the Preferred Shares

As a result of the Company obtaining Stockholder Approval on September 2, 2010, the Company and the Purchasers conducted a second closing under the Investment Agreement on September 10, 2010 (the “Second Closing”).  As a result of the Second Closing, the terms of the Series A-1 Preferred Stock were adjusted to have the following material terms (hereafter the “Series A-1 Revised Terms”):

●
the stated value of the Series A-1 Preferred Stock, initially $100 per share, accretes at a rate of 9% per annum for a five-year term, compounded quarterly, and following such five-year term, the holders are thereafter entitled to cash dividends at 9% of the accreted stated value per annum, payable quarterly;

●	each share of Series A-1 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.736 per share;

●
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

●	the Series A-1 Preferred Stock is not redeemable except as noted in the bullet points above.

During the period prior to the Second Closing on September 2, 2010, the Series A-1 Preferred Stock were subject to the following initial terms:

●	the stated value of the Series A-1 Preferred Stock, initially $100 per share, accreted at a rate of 12% per annum;

●
each share of Series A-1 Preferred Stock was convertible into shares of the Company’s Common Stock at a conversion price of $0.5152 per share, subject to the limitation on the number of shares of Common Stock then available for issuance; and

●
the Series A-1 Preferred Stock were redeemable at the holders’ election any time after December 7, 2010, at a redemption price equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock, plus any unpaid dividends accrued thereon and (ii) market value of common stock shares the holder would receive if the Series A-1 Preferred Stock are converted into common stock immediately prior to the redemption.

In addition to the Stockholder Approval, the Purchasers’ obligations to complete the Second Closing were subject to a number of customary closing conditions, including the continued accuracy of the representations and warranties made by the Company in the Investment Agreement and the Company’s compliance with its contractual obligations there under. At the Second Closing, the shares of Series A-1 Preferred Stock that were originally sold and issued on June 7, 2010 automatically became subject to the Series A-1 Revised Terms.  In addition, the Company issued to the Purchasers an additional 12,562 shares of Series A-1 Preferred Stock in satisfaction of an aggregate of $1.2 million in accretion on the initial 400,000 shares of Series A-1 Preferred Stock since their issuance date on June 7, 2010.

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

●
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

●
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

●	Rights to Purchase Preferred Stock in the Additional and Subsequent Investments – The Company determined that the Purchasers’ rights to purchase future shares of Preferred Stock in connection with the Additional and Subsequent Investments are freestanding instruments that are required to be classified as liabilities and carried at fair value. The treatment of these instruments as a liability is due to certain redemption features of the underlying Preferred Stock.

The following table summarizes the fair value of right to purchase future shares of Preferred Stock outstanding as of March 31, 2011 and the changes in the valuation in the three month periods then ended:

(In thousands)	Fair Value at January 1, 2011	Net change in fair value of liabilities	Fair Value at March 31, 2011
Investors’ rights to purchase future shares of series A-1 and A-2 preferred stock	$5,131	2,382	$7,513

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase outstanding during the three months ended March 31, 2011:

Rights to purchase future shares of preferred stock	Three Months Ended March 31, 2011
Risk-free interest rate	0.23 – 0.25%
Expected life (in years)	0.75 – 0.83
Volatility	0.98 – 0.985
Dividend Yield	8.7%

●
Beneficial Conversion Feature – Because the conversion price of the shares of Preferred Stock was less than the fair market price of the Company’s common stock at the date Preferred Stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that preferred stockholders would realize upon conversion based on the value of the conversion shares on the commitment date).  The BCF is limited to the proceeds allocated to preferred shares and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 Preferred Stock, the BCF is immediately accreted to the Preferred Shares as a deemed preferred stock dividend.   The Company has recognized aggregate BCF of $29.9 million related to the shares of Preferred Share in June 2010.

●
Accretion on Preferred Stock - For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing), the 400,000 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value from the transaction date to March 31, 2011 was $3.4 million, including $0.9 million for the three months ended March 31, 2011.  The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to preferred stockholders and the loss attributable to common shareholders is increased by the value of the accretion for the period.

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

Stock Incentive Plans. As of March 31, 2011, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of our common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three to four years and expire ten years from the date of grant. Additionally, the Company has an Employee Stock Purchase Plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including our subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. The total number of shares of our common stock available for grants of awards to participants under the 2010 Plan is 8.5 million shares.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at March 31, 2011 and changes in outstanding options in the three months then ended, all of which are at fixed prices:
	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2011	6,749	$1.32

Options granted	—	—
Options exercised	—	—
Options cancelled	(138)	1.14
Outstanding March 31, 2011	6,611	$1.32	9.0	$$1,247
Exercisable at March 31, 2011	1,509	$3.92	7.1	$114

During the three months ended March 31, 2011 and 2010, the Company recorded share-based compensation cost from all equity awards to employees of $0.3 million and $0.2 million, respectively.

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

Assumptions. There were no options issued during the three months ended March 31, 2011.  The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Stock options
Risk-free interest rate	-%	3.00%
Expected life (in years)	-	5.5 – 6.0
Volatility	-	0.99
Dividend Yield	-%	0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and uses the assumptions as allowed by ASC 718, “Compensation – Stock Compensation.”  Through October 2010, as allowed by ASC 718-10-55, companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility was based on the average expected volatilities of a sampling of other peer companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  For options issued after October 2010, the Company used its own historical data to estimate expected volatility.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, “Share-Based Payment,” it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based awards.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited.

Common Stock Warrants.  As of March 31, 2011, the Company had outstanding warrants to purchase an aggregate of approximately 2.0 million shares of its common stock, all of which were available for exercise.

At March 31, 2011, there are outstanding Series A warrants to purchase an aggregate of 0.6 million shares of common stock and Series B warrants to purchase an aggregate of 1.4 million shares of common stock in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants issued in the Company’s October 2009 private placement, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred Stock on June 7, 2010.

The following table summarizes the warrants outstanding as of March 31, 2011 and the changes in outstanding warrants in the three month period then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2011	2,037	$0.84
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	—
Warrants outstanding March 31, 2011	2,037	$0.84

NOTE 7. WARRANT LIABILITIES

The 0.6 million shares subject to purchase under Series A warrants and 1.4 million shares subject to purchase under Series B warrants were classified as liabilities on the balance sheet as of March 31, 2011.  See Note 6 for discussion on these warrants.  The fair value of the warrants classified as liabilities was $1.2 million on March 31, 2011. During the three months ended March 31, 2011 and 2010, the Company recognized a loss of $0.5 million and a gain of less than $0.1 million, respectively, related to the revaluation of the warrant liabilities.

The following table summarizes the fair value of warrants classified as liabilities and outstanding as of March 31, 2011 and 2010 and the changes in the valuation in the three month periods then ended:

(In thousands)	Fair value Value at January 1,	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities	Fair Value at March 31,
2011
Warrants classified as liabilities	$713	$—	$458	$1,171

2010
Warrants classified as liabilities	$2,146	—	$(41)	$2,105

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

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to warrants outstanding during the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
Warrant liabilities	2011	2010
Risk-free interest rate	2.24%	3.28%
Expected life (in years)	5.50	6.5
Volatility	98	99
Dividend Yield	0%	0%

For additional details on the change in value of these liabilities, see Note 9.  Changes in the Company’s stock price or volatility would result in a change in the value of the warrants and impact the statement of operations. A 10% increase in the Company’s stock price would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

NOTE 8. BASIC NET LOSS PER COMMON SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is anti-dilutive.

Basic and diluted net loss per share was determined as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010
Net loss	$(10,415)	$(5,472)
Deemed dividend to preferred shareholders, additional accretion	(941)	—

Net loss applicable to Common Stock	(11,356)	(5,472)

Weighted average shares used in computing net loss per share, basic and diluted	21,243	19,946

Net loss per share, basic and diluted	$(0.53)	$(0.27)

The securities in the table below were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2011 and 2010 because such securities were anti-dilutive during the periods presented:

(In thousands)	2011	2010
Warrants	2,037	3,686
Stock options and Employee Stock Purchase Plans	6,650	2,260
Convertible redeemable preferred stock	58,902	—

Total	67,589	5,946

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities;

●
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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2011:

As of March 31, 2011
(In thousands)	Level 1	Level 2	Level 31	Total
Assets
Available-for-sale equity securities	$16	$—	$—	$16
Available-for-sale debt securities	—	10,260	—	10,260
Total	$16	$10,260	$—	$10,276
Liabilities
Warrant liabilities	—	—	$1,171	$1,171
Right to purchase future Series A-1 and A-2 preferred stock	—	—	7,513	7,513
Total	$—	$—	$8,684	$8,684

As of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale equity securities	$74	$—	$—	$74
Available-for-sale debt securities	—	17,994	—	17,994
Total	$74	$17,994	$—	$18,068
Liabilities
Warrant liabilities	—	—	$713	$713
Right to purchase future Series A-1 and A-2 preferred stock	—	—	5,131	5,131
Total	$—	$—	$5,844	$5,844

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Trade accounts payable	$1,961	$1,725
Clinical research and other development related costs	3,413	2,340
Accrued personnel related expenses	333	1,202
Interest payable	668	683
Accrued other expenses	288	102
Total	$6,663	$6,052

NOTE 11. COMMITMENTS

Lease Agreements. The Company entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices were located until March 15, 2011.  This lease expired on March 31, 2011.

On February 10, 2011, the Company entered into a 17-month sublease for property at 2207 Bridgepointe Parkway in San Mateo, California, which commenced on March 1, 2011.  The total cash payments due over the 17-month sublease period are under $0.3 million.

1 See notes 5 and 7 of these Notes to the Unaudited Condensed Financial Statements for a roll forward of the Company’s Level 3 Assets for the three months ended March 31, 2011 and 2010.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2010 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements .

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

●
Marqibo® (vincristine sulfate liposomes injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine, being developed primarily for the treatment of ALL. We plan to submit a new drug application to the FDA in 2011 seeking accelerated approval of Marqibo for the treatment of adult ALL in second relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  Additionally, Marqibo will be studied in a Phase 3 trial in elderly patients with newly diagnosed aggressive NHL, with enrollment expected to begin before the end of 2011.

●
Menadione Topical Lotion, a novel supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, a type of anti-cancer agent used in the treatment of certain cancers.

●	Brakiva™ (topotecan liposome injection), a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan.

●
Alocrest™ (vinorelbine liposome injection), a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors such as non-small-cell lung cancer.

Product Candidates

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

Marqibo has been evaluated in 18 clinical trials with over 700 patients, including Phase 2 clinical trials in patients with non-Hodgkin’s lymphoma, or NHL and ALL. Based on the results from these studies, in 2007 we initiated a global, Phase 2 clinical trial of Marqibo in adult Philadelphia chromosome negative, or Ph-, ALL patients in second relapse, or those who have progressed following two or greater prior lines of anti-leukemia therapy. We refer to this clinical trial as the rALLy study. The primary outcome measure was complete remission, or CR, or complete remission without full hematologic recovery, which we refer to as CRi.

We completed the rALLy study and announced data in 2010. The sample size from the study consisted of 65 evaluable subjects. The analysis of the study data demonstrated an overall response rate (measured by CR, CRi, partial remission and bone marrow blast count normalization without blood count recovery) reported by study investigators in 23 of the 65 evaluable subjects, or 35 percent. Thirteen subjects, or 20 percent, experienced a CR or CRi. As of the announcement of the study results, the estimated median overall survival in complete responders was 7.33 months, with five subjects having an overall survival of more than one year. The estimated median duration of CR/CRi was 5.3 months. Eleven subjects participating in the rALLy study went on to receive a potentially life-saving stem cell transplant. The data also showed that the safety profile of Marqibo was predictable, manageable and comparable with standard vincristine sulfate.

Based on the data from the rALLy study, before the end of June 2011, we plan to submit to the FDA a New Drug Application, or NDA, seeking accelerated approval of Marqibo in Ph- adult ALL, in second relapse or that has progressed following two or more prior lines of anti-leukemia therapy. At a February 8, 2011 meeting of the FDA’s Oncology Drug Advisory Committee, or ODAC, the FDA indicated that a drug sponsor and the FDA must agree on the feasibility and design of Phase 3 confirmatory studies as a necessary element in the NDA submission process for those sponsors seeking accelerated approval. According to the FDA, a sponsor seeking accelerated approval should not submit its NDA until such agreement on Phase 3 confirmatory studies has been finalized. As such, our NDA submission may be delayed beyond June 2011 if we and the FDA do not timely reach agreement on our proposed confirmatory Phase 3 study.

In May 2011, we announced the initiation of a Phase 3 Study of Marqibo in elderly patients with newly diagnosed aggressive NHL to be conducted by the German High-Grade Non-Hodgkin's Lymphoma Study Group (DSHNHL). The study will enroll approximately 1,000 patients (61-80 years of age) with aggressive CD20+ B-cell NHL. The primary objectives are to test the effects of substituting conventional vincristine with Marqibo in the R-CHOP regimen.  We anticipate enrollment of the first patient in this study prior to the end of 2011.

Marqibo received a U.S. orphan drug designation in January 2007 as well as a European Commission orphan drug designation in June 2008 for the ALL indication. Marqibo also received a U.S. orphan drug designation in July 2008 for metastatic uveal melanoma. Marqibo received a fast track designation from the FDA in August 2007 for the treatment of adult ALL in second relapse or that has progressed following two or more prior lines of anti-leukemia therapy.

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

While expenditures on current and future clinical development programs are expected to be substantial, particularly in light of our available resources, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

●	the number of trials and studies in a clinical program;

●	the number of patients who participate in the trials;

●	the number of sites included in the trials;

●	the rates of patient recruitment and enrollment;

●	the duration of patient treatment and follow-up;

●	the costs of manufacturing our drug candidates; and

●	the costs, requirements, timing of, and the ability to secure regulatory approvals.

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

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC TOPIC 718 “Compensation – Stock Compensation.”  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the statement of operations each reporting period.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

General and administrative expenses. For the three months ended March 31, 2011, general and administrative, or G&A, expense was $1.5 million, as compared to $1.2 million for the three months ended March 31, 2010.  The $0.3 million increase is due to increased personnel related expenses of $0.2 million, $0.2 million related to increased professional fees and third-party service fees, offset partially by $0.1 million in decreased allocated departmental costs and overhead.   Personnel costs increased due to higher headcount and compensation costs, including $0.1 million of increased share-based compensation expense.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended March 31, 2011 and 2010.  The table also summarizes outside services and allocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2011	2010	Annual % Change
Marqibo	$3,254	$1,600	103%
Other product candidates	59	6	883%
Professional fees and third-party service costs	175	80	119%
Allocable costs and overhead	273	288	-5%
Personnel related expense	1,312	1,200	9%
Share-based compensation expense	71	84	-15%
Total research and development expense	$5,144	$3,258	58%

Marqibo. Based upon a pre-NDA follow-up meeting with the FDA completed on November 8, 2010, we and the FDA agreed that we would simultaneously submit all modules of our proposed NDA as a complete, original, new drug application, as opposed to initiating a partial, rolling submission by the end of 2010. We do not anticipate that this change will affect the timing of submission completion, review nor potential approval. We plan to submit to the FDA a New Drug Application, or NDA, seeking accelerated approval of Marqibo in Ph- adult ALL, in second relapse or that has progressed following two or more prior lines of anti-leukemia therapy by the end of June 2011. At a February 8, 2011 meeting of the FDA’s Oncology Drug Advisory Committee, or ODAC, the FDA indicated that a drug sponsor and the FDA must agree on the feasibility and design of Phase 3 confirmatory studies as a necessary element in the NDA submission process for those sponsors seeking accelerated approval. According to the FDA, a sponsor seeking accelerated approval should not submit its NDA until such agreement on Phase 3 confirmatory studies has been finalized. As such, our NDA submission may be delayed beyond June 2011 if we and the FDA do not timely reach agreement on our proposed confirmatory Phase 3 study.

In the three months ended March 31, 2011, Marqibo costs increased by $1.7 million compared to the same period in 2010. The main reason for the increased costs was increased consulting services and the use of contract research organizations (CRO) used to prepare our NDA submission. We also continued enrollment in our pilot Phase 2 trial in metastic uveal melanoma. Additionally, in May 2011, we announced the initiation of a Phase 3 Study of Marqibo in elderly patients with newly diagnosed aggressive NHL to be conducted by DSHNHL. The study will enroll approximately 1,000 patients (61-80 years of age) with aggressive CD20+ B-cell NHL. The primary objectives are to test the effects of substituting conventional vincristine with Marqibo in the R-CHOP regimen.  We anticipate enrollment of the first patient in this study prior to the end of 2011

We expect to spend approximately $15 million on Marqibo in 2011, for personnel, consultants and CROs, the majority of which will be spent on the NDA submission, continuation of the Phase 2 trial in metastic uveal melanoma and preparation for the confirmatory Phase 3 trial. We estimate that we will need to spend an additional $45 million to $50 million on external costs to run the trial needed to obtain full FDA approval in adult ALL. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

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

Other R&D expenses.   Personnel related costs increased by $0.1 million in the three months ended March 31, 2011 compared to the same period in 2010.  The increase was due largely to increased employee compensation costs.

Interest expense. For the three months ended March 31, 2011, interest expense was $0.9 million as compared to interest expense of $1.1 million for the three months ended March 31, 2010. The decrease is due to a decrease in the recognition of deferred transaction costs and debt discount on the loan facility with Deerfield which are now being recognized in the unaudited condensed statement of operations over a longer period due to the extension of the loan repayment date from October 2013 to June 2015. We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value.We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the three months ended March 31, 2011, we recorded a net loss related to these liabilities of $2.8 million, compared to a gain of less than $0.1 million for the same period in 2010. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2011, we had a stockholder's deficit of approximately $52 million, and for the three months ended March 31, 2011, we experienced a net loss of $10.4 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We currently have a limited supply of cash available for operations. As of March 31, 2011, we had aggregate cash and cash equivalents and available-for-sale securities of $16.2 million, which we believe is sufficient to continue operations through late 2011.  We have drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  On June 7, 2010, we entered into an Investment Agreement with certain investors pursuant to which we sold 400,000 shares of convertible preferred stock at the stated value of $100 per share, for gross proceeds of $40 million.

The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments, as follows:

●
at any time prior to the date we receive marketing approval from the U.S. Food and Drug Administration for any of our product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

●
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the investors may purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million.

We currently do not have enough capital resources to fund our entire development plan beyond 2011 and our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements included in our Form 10-K as of and for the year ended December 31, 2010.  Our plan of operation for the year ending December 31, 2011 is to continue implementing our business strategy, including the continued development of our main product candidate Marqibo, which includes submitting a complete NDA to the FDA by the end of June 2011.  At a February 8, 2011 meeting of the FDA’s Oncology Drug Advisory Committee, or ODAC, the FDA indicated that a drug sponsor and the FDA must agree on the feasibility and design of Phase 3 confirmatory studies as a necessary element in the NDA submission process for those sponsors seeking accelerated approval.  According to the FDA, a sponsor seeking accelerated approval should not submit its NDA until such agreement on Phase 3 confirmatory studies has been finalized.  Our NDA submission may be delayed beyond June 2011 if we and the FDA do not timely reach agreement of our proposed confirmatory Phase 3 study.  We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to continue development of our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations before the end of 2011.

As part of our planned research and development, we intend to use CROs and other third parties to help conduct our clinical studies and manufacture our product candidates. As indicated above, at our current and desired pace of clinical development of our product candidates, through the 2011 fiscal year we expect to spend approximately between $14 million and $15 million on clinical development (including milestone payments that may be triggered under the license agreements relating to our product candidates).  We expect to spend approximately $5.5 million on general corporate and administrative expenses and $2.7 million in interest payments for our long-term debt during the 2011 fiscal year.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	costs associated with conducting preclinical and clinical testing;

●	costs of establishing arrangements for manufacturing our product candidates;

●	payments required under our current and any future license agreements and collaborations;

●	costs, timing and outcome of regulatory reviews;

●	costs of obtaining, maintaining and defending patents on our product candidates; and

●	costs of increased general and administrative expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Letter agreement between Talon Therapeutics, Inc. and Steven R. Deitcher, M.D., dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 12, 2011).

10.2
Agreement and Release dated January 11, 2011 between the Company and Anne E. Hagey (incorporated  by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 filed on May 5, 2011 (File No. 333-173957)).

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

TALON THERAPEUTICS, INC.

Dated: May 13, 2011	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: May 13, 2011	By:	/s/ Craig W. Carlson
Craig W. Carlson Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).