Form 10-Q
period 2011-06-30
Talon Therapeutics, Inc.
filed 2011-08-15
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes   ☐    No  ☒

As of August 12, 2011, there were issued and outstanding 21,778,812 shares of the registrant's Common Stock, $.001 par value.

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

●
the regulatory approval of our drug candidates, including our ability to obtain priority review designation for and accelerated approval of our lead product candidate, Marqibo, and other items with the FDA;

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Item 1A of Part II of this Quarterly Report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 28, 2011 (the "2010 Form 10-K"), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in the 2010 Form 10-K and in this report should be considered in evaluating our prospects and future financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TALON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,514	$4,573
Available-for-sale securities	28	18,068
Prepaid expenses and other current assets	80	254
Total current assets	10,622	22,895

Property and equipment, net	100	97
Restricted cash	-	125
Other long-term assets	32	-
Debt issuance costs (Note 3)	827	905
Total assets	$11,581	$24,022

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, accrued liabilities and other short-term liabilities (Note 10)	$5,608	$6,054
Total current liabilities	5,608	6,054

Notes payable, net of discount (Note 3)	23,685	23,340
Other long-term liabilities	4	5
Investors’ rights to purchase additional shares of Series A-1 and A-2 preferred stock (Note 5)	7,530	5,131
Warrant liabilities (Note 7)	1,257	713

Commitments and contingencies (Notes 3, 5, 7, 9 and 11)
Redeemable convertible preferred stock; $100 par value: 10 million shares authorized, 0.4 million shares issued and outstanding at June 30, 2011 and December 31, 2010; aggregate liquidation value of $44.3 million and $42.4 million at June 30, 2011 and December 31, 2010, respectively (Note 5)	30,643	30,643

Stockholders' deficit:
Common stock; $0.001 par value: 350 million shares authorized, 21.7 million and 21.2 million shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	22	21
Additional paid-in capital	120,397	119,242
Accumulated other comprehensive income (loss)	12	(16)
Accumulated deficit	(177,577)	(161,111)
Total stockholders' deficit	(57,146)	(41,864)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$11,581	$24,022

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating expenses:
General and administrative	$1,277	$1,876	$2,757	$3,047
Research and development	3,533	2,705	8,677	5,964
Total operating expenses	4,810	4,581	11,434	9,011

Loss from operations	(4,810)	(4,581)	(11,434)	(9,011)
Other income (expense):
Interest expense	(887)	(941)	(1,768)	(2,025)
Other income, net	2	--	7	1
Change in fair market value of warrant liabilities (Note 7)	(338)	(424)	(796)	(384)
Impairment of available-for-sale (Note 4)	--	--	(76)	--
Change in fair market value of rights to purchase additional shares of Series A-1 and A-2 Preferred Stock (Note 5)	(17)	(378)	(2,399)	(378)
Total other income (expense)	(1,240)	(1,743)	(5,032)	(2,786)

Net loss	$(6,050)	$(6,324)	$(16,466)	$(11,797)

Dividends attributable to preferred shares (Note 5 and 8)	(972)	(9,307)	(1,913)	(9,307)
Net loss applicable to common stock	(7,022)	(15,631)	(18,379)	(21,104)

Net loss per share, basic and diluted	$(0.33)	$(0.76)	$(0.86)	$(1.04)

Weighted average shares used in computing net loss per share, basic and diluted	21,423	20,517	21,334	20,233

Comprehensive loss:
Net loss	$(6,050)	$(6,324)	$(16,466)	$(11,797)
Unrealized holdings gains (losses) arising during the period	12	--	(48)	8
Less: reclassification adjustment for other-than-temporary impairment included in net loss	--	--	76	--
Comprehensive loss	$(6,038)	$(6,324)	$(16,438)	$(11,789)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

Period from January 1, 2011 to June 30, 2011

	Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	income	deficit	deficit
Balance at January 1, 2011	413	$30,643	21,234	$21	$119,242	$(16)	$(161,111)	$(41,864)
Share-based compensation of employees amortized over vesting period of stock options	—	—	—	—	547	—	—	547
Issuance of shares under employee stock purchase plan	—	—	8	—	3	—	—	3
Issuance of shares upon exercise of warrants	—	—	253	—	304	—	—	304
Issuance of shares upon exercise of stock options	—	—	73	—	50	—	—	50
Issuance of shares upon vesting of restricted stock	—	—	179	1	(1)	—	—	—
Extinguishment of warrant liability upon exercise of series B warrants	—	—	—	—	252	—	—	252
Unrealized loss on available-for-sale securities	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(16,466)	(16,466)

Balance at June 30, 2011	413	$30,643	21,747	$22	$120,397	$12	$(177,577)	$(57,146)

   See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,466)	$(11,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	81
Share-based compensation to employees for services	547	430
Amortization of discount and debt issuance costs	422	675
Change in fair value of warrant liability	796	384
Change in fair value of investors’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock	2,399	378
Other-than-temporary loss on marketable securities	76	--
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	258	(5)
Decrease in accounts payable and accrued liabilities	(446)	(549)
Net cash used in operating activities	(12,346)	(10,403)

Cash flows from investing activities:
Purchase of property and equipment	(70)	(7)
Maturities of marketable securities	18,000	--
Net cash provided by (used in) investing activities	17,930	(7)

Cash flows from financing activities:
Proceeds from exercise of warrants, options and employee purchase of shares under employee stock purchase plan	357	73
Proceeds from private placement of Series A-1 preferred stock for $40 million less cash issuance costs of $1.4 million	--	38,606
Payments on capital leases	--	(20)
Net cash provided by financing activities	357	38,659

Net increase in cash and cash equivalents	5,941	28,249
Cash and cash equivalents, beginning of period	4,573	9,570
Cash and cash equivalents, end of period	$10,514	$37,819
Supplemental disclosures of cash flow data:
Cash paid for interest	$1,343	$2,026
Supplemental disclosures of noncash financing activities:
Unrealized loss on available-for-sale securities	$12	$8
Fair value of warrants issued to nonemployee as partial payment of services rendered	--	38
Extinguishment of warrant liabilities, net of cash proceeds from warrant exercise	252	1,488

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION AND LIQUIDITY

BUSINESS

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in San Mateo, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following product candidates:

●
Marqibo® (vincristine sulfate liposomes injection), the Company’s lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine. The Company is currently developing Marqibo primarily for the treatment of adult acute lymphoblastic leukemia, or ALL. The Company submitted a new drug application, or NDA to the Food and Drug Administration, or FDA, in July 2011, seeking accelerated approval of Marqibo for the treatment of adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  As part of the product development strategy for Marqibo, the Company plans to initiate a Phase 3 confirmatory study in newly diagnosed, treatment-naïve elderly ALL patients (front-line setting).  The Company currently has a special protocol assessment proposal under review at the FDA relating to the proposed Phase 3 confirmatory study.  In July 2011, the first patient was dosed in a Phase 1 trial in children and adolescents with solid tumors and hematological malignancies, including ALL, being conducted at the National Cancer Institute in Bethesda, MD.  Additionally, Marqibo will be studied in a European Phase 3 trial, to be conducted by the German High-Grade Lymphoma Study Group, in elderly patients with newly diagnosed aggressive Non-Hodgkin’s Lymphoma, or NHL.

●
Menadione Topical Lotion (MTL), a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, the Company announced that it will provide support for a randomized Phase 2 trial, sponsored by the Mayo Clinic, in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.

●	Brakiva™ (topotecan liposome injection), is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan.

●	Alocrest™ (vinorelbine liposome injection), is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine.

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

As of June 30, 2011, the Company had a stockholder's deficit of approximately $57.1 million, and for the six months ended June 30, 2011, the Company realized a net loss of $16.5 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of June 30, 2011, the Company had aggregate cash and cash equivalents and available-for-sale securities of $10.5 million, which it believes is sufficient to continue operations through late 2011.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  On June 7, 2010, the Company entered into an Investment Agreement with certain investors pursuant to which it sold 400,000 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) at the stated value of $100 per share, for gross proceeds of $40 million.  The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments of up to $60 million subject to certain conditions.  See “Note 5. Redeemable Convertible Preferred Stock.”

The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company does not currently have sufficient capital to fund its entire development plan beyond 2011.  The Company’s continued operations depend entirely upon obtaining additional capital. The Company will be unable to continue development of its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to significantly curtail planned development to maintain operations through 2011.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Reverse Stock Split

On September 8, 2010, the Company amended its Amended and Restated Certificate of Incorporation to effect a combination of the Common Stock at a ratio of one-for-four (the “Reverse Stock Split”).  The Reverse Stock Split was effective at the close of business on September 10, 2010.  All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities and investors’ rights to purchase shares of Series A-1 and A-2 Preferred Stock (see Note 5, below), computation of beneficial conversion feature, the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with FASB ASC 320.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale.  We assess whether temporary or other-than-temporary unrealized losses on our marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because we have determined that all of our debt and marketable equity securities are available-for-sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.  In the six months ended June 30, 2011, the Company recognized a loss of $0.1 million for other-than-temporary impairment of available-for-sale securities in its unaudited condensed statement of operations.  As of June 30, 2011, the Company held less than $0.1 million of investments classified as available-for-sale.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, and accounts payable. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The Company has issued certain financial instruments, including warrants to purchase Common Stock and rights to purchase additional shares of Series A-1 and A-2 Preferred Stock, which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense).The fair value of the Company’s financial liabilities and available-for-sale securities are discussed in Notes 5, 7 and 9.

Debt Issuance Costs

As discussed in Note 3 below, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are being amortized over the life of the related loan using the interest method.

NOTE 3. FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements. The Company is also prohibited, without Deerfield's consent, from disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon execution of the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, all of which was outstanding at June 30, 2011. There are no additional draws available under the Facility Agreement.

Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal at a stated annual rate of 9.85%.  Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to June 30, 2015.  The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.5%.  As of June 30, 2011, the Company had accrued $0.7 million in interest payable that was paid in July 2011.  The fair value of the loan payable as of June 30, 2011 was $14.7 million.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of June 30, 2011, the remaining debt discount is approximately $3.8 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the six months ended June 30, 2011 and 2010:

(In thousands)	Carrying Value at January 1,	Amortized Discount	Carrying Value at June 30,
2011
Notes payable	$27,500	$—	$27,500
Discount on debt	(4,160)	345	(3,815)
Carrying value	$23,340		$23,685

2010
Notes payable	$27,500	$—	$27,500
Discount on debt	(4,903)	446	(4,457)
Carrying value	$22,597		$23,043

A summary of the debt issuance costs and changes during the periods ending June 30, 2011 and 2010 is as follows:

	Carrying Value at January 1,	Amortized Debt Issuance Costs	Carrying Value at June 30,
(In thousands)
2011 Debt issuance costs	$905	$(78)	$827

2010 Debt issuance costs	$1,194	$(231)	$963

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

On June 30, 2011, the Company had investments with an estimated fair value of $7.0 million and consisted of equity investments and money market funds.  Only the equity investments are classified as available-for-sale securities.  The Company’s money market funds are invested only in U.S. treasury obligations and are considered highly liquid.  The following table summarizes the Company’s investments as of June 30, 2011 and December 31, 2010:

June 30, 2011 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Money market funds	Level 2	$7,000	$—	$—	$7,000
Equity securities	Level 1	16	—	12	28

Total investment securities		7,016	—	12	7,028
Less: amounts classified as cash equivalents		(7,000)	—	—	(7,000)

Amounts classified as available-for-sale securities		$16	$—	$12	$28

December 31, 2010 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Money market funds	Level 2	$2,016	$—	$—	$2,016
U.S. treasury obligations	Level 2	17,992	2	—	17,994
Equity securities	Level 1	92	—	(18)	74

Total investment securities		20,100	2	(18)	20,084
Less: amounts classified as cash equivalents		(2,016)	—	—	(2,016)

Amounts classified as available-for-sale securities		$18,084	$2	$(18)	$18,068

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

The Investment Agreement provides that the Purchasers also have the right, but not the obligation, to make additional investments in the Company as follows:

●
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for the first of its product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

●
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers may purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred Stock” and together with Series A-1 Preferred Stock, “Preferred Stock”) at the stated value of $100 per share for an aggregate purchase price of $40 million (each a “Subsequent Investment”).

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

●	each share of Series A-1 Preferred Stock is convertible into shares of Common Stock at a conversion price of $0.736 per share;

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

●	the Series A-1 Preferred Stock is not otherwise redeemable.

During the period prior to the Second Closing on September 2, 2010, the Series A-1 Preferred Stock were subject to the following initial terms:

●	the stated value of the Series A-1 Preferred Stock, initially $100 per share, accreted at a rate of 12% per annum;

●
each share of Series A-1 Preferred Stock was convertible into shares of Common Stock at a conversion price of $0.5152 per share, subject to the limitation on the number of shares of Common Stock then available for issuance; and

●
the Series A-1 Preferred Stock were redeemable at the holders’ election any time after December 7, 2010, at a redemption price equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock, plus any unpaid dividends accrued thereon and (ii) market value of Common Stock shares the holder would receive if the Series A-1 Preferred Stock are converted into Common Stock immediately prior to the redemption.

At the Second Closing, the shares of Series A-1 Preferred Stock that were originally sold and issued on June 7, 2010 automatically became subject to the Series A-1 Revised Terms.  In addition, the Company issued to the Purchasers an additional 12,562 shares of Series A-1 Preferred Stock in satisfaction of an aggregate of $1.2 million in accretion on the initial 400,000 shares of Series A-1 Preferred Stock that accrued since their issuance date on June 7, 2010.

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

Additionally, as a condition to the initial closing under the Investment Agreement, the Company and Deerfield amended the Facility Agreement.  The maturity date of the principal outstanding pursuant to the loan under the Facility Agreement was extended from October 30, 2013 to June 30, 2015.  See “Note 3. Facility Agreement.”

Accounting Treatment

The Company allocated the proceeds from the financing between Series A-1 Preferred Shares and the Purchasers’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock in connection with the Additional Investments and Subsequent Investments.

●
Outstanding Series A-1 Preferred Stock – Due to certain contingent redemption features of this instrument, the Company classified the 400,000 shares of Series A-1 Preferred Stock sold on June 7, 2010 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet.  The Company recorded the residual value of these shares as $29.9 million on June 7, 2010, net of transaction costs of $1.4 million and $8.7 million allocated to the rights to purchase additional Preferred Stock in the future.  When the 400,000 shares of Series A-1 Preferred Stock were issued on June 7, 2010, approximately 121,000 shares were convertible due to the limited remaining authorized shares of Common Stock available for conversion.  At the Second Closing, the remaining 279,000 shares of Series A-1 Preferred Stock became convertible when the Reverse Stock Split and the additional shares of Common Stock were authorized.  At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred Stock to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred Stock from June 7, 2010, when the shares were issued, through the Second Closing.  The carrying value of the Series A-1 Preferred Stock was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced shareholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred Stock were convertible upon issuance.  The total recorded value of all Series A-1 Preferred Stock issued as of June 30, 2011 is $30.6 million.  As of June 30, 2011, the outstanding Series A-1 Preferred Stock were convertible into approximately 60.2 million shares of common stock, including total value accreted since the issuance date of the Series A-1 Preferred Stock.

●
Rights to Purchase Preferred Stock in the Additional and Subsequent Investments – The Company determined that the Purchasers’ rights to purchase additional shares of Preferred Stock in connection with the Additional and Subsequent Investments are freestanding instruments that are required to be classified as liabilities and carried at fair value. The treatment of these instruments as a liability is due to certain investor rights related to the redemption features of the underlying Preferred Stock.

The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Preferred Stock outstanding as of June 30, 2011 and 2010 and the changes in the valuation in the periods then ended.  Changes in market price of the Common Stock would result in a change in the value of the option and impact the statement of operations. A 10% increase in the market price of the Common Stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

2011 (In thousands)	Fair Value at January 1, 2011	Net change in fair value of liabilities	Fair Value at June 30, 2011
Investors’ rights to purchase additional shares of series A-1 and A-2 preferred stock	$5,131	2,399	$7,530

2010 (In thousands)	Fair Value at June 7, 20101	Net change in fair value of liabilities	Fair Value at June 30, 2010
Investors’ rights to purchase additional shares of series A-1 and A-2 preferred stock	$8,670	378	$9,048

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase additional shares of Preferred Stock during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Risk-free interest rate	0.10 – 0.11%	0.30 – 0.50%	0.10 – 0.25%	0.30 – 0.50%
Expected life (in years)	0.5 – 0.6	0.9 – 1.5	0.5 – 0.8	0.9 – 1.5
Volatility	0.89 – 0.91	1.04 – 1.06	0.89 – 0.99	1.04 – 1.06
Dividend yield	8.77 – 8.80%	8.40 – 11.40%	8.68 – 8.80%	8.40 – 11.40%

1 The initial valuation date of the option to purchase additional Series A-1 and A-2 Preferred Stock is the date of the execution of the Investment Agreement with Warburg and Deerfield, June 7, 2010.

●
Beneficial Conversion Feature – Because the conversion price of the shares of Preferred Stock was less than the fair value price of Common Stock at the date Preferred Stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that preferred stockholders would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to Preferred Stock and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 Preferred Stock, the BCF is immediately accreted to the Preferred Shares as a deemed preferred stock dividend.   The Company has recognized aggregate BCF of $29.9 million related to the shares of Preferred Stock in June 2010 and this amount is included in the total value of shares of Preferred Stock of $30.6 million as of the reporting dates of June 30, 2011 and December 31, 2011.  There has been no additional BCF recorded in the six months ended June 30, 2011.

●
Accretion on Preferred Stock - For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing), the 400,000 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value from the transaction date through June 30, 2011 was $4.3 million, including $1.0 million and $1.9 million for the three and six months ended June 30, 2011, respectively.  The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to preferred stockholders and the loss attributable to common shareholders is increased by the value of the accretion for the period.  Accretion on Preferred Stock accounts for the $1.0 million and $1.9 million in deemed dividends to holders of Preferred Stock through the three and six months ended June 30, 2011, respectively.

 NOTE 6. STOCKHOLDERS' DEFICIT

As a result of the Reverse Stock Split, the number of resulting outstanding shares of Common Stock and share-based compensation awards was determined by dividing the number of outstanding shares and share-based compensation awards by four.  The resulting per share exercise price of outstanding stock options and warrants was determined by multiplying the exercise price prior to the Reverse Stock Split by four.  All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.

Stock Incentive Plans. As of June 30, 2011, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of our Common Stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three to four years and expire ten years from the date of grant. Additionally, the Company has an employee stock purchase plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to eligible participants.  Eligible participants include officers, directors, employees or non-employee consultants or advisors (including our subsidiaries and affiliates). The total number of shares of Common Stock available for grants of awards to participants under the 2010 Plan is 8.5 million shares.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at June 30, 2011, and changes in outstanding options in the six months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2011	6,749	$1.32

Options granted	287	0.77
Options exercised	(72)	0.69
Options cancelled	(529)	0.92
Outstanding June 30, 2011	6,435	$1.33	8.8	$$1,924
Exercisable at June 30, 2011	2,080	$2.99	7.7	$359

During the six months ended June 30, 2011 and 2010, the Company recorded share-based compensation cost from all equity awards to employees of $0.5 million and $0.4 million, respectively.

Restricted Stock. In December 2010, the Company’s CEO was granted, pursuant to the 2010 Plan, 179,192 shares of restricted stock as partial consideration for a bonus awarded by the Company’s Board of Directors.  The restricted shares vested in their entirety on June 15, 2011.  The Company recorded $0.1 million in share-based compensation related to these restricted shares in the six months ended June 30, 2011.

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of Common Stock. The price of each share will not be less than the lower of 85% of the fair market value of Common Stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of Common Stock on the last trading day of the purchase period. A total of 187,500 shares of Common Stock were initially reserved for issuance under the 2006 Plan.  On July 15, 2011, the Company’s Board of Directors approved an additional 150,000 shares of Common Stock available for issuance under the 2006 Plan.  The Company issued 31,533 shares of Common Stock under the 2006 Plan on July 5, 2011.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option-pricing model to determine the fair value of new awards granted during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee stock options
Risk-free interest rate	2.24%	3.00%	2.24%	3.00%
Expected life (in years)	5.50	5.85	5.50	5.50 – 5.85
Volatility	107.20	0.85	107.20	0.85 – 0.95
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	0.19 – 0.61%	0.22 – 0.61%	0.19 – 0.61%	0.20 – 1.14%
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	0.98 – 1.43	1.18 – 1.89	0.98 – 1.43	1.18 – 2.12
Dividend yield	0%	0%	0%	0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and uses the assumptions as allowed by ASC 718, “Compensation – Stock Compensation .”  Through October 2010, as allowed by ASC 718-10-55, companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility was based on the average expected volatilities of a sampling of other peer companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  For options issued after October 2010, the Company used its own historical data to estimate expected volatility.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, “Share-Based Payment, ” it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based awards.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited.

Common Stock Warrants.   As of June 30, 2011, the Company had outstanding warrants to purchase an aggregate of approximately 1.8 million shares of Common Stock, all of which were available for exercise.

At June 30, 2011, there are outstanding Series A warrants to purchase an aggregate of 0.6 million shares of Common Stock and Series B warrants to purchase an aggregate of 1.1 million shares of Common Stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred Stock on June 7, 2010.

In May 2011, an investor exercised Series B warrants to purchase 0.3 million shares of Common Stock.  The Company received total cash proceeds of $0.3 million from the exercise.  See “Note 7. Warrant Liabilities.”

The following table summarizes the warrants outstanding as of June 30, 2011 and the changes in outstanding warrants in the six month period then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2011	2,037	$0.84
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	(252)	1.20
Warrants outstanding June 30, 2011	1,785	$0.79

NOTE 7. WARRANT LIABILITIES

The potential settlement of 0.6 million shares subject to purchase under Series A warrants and 1.1 million shares subject to purchase under Series B warrants was classified as a liability on the balance sheet as of June 30, 2011.  See Note 6 for discussion on these warrants.  The fair value of the liability related to the potential settlement of the warrants (“warrant liability”) was $1.3 million on June 30, 2011.

In May 2011, the Company issued 0.3 million shares of Common Stock pursuant to the exercise of a Series B warrant.  The Company recorded a loss of $0.1 million related to the revaluation of the warrant liability on the date of exercise and extinguished $0.3 million of liabilities related to the potential redemption of these warrants.

In May 2010, the Company issued 1.3 million shares of Common Stock pursuant to the exercise of a Series A warrant.  The Company recorded a loss of $0.6 million related to the revaluation of the warrant liability on the date of exercise and extinguished $0.9 million of liabilities related to the potential redemption of these warrants.

During the three months ended June 30, 2011, the Company recorded just over $0.3 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of just under $0.3 million for the reduction of liabilities related to the exercise of the Series B warrants discussed above.  Fair value of warrants on the date of exercise of warrants was transferred to Additional Paid in Capital and during the three months ended June 30, 2010, the Company recorded a $0.1 million gain on the decrease in valuation of the warrant liability and further reduced the liability by $0.9 million related to the exercise of Series A warrants discussed above.

During the six months ended June 30, 2011, the Company recorded $0.8 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of approximately $0.3 million for the reduction of liabilities related to the potential redemption of the Series B warrants discussed above.  During the six months ended June 30, 2010, the Company recorded a $0.2 million gain on the decrease in valuation of the warrant liability and further reduced the liability by $0.9 million related to the exercise of Series A warrants discussed above.

The following table summarizes the fair value of the warrant liability as of June 30, 2011 and 2010 and the changes in the valuation in the six month periods then ended:

(In thousands)	Fair value Value at January 1,	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at June 30,
2011
Warrants classified as liabilities	$713	$(252)	$796	$1,257

2010
Warrants classified as liabilities	$2,146	(935)	$(170)	$1,041

The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if it does not maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option-pricing model to determine the fair value of the liability related to warrants outstanding during the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Risk-free interest rate	1.76%	2.42%	1.76 – 2.24%	2.42 – 3.28%
Expected life (in years)	5.3	6.3	5.3 – 5.5	6.3 – 6.5
Volatility	101.8	96.0	98.2 – 101.8	96.0 – 99.2
Dividend Yield	0%	0%	0%	0%

For additional details on the change in value of these liabilities, see Note 9.  Changes in the market price or volatility of the Common Stock would result in a change in the value of the warrants and impact the statement of operations. A 10% increase in the market price of the Common Stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

NOTE 8. BASIC NET LOSS PER COMMON SHARE

Basic net loss per share is based upon the weighted average number shares of Common Stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of Common Stock outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is anti-dilutive.

Basic and diluted net loss per share was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in $ thousands, except per share amounts)	2011	2010	2011	2010
Net loss	$(6,050)	$(6,324)	$(16,466)	$(11,797)
Deemed dividend to preferred shareholders	(972)	(9,307)	(1,913)	(9,307)

Net loss applicable to common stock	(7,022)	(15,631)	(18,379)	(21,104)

Weighted average shares used in computing net loss per share, basic and diluted	21,423	20,517	21,334	20,233

Net loss per share, basic and diluted	$(0.33)	$(0.76)	$(0.86)	$(1.04)

Deemed dividends to the holders of Preferred Stock include the beneficial conversion feature related to the conversion feature of the shares of Preferred Stock issued under the June 7, 2010 Investment Agreement with Warburg Pincus and Deerfield, as well as the accretion on these same shares pursuant to such agreement.

The securities in the table below were excluded from the computation of diluted net loss per share of Common Stock for the six months ended June 30, 2011 and 2010 because such securities were anti-dilutive during the periods presented:

(In thousands)	2011	2010
Warrants	1,785	2,253
Stock options and employee stock purchase plans	6,443	2,328
Convertible redeemable preferred stock	60,229	23,350

Total	68,457	27,931

NOTE 9. FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities;

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets exclusively include U.S. government obligations with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company's Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities (e.g. banks or brokers). In some instances, these third party entities engage external pricing services to estimate the fair value of these securities; and

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2011:

As of June 30, 2011
(In thousands)	Level 1	Level 2	Level 3 2	Total
Assets
Available-for-sale equity securities	$28	$—	$—	$28
Money market funds	—	7,000	—	7,000
Total	$28	$7,000	$—	$7,028

Liabilities

Warrant liabilities	—	—	$1,257	$1,257
Right to purchase additional Series A-1 and A-2 preferred stock	—	—	7,530	7,530
Total	$—	$—	$8,787	$8,787

As of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale equity securities	$74	$—	$—	$74
Available-for-sale debt securities	—	17,994	—	17,994
Total	$74	$17,994	$—	$18,068

Liabilities
Warrant liabilities	—	—	$713	$713
Right to purchase additional Series A-1 and A-2 preferred stock	—	—	5,131	5,131
Total	$—	$—	$5,844	$5,844

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010
Trade accounts payable	$1,536	$1,725
Clinical research and other development related costs	2,584	2,340
Accrued personnel related expenses	400	1,202
Interest payable	675	683
Accrued other expenses	413	104
Total	$5,608	$6,054

2 See notes 5 and 7 of these Notes to the Unaudited Condensed Financial Statements for a roll forward of the Company’s Level 3 Assets for the six months ended June 30, 2011.

NOTE 11. COMMITMENTS

Lease Agreements. The Company had previously entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices were located until March 15, 2011.  This lease expired on March 31, 2011.  On February 10, 2011, the Company entered into a 17-month sublease for property at 2207 Bridgepointe Parkway in San Mateo, California, which commenced on March 1, 2011.  The total cash payments due over the sublease period, as of June 30, 2011, are $0.2 million.

In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as provide funding for a portion of the total financial costs of the study.  As of June 30, 2011, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $12.3 million and $14.6 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company is under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient.

NOTE 12. SUBSEQUENT EVENTS

In July 2011, the Company submitted a new drug application to the FDA seeking accelerated approval of Marqibo in adult ALL, in second or greater relapse or that has progressed following two or more lines of anti-leukemia therapy.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part II of this Quarterly Report and in Item 1A of Part I of the 2010 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements .

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

●
Marqibo® (vincristine sulfate liposomes injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine. We are currently developing Marqibo primarily for the treatment of adult ALL. Marqibo received a U.S. orphan drug designation for the ALL indication and the FDA has granted fast track designation for the treatment of adult ALL in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy. We submitted a new drug application, or NDA, to the FDA in July 2011, seeking accelerated approval of Marqibo for the treatment of adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  As part of our product development strategy for Marqibo, we plan to initiate a Phase 3 confirmatory study in newly diagnosed, treatment-naïve elderly ALL patients (front-line setting).  We currently have a proposal for a special protocol assessment under review at the FDA relating to our planned Phase 3 confirmatory study.  The FDA has previously granted fast-track status to Marqibo for the treatment of adult ALL in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  In addition, in connection with the submission of our NDA in July 2011, we have requested that the FDA designate our NDA for priority review, which if granted, would reduce the FDA’s review time of our NDA from 10 to 6 months.  Further discussion on the risks related to fast track designation, priority review and accelerated approval for Marqibo are described under “Item 1A. Risk Factors” elsewhere in this Form 10-Q.

Additionally, in July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the National Cancer Institute in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.

In May 2011, we announced the initiation of a Phase 3 study of Marqibo in elderly patients with newly-diagnosed aggressive NHL to be conducted by the German High-Grade Non-Hodgkin's Lymphoma Study Group.   The study will enroll approximately 1,000 patients (ages 61-80) with aggressive CD20+ B-cell NHL. The primary objectives of the study are to assess the effects of substituting conventional vincristine with Marqibo in the R-CHOP regimen.  We anticipate that enrollment of the first patient in this study will occur prior to the end of 2011.

●
Menadione Topical Lotion (MTL), is a novel cancer supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, a type of anti-cancer agent used in the treatment of certain cancers. In August 2011, we announced that we have entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic will sponsor a randomized Phase 2 clinical trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.

●	Brakiva™ (topotecan liposome injection), is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan.

●
Alocrest™ (vinorelbine liposome injection), is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors such as non-small-cell lung cancer.

Revenues

We do not expect to generate any significant revenue from product sales or royalties in the foreseeable future.  We may have revenues in the future only if we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our ability to generate future revenues will be significantly diminished.

Research and Development Expenses

Research and development, or R&D, expenses, which account for the bulk of our expenses, consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology, and costs incurred in preparation for submission of our NDA and other regulatory communications. We expense R&D costs as they are incurred.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance, business development and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities.

Share-based Compensation

Share-based compensation expenses consist primarily of expensing the fair value of a share-based awards over the vesting term.  This expense is included in our operating expenses for each reporting period.

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

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC TOPIC 718 “Compensation – Stock Compensation.”  We have adopted a Black-Scholes-Merton option-pricing model to estimate the fair value of stock options issued and the resultant expense is recognized in the statement of operations each reporting period.

Financial Instruments with Characteristics of Both Equity and Liabilities

We have issued certain financial instruments, including warrants to purchase Common Stock and rights to purchase additional shares of Series A-1 and A-2 Preferred Stock, which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense) in the statement of operations.

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

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

Much of our R&D activities related to clinical study activity are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. Expense incurred for these contracted activities are based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

General and administrative expenses. For the three months ended June 30, 2011, G&A expense was $1.3 million, as compared to $1.9 million for the three months ended June 30, 2010.  The $0.6 million decrease is due to decreased personnel related expenses of $0.1 million and decreased professional fees and third-party services of $0.5 million. Personnel costs decreased primarily due to lower employee incentive compensation costs as well as reduced stock compensation expense.  Professional and other third-party service fees decreased mainly due to reduced insurance costs of $0.4 million in the three months ended June 30, 2011 compared to the same period last year.  The increased insurance costs in 2010 were incurred due to an additional Director’s and Officer’s insurance policy, which we purchased upon entering into the Investment Agreement with Warburg Pincus and Deerfield on June 7, 2010.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended June 30, 2011 and 2010.  The table also summarizes outside services and unallocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs for the three months ended June 30, 2011 and 2010.

R&D expenses ($ in thousands)	2011	20103	Annual % Change
Marqibo	$2,257	$976	131%
Other product candidates	0	24	-100%
Professional fees and third-party service costs	13	64	-80%
Unallocated costs and overhead	260	211	23%
Personnel related expense	926	1,360	-32%
Share-based compensation expense	77	70	10%
Total research and development expense	$3,533	$2,705	31%

Marqibo. In the three months ended June 30, 2011, Marqibo costs increased by $1.3 million compared to the same period in 2010. The main reason for the increased costs was increased consulting services and the use of contract research organizations (CROs) to prepare our NDA submission.

We expect to spend approximately $5 million to $6 million on Marqibo in the remaining two quarters of 2011, including costs for personnel, consultants and CROs, the majority of which will be spent on responding to FDA comments and resolving filing issues related to our NDA submission, preparation for a potential hearing with the Oncologic Drugs Advisory Committee, or ODAC, pre-approval inspections at our contracted manufacturing facilities, preparation for the confirmatory Phase 3 trial as well as providing drug for the investigator sponsored trials for Marqibo in elderly patients with NHL and pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL. We estimate that we will need to spend an additional $45 million to $50 million on external costs to run the trial needed to obtain full FDA approval in adult ALL. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

3 Certain prior year numbers have been reclassified to conform to current year presentation.

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

In August 2011, we announced that we will provide drug product for a Phase 2 trial being conducted by the Mayo Clinic.  The study will enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.

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

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. As this drug is early in its clinical development, both the registration strategy and total expenditures to obtain FDA approval are still being evaluated.  We are currently exploring options for the continued development of Alocrest.

Other R&D expenses.    Personnel related costs decreased by $0.4 million in the three months ended June 30, 2011 compared to the same period in 2010.  The decrease was due largely to lower headcount as well as lower employee incentive compensation costs.

Interest expense. For the three months ended June 30, 2011 and 2010, interest expense was $0.9 million.  Interest expense is almost exclusively related to our loan facility with Deerfield, of which the principal is due in June 2015.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value. We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the three months ended June 30, 2011, we recorded a net loss related to these liabilities of $0.4 million, compared to a net loss of $0.8 million for the same period in 2010. The $0.4 million loss in the three months ended June 30, 2011 included $0.3 million of loss related to the warrant liability and $0.1 million of loss related to Investors’ rights to purchase additional shares of Preferred Stock.  The value of these liabilities is largely dependent on the price of our Common Stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Certain prior year numbers have been reclassified to conform to current year presentation.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

General and administrative expenses. For the six months ended June 30, 2011, G&A expense was $2.8 million, as compared to $3.0 million for the six months ended June 30, 2010.  The $0.2 million decrease is due to decreased professional fees and third-party services of $0.4 million, offset partially by increased allocable and overhead costs of $0.1 million and increased personnel related expenses of $0.1 million.  Personnel costs increased primarily due to increased stock compensation expense.  Professional and other third-party service fees decreased mainly due to reduced insurance costs of $0.5 million offset partially by increased accounting fees of $0.1 million.  The increased insurance costs in 2010 were incurred due to an additional Director’s and Officer’s insurance policy, which we purchased upon our entering into the Investment Agreement with Warburg Pincus and Deerfield on June 7, 2010.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the six months ended June 30, 2011 and 2010.  The table also summarizes outside services and unallocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs for the six months ended June 30, 2011 and 2010.

R&D expenses ($ in thousands)	2011	20104	Annual % Change
Marqibo	$5,514	$2,577	114%
Other product candidates	11	30	-63%
Professional fees and third-party service costs	232	144	61%
Unallocated costs and overhead	534	499	7%
Personnel related expense	2,238	2,560	-13%
Share-based compensation expense	148	154	-4%
Total research and development expense	$8,677	$5,964	45%

4 Certain prior year numbers have been reclassified to conform to current year presentation.

Marqibo. In the six months ended June 30, 2011, Marqibo costs increased by $2.9 million compared to the same period in 2010. The main reason for the increased costs was increased consulting services and the use of CROs to prepare our NDA submission.

Other R&D expenses.    Personnel related costs decreased by $0.3 million in the six months ended June 30, 2011 compared to the same period in 2010.  The decrease was due largely to lower headcount as well as lower employee incentive compensation costs.

Interest expense. For the six months ended June 30, 2011, interest expense was $1.8 million compared to $2.0 million for the same period in 2010.  Interest expense is almost exclusively related to our loan facility with Deerfield, of which the principal is due in June 2015.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value. We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the six months ended June 30, 2011, we recorded a net loss related to these liabilities of $3.2 million, compared to a loss of $0.8 million for the same period in 2010. The $3.2 million loss for the six months ended June 30, 2011 included $0.8 million of loss related to the warrant liability and $2.4 million of loss related to Investors’ rights to purchase additional shares of Preferred Stock.  The value of these liabilities is largely dependent on the price of our Common Stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2011, we had a stockholder's deficit of approximately $57.1 million, and for the six months ended June 30, 2011, we experienced a net loss of $16.5 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We currently have a limited supply of cash available for operations. As of June 30, 2011, we had aggregate cash and cash equivalents and available-for-sale securities of $10.5 million, which we believe is only sufficient to continue operations through late 2011.  We have drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield, with the entire balance due in June 2015.  On June 7, 2010, we entered into an Investment Agreement with certain investors pursuant to which we sold 400,000 shares of convertible preferred stock at the stated value of $100 per share, for gross proceeds of $40 million.

The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments, as follows:

●
at any time prior to the date we receive marketing approval from the FDA for any of our product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

●
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the investors may purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million.

We currently do not have enough capital resources to fund our entire development plan beyond 2011 and our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements included in our Form 10-K as of and for the year ended December 31, 2010.  Our plan of operation for the year ending December 31, 2011 is to continue implementing our business strategy, including the continued development of our lead product candidate Marqibo, which includes responding to FDA comments, resolving filing issues, preparing for a potential hearing with ODAC, and preparing for pre-approval inspections at our contract manufacturing facilities, all related to our NDA submission.  Additionally, we will seek to finalize the SPA with the FDA regarding our Phase 3 confirmatory trial in adult ALL as well as providing support for the investigator sponsored trials of Marqibo in elderly patients with NHL and pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL.

Additionally, we plan to pursue priority review and accelerated approval of Marqibo in Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy. If the FDA designates our NDA for priority review, the FDA’s review period will decrease from 10-months to 6-months.  We expect to be notified or otherwise know within 60 days of our NDA submission if the NDA has been designated for priority review and whether the submission will be accepted for filing.  There is no assurance that the FDA will grant priority review or accelerated approval of Marqibo based on the results of our clinical trials, including the rALLy trial.  If we are denied priority review, accelerated approval or both, we will incur significant time delays in obtaining marketing approval of Marqibo, if ever, and will also be required to raise significant additional capital to fund operations beyond 2011.  There is no guarantee that we will be able to raise the required funds in either scenario.   Further discussion on the risks related to fast track designation, priority review and accelerated approval designation for Marqibo are described under Part II, Item 1A. Risk Factors elsewhere in this Form 10-Q

As part of our planned research and development in 2011, we intend to use CROs and other third parties to help conduct our clinical studies and manufacture our product candidates. As indicated above, at our current and desired pace of clinical development of our product candidates, through the remaining two quarters of fiscal year 2011, we expect to spend approximately between $5.0 million and $6.0 million on clinical development.  We expect to spend approximately $3.0 million on general corporate and administrative expenses and $1.4 million in interest payments for our long-term debt during the remaining two quarters of fiscal year 2011, however, these amounts are subject to our having funds available for operations.

We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to continue development of our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations through the end of 2011.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	costs associated with conducting preclinical and clinical testing;

●	costs of establishing arrangements for manufacturing our product candidates;

●	payments required under our current and any future license agreements and collaborations;

●	costs, timing and outcome of regulatory reviews, including priority review designation and accelerated approval;

●	costs of obtaining, maintaining and defending patents on our product candidates; and

●	costs of increased general and administrative expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”) under the caption “Item 1A. Risk Factors,”  If any of the risks described below or in our 2010 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2010 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

If the FDA does not grant priority review of our recently submitted NDA seeking accelerated approval of Marqibo, or if the FDA does not grant accelerated approval of Marqibo, the timing of any approval of the NDA will be significantly delayed and we will need substantial amounts of additional capital.

In July 2011, we submitted an NDA to the FDA seeking accelerated approval of our lead product candidate, Marqibo, for the treatment of Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  We plan to pursue priority review and accelerated approval of Marqibo in this indication.  If the FDA designates our NDA for priority review, the period of time in which the FDA will have to review and act upon our NDA will decrease from 10 to 6 months.  We expect to be notified or otherwise know within 60 days if the submission has been designated for priority review and whether the submission will be accepted for filing by the FDA.

Under the FDA’s accelerated approval regulations, the FDA is authorized to approve a drug candidate that has been studied for its safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of one or more post-approval confirmatory clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis.  We believe the data from our rALLy study, a Phase 2 clinical trial, is sufficient to provide the basis for accelerated approval of Marqibo for the treatment of Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  We currently have a proposal for a special protocol assessment under review at the FDA for a Phase 3 confirmatory study in newly diagnosed, treatment-naïve elderly ALL patients (front-line setting).

There is no assurance that the FDA will grant priority review or accelerated approval of Marqibo based on the results of our clinical trials, including the rALLy trial.  Instead, the FDA may designate us for standard review or could potentially require us to conduct our planned Phase 3 confirmatory study before granting any approval of Marqibo, or both.  If the FDA designates our NDA for only standard review, the delayed timing of approval, if ever approved, will require us to obtain additional capital to fund operations through the extended review period.  If we are required to conduct a Phase 3 confirmatory trial to obtain full approval instead of accelerated approval, we will incur significant time delays, possibly up to several years, and will be required to raise significant additional capital to fund operations through full approval.  There is no guarantee that we will be able to raise the required funds in either scenario.  As a result, if we do not obtain priority review of our NDA for Marqibo or if the FDA does not grant accelerated approval of Marqibo and we are instead required to complete a Phase 3 clinical trial, we may never be able to obtain the capital required to complete development of Marqibo.  Failure to obtain such additional capital would likely require us to significantly curtail our operations or cease conducting business altogether.

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
•
costs, timing and outcome of regulatory reviews, including upcoming determinations by the FDA as to whether to accept our recently-submitted NDA for Marqibo for filing and whether to grant priority review for our NDA;

•	costs of establishing arrangements for manufacturing our product candidates;
•	costs associated with commercializing our Marqibo program, including establishing sales and marketing functions;
•	payments required under our current and any future license agreements and collaborations;
•	costs of obtaining, maintaining and defending patents on our product candidates; and
•	costs of acquiring any new drug candidates.

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

In June 2010, we entered into an investment agreement with certain investment funds affiliated with Warburg Pincus and Deerfield pursuant to which we sold an aggregate of 400,000 shares of our Series A-1 Preferred Stock for $100 per share. Under the investment agreement, the investors have the right to invest up to an additional $20 million prior to the time we have received regulatory approval to market one of our product candidates, and thereafter, up to an additional $40 million by purchasing shares of our Series A-1 Preferred Stock or Series A-2 Preferred Stock, as applicable.  However, the investors have no obligation to make such additional investment.  If the investors do not make an additional investment pursuant to the June 2010 investment agreement at times when we are in need of additional capital, then we will need to secure such additional capital from other sources.  Beyond the investment agreement, however, we have no committed sources of additional capital and our access to funding is always uncertain. This uncertainty is exacerbated due to the ongoing global economic turmoil, which has continued to restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2011, a holder of warrants issued by us in our October 2009 private placement exercised its right to purchase 252,920 shares of our Common Stock at an exercise price of $1.20 per share.  The sale of these shares was made pursuant to a private transaction that did not involve a public offering, and accordingly, we believe this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules and regulations promulgated thereto, that the holder acquired the shares for investment and not distribution, it could bear the risks of the investment, and it could hold the securities for an indefinite period of time. The holder received written disclosures that the securities had not been registered under the Securities Act and any resale must be made pursuant to a registration or an available exemption from such registration.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2011 to June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALON THERAPEUTICS, INC.

Dated: August 15, 2011	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Craig W. Carlson
Craig W. Carlson Sr. Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2011 to June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.