Form 10-Q
period 2011-09-30
Talon Therapeutics, Inc.
filed 2011-11-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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
Yes   ☐    No  ☒

As of November 11, 2011, there were issued and outstanding 21,778,812 shares of the registrant's Common Stock, $.001 par value.

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

●
the regulatory approval of our drug candidates, including the timing of our submission of applications for marketing approval, our ability to obtain accelerated approval for our lead product candidate Marqibo and other items with the FDA;

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TALON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$4,580	$4,573
Available-for-sale securities	16	18,068
Prepaid expenses	162	254
Other current assets	31	-
Total current assets	$4,789	$22,895

Property and equipment, net	86	97
Restricted cash	-	125
Debt issuance costs (Note 3)	790	905
Total assets	$5,665	$24,022

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, accrued liabilities and other short-term liabilities (Note 10)	$3,560	6,054
Total current liabilities	3,560	6,054

Notes payable, net of discount (Note 3)	23,856	23,340
Other long-term liabilities	2	5
Investors’ rights to purchase additional shares of Series A-1 and A-2 preferred stock (Note 5)	4,295	5,131
Warrant liabilities (Note 7)	956	713

Commitments and contingencies (Notes 3, 5, 7, 9 and 11)
Redeemable convertible preferred stock; $100 par value:

10 million shares authorized; 0.4 million shares issued and outstanding at September 30, 2011 and December 31, 2010; aggregate liquidation value of $45.3 million and $42.4 million at September 30, 2011 and December 31, 2010, respectively (Note 5)	30,643	30,643

Stockholders' deficit:
Common stock; $0.001 par value:
350 million shares authorized; 21.8 million and 21.2 million shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	22	21
Additional paid-in capital	120,614	119,242
Accumulated other comprehensive income (loss)	-	(16)
Accumulated deficit	(178,283)	(161,111)
Total stockholders' deficit	(57,647)	(41,864)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,665	$24,022

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating expenses:

General and administrative	$964	$1,253	$3,721	$4,300
Research and development	2,385	9,003	11,061	14,967
Total operating expenses	3,349	10,256	14,782	19,267

Loss from operations	(3,349)	(10,256)	(14,782)	(19,267)
Other income (expense):
Interest expense	(892)	(856)	(2,660)	(2,881)
Other expense, net	(1)	34	5	35
Change in fair market value of warrant liabilities (Note 7)	301	349	(495)	(35)
Impairment of available-for-sale (Note 4)	-	--	(76)	--
Change in fair market value of rights to purchase additional shares of Series A-1 and A-2 Preferred Stock (Note 5)	3,235	2,809	836	2,431
Total other income (expense)	2,643	2,336	(2,390)	(450)

Net loss	$(706)	$(7,920)	$(17,172)	$(19,717)

Dividends attributable to preferred shares (Note 5 and 8)	(1,005)	(22,060)	(2,919)	(31,367)
Net loss applicable to common stock	(1,711)	(29,980)	(20,091)	(51,084)

Net loss per share, basic and diluted	$(0.08)	$(1.41)	$(0.94)	$(2.48)

Weighted average shares used in computing net loss per share, basic and diluted	21,775	21,234	21,473	20,570
Comprehensive loss:

Net loss	$(706)	$(7,920)	$(17,172)	$(19,717)
Unrealized holdings gains (losses) arising during the period	(12)	(14)	(60)	(6)
Less: reclassification adjustment for other-than-temporary impairment included in net loss	--	--	76	--
Comprehensive loss	$(718)	$(7,934)	$(17,156)	$(19,723)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)
Period from January 1, 2011 to September 30, 2011

	Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	income	deficit	deficit
Balance at January 1, 2011	413	$30,643	21,234	$21	$119,242	$(16)	$(161,111)	$(41,864)
Share-based compensation of employees amortized over vesting period of stock options	—	—	—	—	751	—	—	751

Issuance of shares under employee stock purchase plan	—	—	40	—	16	—	—	16

Issuance of shares upon exercise of warrants	—	—	253	—	304	—	—	304
Issuance of shares upon exercise of stock options	—	—	72	—	50	—	—	50
Issuance of shares upon vesting of restricted stock	—	—	179	1	(1)			0
Extinguishment of warrant liability upon exercise of series B warrants	—	—	—	—	252	—	—	252
Unrealized loss on available-for-sale securities	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—		(17,172)	(17,172)

Balance at September 30, 2011	413	$30,643	21,778	$22	$120,614	$-	$(178,283)	$(57,647)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,172)	$(19,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	121
Share-based compensation to employees for services	751	574
Amortization of discount and debt issuance costs	630	847
Change in fair value of warrant liability	495	34
Change in fair value of investors’ rights to purchase additional shares of Series A-1 and A-2 preferred stock	(836)	(2,431)
Loss on disposal of equipment		3
Loss on investments	67	--
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	185	6
Decrease in accounts payable and accrued liabilities	(2,493)	(3)
Net cash used in operating activities	$(18,291)	$(20,566)

Cash flows from investing activities:
Purchase of property and equipment	(70)	(7)
Purchase of marketable securities	--	(24,227)
Maturities/sale of marketable securities	18,000	5,245
Net cash provided by (used in) investing activities	$17,930	$(18,989)

Cash flows from financing activities:
Proceeds from exercise of warrants, options and employee purchase of shares under employee stock purchase plan	370	86
Proceeds from private placement of Series A-1 preferred stock for $40 million less cash issuance costs of $1.4 million	--	38,606
Payments on capital leases	(2)	(38)
Net cash provided by financing activities	$368	$38,654

Net increase (decrease) in cash and cash equivalents	7	(901)
Cash and cash equivalents, beginning of period	4,573	9,570
Cash and cash equivalents, end of period	$4,580	$8,669
Supplemental disclosures of cash flow data:
Cash paid for interest	2,026	2,034
Supplemental disclosures of noncash financing activities:
Unrealized loss on available-for-sale securities	-	(6)

Fair value of warrants issued to nonemployee as partial payment of services rendered	--	38
Extinguishment of warrant liabilities, net of cash proceeds from warrant exercise	252	1,488

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION AND LIQUIDITY

Business

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in San Mateo, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following product candidates:

●
Marqibo® (vincristine sulfate liposomes injection), the Company’s lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine. The Company is currently developing Marqibo primarily for the treatment of adult acute lymphoblastic leukemia, or ALL. In July 2011, the Company submitted a new drug application, or NDA, to the Food and Drug Administration, or FDA, seeking accelerated approval of Marqibo for the treatment of adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In August 2011, the Company received a Special Protocol Assessment, or SPA, agreement from the FDA for its planned Phase 3 confirmatory study of Marqibo in newly diagnosed ALL. In September 2011, the FDA notified the Company in writing that its NDA for Marqibo was accepted for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses. The FDA’s September 2011 notice also indicated that the action date for the FDA under the Prescription Drug User Fee Act, referred to as the PDUFA date, would be May 13, 2012.  In July 2011, the first patient was dosed in a Phase 1 trial in children and adolescents with solid tumors and hematological malignancies, including ALL, being conducted at the National Cancer Institute in Bethesda, MD.  Additionally, Marqibo will be studied in a European Phase 3 trial, to be conducted by the German High-Grade Lymphoma Study Group, in elderly patients with newly diagnosed aggressive Non-Hodgkin’s Lymphoma, or NHL. The Company anticipates the European Phase 3 trial will be initiated prior to the end of 2011.

●
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, the Company announced that it will provide support for a randomized Phase 2 trial, sponsored by the Mayo Clinic, in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.

●	Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan.

●	Alocrest™ (vinorelbine liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine.

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

As of September 30, 2011, the Company had a stockholder's deficit of approximately $57.6 million, and for the nine months ended September 30, 2011, the Company realized a net loss of $17.2 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company currently has a limited supply of cash available for operations. As of September 30, 2011, the Company had aggregate cash and cash equivalents and available-for-sale securities of $4.6 million, which it believes is only sufficient to continue operations through late 2011.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  On June 7, 2010, the Company entered into an Investment Agreement with certain investors pursuant to which it sold 400,000 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) at the stated value of $100 per share, for gross proceeds of $40 million.  The Investment Agreement provides that the investors have the right, but not the obligation, to make additional investments of up to $60 million subject to certain conditions.  See “Note 5. Redeemable Convertible Preferred Stock.”

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities and investors’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock (see Note 5, below), computation of beneficial conversion feature, the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with FASB ASC 320.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  We assess whether temporary or other-than-temporary unrealized losses on our marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because we have determined that all of our debt and marketable equity securities are available-for-sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.  In the nine months ended September 30, 2011, the Company recognized a loss of $0.1 million for other-than-temporary impairment of available-for-sale securities in its unaudited condensed statement of operations.  As of September 30, 2011, the Company held less than $0.1 million of investments classified as available-for-sale.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, and accounts payable. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The Company has issued certain financial instruments, including warrants to purchase Common Stock and rights to purchase additional shares of Series A-1 and A-2 Preferred Stock, which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense).The fair value of the Company’s financial liabilities and available-for-sale securities is discussed in Notes 5, 7 and 9.

Debt Issuance Costs

As discussed in Note 3 below, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are being amortized over the life of the related loan using the interest method.

NOTE 3. FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements. The Company is also prohibited, without Deerfield’s consent, from disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon execution of the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, all of which was outstanding at September 30, 2011. There are no additional draws available under the Facility Agreement.

Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to September 30, 2015.  The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.5%.  As of September 30, 2011, the Company had accrued $0.7 million in interest payable that was paid in October 2011.  The fair value of the loan payable as of September 30, 2011 was $15.1 million.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of September 30, 2011, the remaining debt discount is approximately $3.6 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

(In thousands)	Carrying Value at January 1,	Amortized Discount	Carrying Value at September 30,
2011
Notes payable	$27,500	$—	$27,500
Discount on debt	(4,160)	516	(3,644)
Carrying value	$23,340		$23,856

(In thousands)	Carrying Value at January 1,	Amortized Discount	Carrying Value at December 31,
2010
Notes payable	$27,500	$—	$27,500
Discount on debt	(4,903)	743	(4,160)
Carrying value	$22,597		$23,340

A summary of the debt issuance costs and changes during the periods ending September 30, 2011 and December 31, 2010 is as follows:

	Carrying Value at January 1,	Amortized Debt Issuance Costs		Carrying Value at September 30,
(In thousands)
2011 Debt issuance costs	$905	$(115)		$790

	Carrying Value at January 1,	Amortized Debt Issuance Costs		Carrying Value at December 31,
(In thousands)
2010 Debt issuance costs	$1,194	$(289)	(1)	$905
___________
(1) – includes approximately $0.1 million expense related to unallocated long-term deferred transaction costs that were expensed in the twelve months ended December 31, 2010 related to termination of the commitment period of funding of the Facility Agreement. The commitment period expired in October 2009.

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

On September 30, 2011, the Company had investments with an estimated fair value of $0.1 million and consisted of equity investments. On December 31, 2010, the Company had investments with an estimated fair value of $20 million and consisted of equity investments and money market funds.  Only the equity investments are classified as available-for-sale securities.  The Company’s money market funds were invested only in U.S. treasury obligations and were considered highly liquid.  The following table summarizes the Company’s investments as of September 30, 2011 and December 31, 2010:

September 30, 2011 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)		Gross Unrealized Gains/(Losses)	Estimated Fair Value
Equity securities	Level 1	92	(76)		—	16

Amounts classified as available-for-sale securities		$92	$(76)	*	$—	$16
______
*- reflects other than temporary impairment recognized during the year 2011.
December 31, 2010 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Money market funds	Level 2	$2,016	$—	$—	$2,016
U.S. treasury obligations	Level 2	17,992	2	—	17,994
Equity securities	Level 1	92	—	(18)	74

Total investment securities		20,100	2	(18)	20,084
Less: amounts classified as cash equivalents		(2,016)	—	—	(2,016)

Amounts classified as available-for-sale securities		$18,084	$2	$(18)	$18,068

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

The Investment Agreement provides that the Purchasers also have the right, but not the obligation, to make additional investments in the Company as follows:

●
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for the first of its product candidates (“Marketing Approval Date”), the Purchasers may purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (each an “Additional Investment”); and

●
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers may purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock (“Series A-2 Preferred Stock” and together with Series A-1 Preferred Stock, “Preferred Stock”) at the stated value of $100 per share for an aggregate purchase price of $40 million (each a “Subsequent Investment”).

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

During the period prior to the Second Closing on September 2, 2010, the Series A-1 Preferred Stock was subject to the following initial terms:

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

Additionally, as a condition to the initial closing under the Investment Agreement, the Company and Deerfield amended the Facility Agreement.  The maturity date of the principal outstanding pursuant to the loan under the Facility Agreement was extended from October 30, 2013 to September 30, 2015.  See “Note 3. Facility Agreement.”

Accounting Treatment

The Company allocated the proceeds from the financing between Series A-1 Preferred Shares and the Purchasers’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock in connection with the Additional Investments and Subsequent Investments.

●
Outstanding Series A-1 Preferred Stock – Due to certain contingent redemption features of this instrument, the Company classified the 400,000 shares of Series A-1 Preferred Stock sold on June 7, 2010 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet.  The Company recorded the residual value of these shares as $29.9 million on June 7, 2010, net of transaction costs of $1.4 million and $8.7 million allocated to the rights to purchase additional Preferred Stock in the future.  When the 400,000 shares of Series A-1 Preferred Stock were issued on June 7, 2010, approximately 121,000 shares were convertible due to the limited remaining authorized shares of Common Stock available for conversion.  At the Second Closing, the remaining 279,000 shares of Series A-1 Preferred Stock became convertible when the Reverse Stock Split and the additional shares of Common Stock were authorized.  At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred Stock to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred Stock from June 7, 2010, when the shares were issued through the Second Closing.  The carrying value of the Series A-1 Preferred Stock was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced shareholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred Stock were convertible upon issuance.  The total recorded value of all Series A-1 Preferred Stock issued as of September 30, 2011 is $30.6 million.  As of September 30, 2011, the outstanding Series A-1 Preferred Stock was convertible into approximately 61.6 million shares of Common Stock, including total value accreted since the issuance date of the Series A-1 Preferred Stock.

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

The value of the option to make Additional Investments (see above) is estimated directly from the Black-Scholes-Merton model output. The value of the option to make Subsequent Investments (see above) is partially conditioned upon the likelihood of successful FDA approval. As such, a weighting reflecting management’s estimates of the probability of successful FDA approval is applied to the preliminary Black-Scholes-Merton option price at each valuation date.  Such estimates of probability are subject to change based on various factors regarding the likelihood of FDA approval.  The Standard Review designation for the Company’s NDA resulted in a reduction of management’s probability assessment from the previous quarter.  Changes in the market price of the Common Stock would result in a change in the value of the option and impact the statement of operations. For example, a 10% increase in the market price of the Common Stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%. The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Preferred Stock outstanding as of September 30, 2011 and December 31, 2010 and the changes in the valuation in the periods then ended.

2011 (In thousands)	Fair Value at January 1, 2011	Net change in fair value of liabilities	Fair Value at September 30, 2011
Investors’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock	$5,131	(836)	$4,295

2010 (In thousands)	Fair Value at June 7, 20101	Net change in fair value of liabilities	Fair Value at December 31, 2010
Investors’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock	$8,670	(3,539)	$5,131

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase additional shares of Preferred Stock during the three and nine months ended September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Risk-free interest rate	0.08 – 0.09%	0.30%	0.08 – 0.25%	0.30 – 0.50%
Expected life (in years)	0.6 – 0.7	1.3	0.5 – 0.8	0.9 – 1.5
Volatility	0.87 – 0.88	1.07 – 1.09	0.87 – 0.99	1.04 – 1.09
Dividend yield	8.73 – 8.76%	8.50%	8.68 – 8.80%	8.40 – 11.40%

●
Beneficial Conversion Feature – Because the conversion price of the shares of Preferred Stock was less than the fair value of Common Stock at the date Preferred Stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 Preferred Stock, the BCF is immediately accreted to the Preferred Shares as a deemed preferred stock dividend.   The Company has recognized aggregate BCF of $29.9 million related to the shares of Preferred Stock in June 2010 and this amount is included in the total value of Preferred Stock of $30.6 million as of the reporting dates of September 30, 2011 and December 31, 2011.  There has been no additional BCF recorded in the nine months ended September 30, 2011.

●
Accretion on Preferred Stock - For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing), the 400,000 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred Stock accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value from the transaction date through September 30, 2011 was $5.3 million, including $1.0 million and $2.9 million for the three and nine months ended September 30, 2011, respectively.  The Company will not recognize the value of the accretion to the Preferred Stock until such time that it becomes probable that the shares of Preferred Stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to holders of Preferred Stock and the loss attributable to holders of Common Stock is increased by the value of the accretion for the period.  Accretion on Preferred Stock accounts for the $1.0 million and $2.9 million in deemed dividends to holders of Preferred Stock through the three and nine months ended September 30, 2011, respectively.

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

1 The initial valuation date of the option to purchase additional Series A-1 and A-2 Preferred Stock is the date of the execution of the Investment Agreement with Warburg and Deerfield, on June 7, 2010.

Stock Incentive Plans. As of September 30, 2011, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of our Common Stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or a committee appointed by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three to four years and expire ten years from the date of grant. Additionally, the Company has an employee stock purchase plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to eligible participants.  Eligible participants include officers, directors, employees or non-employee consultants or advisors (including our subsidiaries and affiliates). The total number of shares of Common Stock authorized for grants of awards to participants under the 2010 Plan is 8.5 million shares.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at September 30, 2011, and changes in outstanding options in the nine months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2011	6,749	$1.32

Options granted	302	0.78
Options exercised	(72)	0.69
Options cancelled	(560)	1.58
Outstanding September 30, 2011	6,419	$1.27	8.4	$$920
Exercisable at September 30, 2011	2,212	$1.27	7.1	$205

During the nine months ended September 30, 2011 and 2010, the Company recorded share-based compensation cost from all equity awards to employees of $0.8 million and $0.6 million, respectively.

Restricted Stock. In December 2010, the Company’s CEO was granted, pursuant to the 2010 Plan, 179,192 shares of restricted stock as partial consideration for a bonus awarded by the Company’s Board of Directors.  The restricted shares vested in their entirety on June 15, 2011.  The Company recorded $0.1 million in share-based compensation related to these restricted shares in the nine months ended September 30, 2011.

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of Common Stock. The price of each share will not be less than the lower of 85% of the fair market value of Common Stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of Common Stock on the last trading day of the purchase period. A total of 187,500 shares of Common Stock were initially reserved for issuance under the 2006 Plan.  On July 15, 2011, the Company’s Board of Directors approved an additional 150,000 shares of Common Stock available for issuance under the 2006 Plan.  The Company issued 31,533 shares of Common Stock under the 2006 Plan on July 11, 2011.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Employee stock options
Risk-free interest rate	1.55%	3.00%	1.55-2.24%	3.00%
Expected life (in years)	6.02	5.50-5.85	5.50-6.02	5.50 – 5.85
Volatility	109	85	107-109	85 – 95
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	0.19 – 0.61%	0.22 – 0.61%	0.19 – 0.61%	0.20 – 1.14%
Expected life (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	98 – 143	118 – 189	98 – 143	118 – 212
Dividend yield	0%	0%	0%	0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and uses the assumptions as allowed by ASC 718, “Compensation – Stock Compensation .”  Through October 2010, as allowed by ASC 718-10-55 (applicable to companies with a short period of publicly traded stock history), the Company’s estimate of expected volatility was based on the average expected volatilities of a sampling of other peer companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  For options issued after October 2010, the Company used its own historical data to estimate expected volatility.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, “Share-Based Payment, ” it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, as it does not have sufficient historical data to estimate the expected term of share-based awards.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited.

Common Stock Warrants.   As of September 30, 2011, the Company had outstanding warrants to purchase an aggregate of approximately 1.8 million shares of Common Stock, all of which were available for exercise.

At September 30, 2011, there are outstanding Series A warrants to purchase an aggregate of 0.6 million shares of Common Stock and Series B warrants to purchase an aggregate of 1.1 million shares of Common Stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred Stock on June 7, 2010.

In May 2011, an investor exercised Series B warrants to purchase 0.3 million shares of Common Stock.  The Company received total cash proceeds of $0.3 million from the exercise.  See “Note 7. Warrant Liabilities.”

The following table summarizes the warrants outstanding as of September 30, 2011 and the changes in outstanding warrants in the nine month period then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2011	2,037	$0.84
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	(252)	1.20
Warrants outstanding September 30, 2011	1,785	$0.79

NOTE 7. WARRANT LIABILITIES

The potential settlement of 0.6 million shares subject to purchase under Series A warrants and 1.1 million shares subject to purchase under Series B warrants was classified as a liability on the balance sheet as of September 30, 2011.  See Note 6 for discussion on these warrants.  The fair value of the liability related to the potential settlement of the warrants (“warrant liability”) was $1.0 million on September 30, 2011.

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

During the three months ended September 30, 2011 and September 30, 2010, the Company recorded just over $0.3 million in total gains related to decreased valuation of the warrant liability.

During the nine months ended September 30, 2011, the Company recorded $0.5 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of approximately $0.3 million for the reduction of liabilities related to the potential redemption of the Series B warrants discussed above.  During the twelve months ended December 31, 2010, the Company recorded a $0.1 million loss on the increase in valuation of the warrant liability. The warrant liability was reduced by $1.5 million upon the exercise of Series A warrants discussed above.

The following table summarizes the fair value of the warrant liability as of September 30, 2011 and December 31, 2010 and the changes in the valuation in the nine and twelve month periods then ended, respectively:

(In thousands)	Fair value Value at January 1,	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)(1)	Fair Value at September 30,
2011
Warrants classified as liabilities	$713	$(252)	$495	$956
(In thousands)	Fair value Value at January 1,	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)(1)	Fair Value at December 31,
2010
Warrants classified as liabilities	$2,146	$(1,489)	$56	$713

(1)	– includes the loss/gain due to change in the fair value upon exercise.

The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option-pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if it does not maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option-pricing model to determine the fair value of the liability related to warrants outstanding during the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Risk-free interest rate	0.96%	1.91%	0.96 – 2.24%	1.91 – 3.28%
Expected life (in years)	5.02	6.02	5.02 – 5.5	6.02 – 6.52
Volatility	104.3	92.0	98.2 – 104.3	92.0 – 99.0
Dividend Yield	0%	0%	0%	0%

For additional details on the change in value of these liabilities, see Note 9.  Changes in the market price of the Common Stock or volatility would result in a change in the value of the warrants and impact the statement of operations. For example, a 10% increase in the market price of the Common Stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

NOTE 8. BASIC NET LOSS PER COMMON SHARE

Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares of Common Stock outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is anti-dilutive.

Basic and diluted net loss per share was determined as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(in $ thousands, except per share amounts)	2011	2010	2011	2010
Net loss	$(706)	$(7,920)	$(17,172)	$(19,717)
Deemed dividend to preferred shareholders	(1,005)	(22,060)	(1,913)	(31,367)

Net loss applicable to common stock	(1,711)	(29,980)	(20,091)	(51,084)

Weighted average shares used in computing net loss per share, basic and diluted	21,775	21,234	21,473	20,570

Net loss per share, basic and diluted	$(0.08)	$(1.41)	$(0.94)	$(2.48)

Deemed dividends to the holders of Preferred Stock include the beneficial conversion feature related to the conversion feature of the shares of Preferred Stock issued under the June 7, 2010 Investment Agreement with Warburg Pincus and Deerfield, as well as the accretion on these same shares pursuant to such agreement.

The securities in the table below were excluded from the computation of diluted net loss per share of Common Stock for the nine months ended September 30, 2011 and 2010 because such securities were anti-dilutive during the periods presented:

(In thousands)	2011	2010
Warrants	1,785	2,253
Stock options and employee stock purchase plans	6,419	2,314
Convertible redeemable preferred stock	61,590	56,350

Total	69,794	60,917

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

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets exclusively include U.S. government obligations with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities (e.g. banks or brokers). In some instances, these third party entities engage external pricing services to estimate the fair value of these securities; and

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2011:

As of September 30, 2011
(In thousands)	Level 1	Level 2	Level 3 2	Total
Assets
Available-for-sale equity securities	$16	$—	$—	$16
Total	$16	$—	$—	$16
Liabilities
Warrant liabilities	—	—	$956	$956
Right to purchase additional Series A-1 and A-2 Preferred Stock	—	—	4,295	4,295
Total	$—	$—	$5,251	$5,251

As of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale equity securities	$74	$—	$—	$74
Available-for-sale debt securities	—	17,994	—	17,994
Total	$74	$17,994	$—	$18,068
Liabilities
Warrant liabilities	—	—	$713	$713
Right to purchase additional Series A-1 and A-2 Preferred Stock	—	—	5,131	5,131
Total	$—	$—	$5,844	$5,844

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010
Trade accounts payable	$947	$1,725
Clinical research and other development related costs	1,405	2,340
Accrued personnel related expenses	445	1,202
Interest payable	683	683
Accrued other expenses	80	104
Total	$3,560	$6,054

NOTE 11. COMMITMENTS

Lease Agreements. The Company had previously entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices were located until March 15, 2011.  This lease expired on March 31, 2011. On February 10, 2011, the Company entered into a 17-month sublease for property at 2207 Bridgepointe Parkway in San Mateo, California, which commenced on March 1, 2011.  The total cash payments due over the sublease period, as of September 30, 2011, are $0.2 million.

Clinical Trial Agreement. In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of September 30, 2011, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $12.3 million and $14.6 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company is under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient. No amounts have been accrued as of September 30, 2011 in connection with this arrangement.

2 See notes 5 and 7 of these Notes to the Unaudited Condensed Financial Statements for a roll forward of the Company’s Level 3 Assets for the nine months ended September 30, 2011 and twelve months ended December 31, 2010.

NOTE 12. SUBSEQUENT EVENTS

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of the Company’s global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed acute lymphoblastic leukemia (ALL). The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. The Company anticipates the enrollment of the first subject in the HALLMARQ study to occur prior to the end of the first quarter of 2012.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

●
Marqibo® (vincristine sulfate liposomes injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine. We are currently developing Marqibo primarily for the treatment of adult ALL. Marqibo received a U.S. orphan drug designation for the ALL indication and the FDA has granted fast track designation for the treatment of adult ALL in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy. In July 2011, we submitted a new drug application to the FDA, seeking accelerated approval of Marqibo for the treatment of adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In August 2011, we received a Special Protocol Assessment, or SPA, agreement from the FDA for our planned Phase 3 confirmatory study of Marqibo in newly diagnosed ALL. In September 2011, the FDA notified us by letter that our NDA for Marqibo had been accepted for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses. The FDA’s September 2011 letter stated that the action date for our NDA under the Prescription Drug User Fee Act, referred to as a PDUFA date, is May 13, 2012.  For further discussion, the risks related to our ability to obtain accelerated approval for Marqibo are described under “Item 1A. Risk Factors” in Part II of this Form 10-Q.

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

●
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate, being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, a type of anti-cancer agent used in the treatment of certain cancers. In August 2011, we announced that we have entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic will sponsor a randomized Phase 2 clinical trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.

●	Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan.

●
Alocrest™ (vinorelbine liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine, being developed for the treatment of solid tumors such as non-small-cell lung cancer.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

General and administrative expenses. For the three months ended September 30, 2011, G&A expense was $1.0 million, as compared to $1.3 million for the three months ended September 30, 2010.  The $0.3 million decrease is primarily due to decreased professional fees and third-party services of $0.25 million. Professional and other third-party service fees decreased mainly due to reduced legal and consulting expenses.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended September 30, 2011 and 2010.  The table also summarizes outside services and unallocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs for the three months ended September 30, 2011 and 2010.

	Three months ended Sept. 30,		Annual %
R&D expenses ($ in thousands)	2011	20101	Change
Marqibo	$1,250	$7,084	(82)%
Other product candidates	22	40	(45)%
Professional fees and third-party service costs	20	396	(95)%
Unallocated costs and overhead	230	277	(13)%
Personnel related expense	804	1,169	(31)%
Share-based compensation expense	59	37	60%
Total research and development expense	$2,385	$9,003	74%

3 Certain prior year numbers have been reclassified to conform to current year presentation.

Marqibo. In the three months ended September 30, 2011, Marqibo costs decreased by $5.8 million compared to the same period in 2010. The decrease in costs was primarily due to a $5.75 million payment made to Tekmira Pharmaceuticals in September 2010 as a part of the amendment made to our license agreement in exchange for a reduction in aggregate future milestones of $18 million and an adjustment to the royalty rates to be paid on our product candidates licensed from Tekmira.

We expect to spend approximately $2.5 million to $3 million on Marqibo in the remaining quarter of 2011, including costs for personnel, consultants and CROs, the majority of which will be spent on responding to FDA inquiries related to our NDA filing, preparation for a hearing with the Oncologic Drugs Advisory Committee, or ODAC, pre-approval inspections at our contracted manufacturing facilities, initiation of the confirmatory Phase 3 trial as well as providing drug for the investigator sponsored trials for Marqibo in elderly patients with NHL and pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL. We estimate that we will need to spend an additional $45 million to $50 million on external costs to run the trial needed to obtain full FDA approval in adult ALL. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever.

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

Other R&D expenses.    Personnel related costs decreased by $0.4 million in the three months ended September 30, 2011 compared to the same period in 2010.  The decrease was due largely to lower employee incentive compensation costs and absence of recruiting costs.

Interest expense. For the three months ended September 30, 2011 and 2010, interest expense was $0.9 million.  Interest expense is almost exclusively related to our loan facility with Deerfield, of which the principal is due in June 2015.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value. We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the three months ended September 30, 2011, we recorded a net gain related to these liabilities of $3.5 million, compared to a net gain of $3.2 million for the same period in 2010. The $3.5 million gain in the three months ended September 30, 2011 included $0.3 million of gain related to the warrant liability and $3.2 million of gain related to Investors’ rights to purchase additional shares of Preferred Stock.  The value of these liabilities is largely dependent on the price of our Common Stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

General and administrative expenses. For the nine months ended September 30, 2011, G&A expense was $3.7 million, as compared to $4.3 million for the nine months ended September 30, 2010.  The $0.6 million decrease is primarily due to the $0.5 million reduced insurance costs and $0.2 million decrease in employee incentive compensation costs partially offset by a $0.2 million increase in stock compensation expense. The reduced insurance costs were due to the increased Directors and Officers insurance required upon entering into the Investment Agreement with Warburg Pincus and Deerfield Partners on June 7, 2010.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the nine months ended September 30, 2011 and 2010.  The table also summarizes outside services and unallocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs for the nine months ended September 30, 2011 and 2010.

	Nine months ended Sept. 30,		Annual %
R&D expenses ($ in thousands)	2011	20101	Change
Marqibo	$6,683	$8,566	(22)%
Other product candidates	37	70	(47)%
Professional fees and third-party service costs	244	1,534	(84)%
Unallocated costs and overhead	848	878	(3)%
Personnel related expense	3,042	3,728	(18)%
Share-based compensation expense	207	191	8%
Total research and development expense	$11,061	$14,967	(26)%

4 Certain prior year numbers have been reclassified to conform to current year presentation.

Marqibo. In the nine months ended September 30, 2011, Marqibo costs decreased by $1.9 million compared to the same period in 2010. The main reason for the decreased costs was decreased consulting services and use of CROs.

Other R&D expenses.    Personnel related costs decreased by $0.7 million in the nine months ended September 30, 2011 compared to the same period in 2010.  The decrease was due largely to lower headcount as well as lower employee incentive compensation costs. Professional fees and third-party service costs decreased by $1.3 million in the nine months ended September 30, 2011 compared to the same period in 2010 due to the decreased consulting services.

Interest expense. For the nine months ended September 30, 2011, interest expense was $2.7 million compared to $2.9 million for the same period in 2010.  Interest expense is almost exclusively related to our loan facility with Deerfield, of which the principal is due in June 2015.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value. We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the nine months ended September 30, 2011, we recorded a net gain related to these liabilities of $0.3 million, compared to a gain of $2.4 million for the same period in 2010. The $0.3 million gain for the nine months ended September 30, 2011 included a gain of $0.8 million related Investors’ rights to purchase additional shares of Preferred Stock partially offset by a $0.5 million loss related to the warrant liability.  The value of these liabilities is largely dependent on the price of our Common Stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Income tax expense. There was no current or deferred income tax expense due to our continuing operating losses in the absence of any revenues.

Liquidity and Capital Resources

As of September 30, 2011, we had a stockholder's deficit of approximately $57.6 million, and for the nine months ended September 30, 2011, we experienced a net loss of $16.5 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We currently have a limited supply of cash available for operations. As of September 30, 2011, we had aggregate cash and cash equivalents and available-for-sale securities of $4.6 million, which we believe is only sufficient to continue operations through late 2011.  We have drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield, with the entire balance due in June 2015.  On June 7, 2010, we entered into an Investment Agreement with certain investors pursuant to which we sold 400,000 shares of convertible preferred stock at the stated value of $100 per share, for gross proceeds of $40 million.

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

We currently do not have enough capital resources to fund our entire development plan beyond 2011 and our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements included in our Form 10-K as of and for the year ended December 31, 2010.  Our plan of operation for the year ending December 31, 2011 is to continue implementing our business strategy, including the continued development of our lead product candidate Marqibo, which includes responding to FDA comments, preparing for a hearing with an ODAC panel, and preparing for pre-approval inspections at our contract manufacturing facilities, all related to our NDA submission.  Additionally, we will seek to initiate our Phase 3 confirmatory trial in adult ALL as well as providing support for the investigator sponsored trials of Marqibo in elderly patients with NHL and pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL.

Our NDA seeking accelerated approval of Marqibo was accepted for filing by the FDA in September 2011.  The FDA is reviewing our NDA under a “standard review” timeline, and has provided us with a PDUFA action date for our NDA of May 13, 2012. Our current capital resources are only sufficient to fund our operating activities through the end of 2011 and we will need to raise significant additional capital to fund our planned operations through our May 2012 PDUFA date and beyond. There is no guarantee that we will be able to raise the required funds. For further discussion of risks see “Item 1A. Risk Factors” in Part II of this Form 10-Q.

As part of our planned research and development in 2011, we intend to use CROs and other third parties to help conduct our clinical studies and manufacture our product candidates. As indicated above, at our current and desired pace of clinical development of our product candidates, through the final quarter of fiscal year 2011, we expect to spend approximately between $2.5 million and $3.0 million on clinical development.  We expect to spend approximately $1.5 million on general corporate and administrative expenses and $0.8 million in interest payments for our long-term debt during the remaining quarter of fiscal year 2011, however, these amounts are subject to our having funds available for operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our near and long-term business prospects are substantially, if not entirely, dependent on whether we are able to obtain accelerated marketing approval of Marqibo.

In July 2011, we submitted to the FDA an NDA seeking accelerated approval of our lead product candidate, Marqibo, for the treatment of Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and informed us that the action date for our NDA, commonly referred to as a PDUFA date, is May 13, 2012, reflecting a standard 10-month review timeline.

In order for a new drug product to be approved for marketing in the United States, a drug sponsor typically needs to establish the safety and efficacy of the drug through one or more randomized Phase 3 clinical trials.  However, under the FDA’s Subpart H accelerated approval regulations, the agency is authorized to approve a drug candidate that has been studied for its safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity.  Accelerated approval may be granted prior to the conduct of a Phase 3 clinical trial, but a drug candidate receiving accelerated approval is subject to rigorous post-marketing compliance requirements, including the completion of one or more post-approval confirmatory clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis.  Our NDA for Marqibo, which seeks accelerated approval in adult ALL patients in second or greater relapse, was submitted on the basis of the data from our rALLy study, a Phase 2 clinical trial.  Our NDA package does not include data from any Phase 3 clinical trial of Marqibo.

In connection with submitting our NDA, we also requested that the FDA grant our application “priority review,” which would reduce the FDA’s review period from the standard 10 months to six months. Although our NDA was accepted for filing under Subpart H accelerated approval regulations, the FDA, upon preliminary review, did not grant our request for priority review, as indicated by the PDUFA date of May 13, 2012.  We believe the FDA’s determination that our NDA did not qualify for priority review may reduce the probability that the agency will ultimately grant accelerated approval of Marqibo.  The FDA may determine that the data from our rALLy trial are insufficient to support approval of our NDA seeking accelerated approval of Marqibo for the treatment of Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  If the FDA does not approve our NDA seeking accelerated approval and instead requires us to complete one or more Phase 3 clinical trials prior to granting any marketing approval of Marqibo, then we will require substantial additional capital and several additional years of additional clinical research in order to complete the development of this product.  If the FDA does not approve our current NDA seeking accelerated approval of Marqibo, we believe we would be unlikely to obtain the additional capital required to complete its development.  As a result, we may be forced to cease our operations altogether, in which case you may lose your entire investment in our company.

We need to raise immediate additional capital to fund our planned operations beyond 2011. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

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

In June 2010, we entered into an investment agreement with certain investment funds affiliated with Warburg Pincus, LLC and Deerfield Management pursuant to which we sold an aggregate of 400,000 shares of our Series A-1 Preferred Stock for $100 per share. Under the investment agreement, the investors have the right to invest up to an additional $20 million prior to the time we have received regulatory approval to market one of our product candidates, and thereafter, up to an additional $40 million by purchasing shares of our Series A-1 Preferred Stock or Series A-2 Preferred Stock, as applicable.  However, the investors have no obligation to make such additional investment.  If the investors do not make an additional investment pursuant to the June 2010 investment agreement at times when we are in need of additional capital, then we will need to secure such additional capital from other sources.  Beyond the investment agreement, however, we have no committed sources of additional capital and our access to funding is always uncertain. This uncertainty is exacerbated due to ongoing global economic turmoil, which has continued to restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Talon Therapeutics, Inc. 2006 Employee Stock Purchase Plan, as amended through July 15, 2011.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2011 to September 30, 2011, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALON THERAPEUTICS, INC.

Dated: November 14, 2011	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Craig W. Carlson
Craig W. Carlson Sr. Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Talon Therapeutics, Inc. 2006 Employee Stock Purchase Plan, as amended through July 15, 2011.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2011 to September 30, 2011, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.