Form 10-K
period 2011-12-31
Talon Therapeutics, Inc.
filed 2012-03-29
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________
__________________

Talon Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
__________________

Delaware	1-32626	32-0064979
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)
2207 Bridgepointe Parkway Suite 250, San Mateo, California 94404
(Address of Principal Executive Office) (Zip Code)
(650) 588-6404
(Registrant’s telephone number, including area code)
__________________

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common stock, $0.001 par value
__________________

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
Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16.4 million as of June 30, 2011, based on the last sale price of the registrant’s common stock as reported on the OTC Bulletin Board on such date.
As of March 29, 2012, there were 21,873,938 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	our ability to secure funding for our planned future operations;

•	our ability to obtain regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	our ability to attract and retain key personnel;

•	the volatility of our stock price; and

•	other risks and uncertainties detailed in “Risk Factors” in this Form 10-K.

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

PART I

ITEM 1.         BUSINESS

Overview

We are a San Mateo, California-based biopharmaceutical company dedicated to developing and commercializing new and differentiated cancer therapies designed to improve and enable current standards of care.  Our two lead product candidates target large markets.  We are developing Marqibo for the treatment of acute lymphoblastic leukemia and other blood cancers including lymphoma.  We are also developing menadione topical lotion, a first-in-class compound, for the potential prevention and/or treatment of skin toxicity associated with epidermal growth factor receptor inhibitors.  We have additional pipeline opportunities that, like Marqibo, we believe may improve delivery and enhance the therapeutic benefits of well-characterized, proven chemotherapies and enable high potency dosing without increased toxicity.

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

According to the American Cancer Society, over 1.6 million new cases of cancer are expected to be diagnosed in 2012 in the United States alone. Cancer is the second leading cause of death, after heart disease, in the United States, and is expected to account for more than 577,190 deaths in 2012.  Major cancer treatments include surgery, radiotherapy and chemotherapy. Supportive care, such as blood cell growth factors, represents another major segment of the cancer treatment market. There are many different drugs that are used to offer supportive care and to treat cancer, including cytotoxics or antineoplastics, hormones and biologics. Major categories include:

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

•
Develop strategic partnerships, through licensing agreements, joint venture or merger and acquisition, to develop and commercialize our lead product candidates in the United States, Europe, and other international regions. We intend to explore partnership opportunities with pharmaceutical, biotechnology, or other companies to develop and commercialize our current product candidates, particularly in Europe and other international regions.  We believe that this strategy will help us to mitigate our development and commercialization risk, reduce our capital expenditure requirements, and broaden the scope of our sales and marketing activities within domestic and international markets.

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

•
Prolonged exposure. The advanced liposomal technology of the capsule that protects the active drug increases the circulating half-life and is designed to extend the duration of drug release within cancerous tissues.

Unmet Medical Needs in ALL

ALL is a type of cancer of the blood and bone marrow, the spongy tissue inside bones where blood cells are made. Acute leukemias progress rapidly and are characterized by the accumulation of immature blood cells. ALL affects a group of white blood cells, called lymphocytes, which fight infection and constitute our immune systems. Normally, bone marrow produces immature cells or stem cells, in a controlled way, and they mature and specialize into the various types of blood cells, as needed. In people with ALL, this production process breaks down. Abnormally large numbers of immature, abnormal lymphocytes called lymphoblasts are produced and released into the bloodstream. These abnormal cells are not able to mature and perform their usual functions. Furthermore, they multiply rapidly and can crowd out healthy blood cells like neutrophils and platelets, leaving an adult or child with ALL vulnerable to infection or bleeding. Leukemic cells can also collect in certain areas of the body, including the central nervous system and spinal cord, which can cause serious problems. According to the American Cancer Society, over 5,000 people in the United States over the age of 15 were expected to be diagnosed with ALL in 2011, and over 1,400 people were expected to die from the disease.  Multiple clinical trials have suggested the overall 5-year survival rate for adults diagnosed with ALL is approximately 20% to 50%, underscoring the need for new therapeutic options.

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

Marqibo has been evaluated in 18 clinical trials with over 700 patients, including Phase 2 clinical trials in patients with ALL and non-Hodgkin’s lymphoma, or NHL. Based on the results from these studies, in 2007 we initiated a global, Phase 2 clinical trial of Marqibo in adult Philadelphia chromosome negative (Ph-) ALL patients in second relapse, or those who have progressed following two or greater prior lines of anti-leukemia therapy.  We refer to this clinical trial as the rALLy study.  The primary outcome measure was complete remission, or CR, or complete remission without full hematologic recovery, which we refer to as CRi.

We completed the rALLy study in 2010 and announced data at the 2010 Annual Meeting of the American Society of Clinical Oncology.  The sample size from the study consisted of 65 evaluable subjects.  The analysis of the study data demonstrated an overall response rate (measured by CR, CRi, partial remission and bone marrow blast count normalization without blood count recovery) reported by study investigators in 23 of the 65 evaluable subjects, or 35 percent.  Based on an evaluation by the principal investigator, thirteen subjects, or 20 percent, experienced a CR or CRi.  As of the announcement of the study results, the estimated median overall survival in complete responders was 7.7 months, with five subjects having an overall survival of more than one year.  The estimated median duration of CR/CRi was 5.4 months.  Eleven subjects participating in the rALLy study went on to receive a potentially life-saving stem cell transplant.  The data also showed that the safety profile of Marqibo was predictable, manageable and similar to standard vincristine sulfate.  Subsequent to the principal investigator CR/CRi analysis, the data was submitted to and reviewed by an independent research review committee (IRRC), which determined that 11 of the 65 subjects (17%) achieved a CR or CRi.

In May 2011, a Phase 3 study of Marqibo in elderly patients with newly-diagnosed aggressive NHL was initiated by the German High-Grade Non-Hodgkin's Lymphoma Study Group.   The study is expected to enroll approximately 1,000 patients (ages 61-80) with aggressive CD20+ B-cell NHL. The primary objectives of the study are to assess the effects of substituting conventional vincristine with Marqibo in the R-CHOP regimen.  The first patient enrolled in the study in November 2011 and as of March 22, 2012, a total of 12 patients have been enrolled and 28 centers are open for enrollment.

In July 2011, based on the data from the rALLy study, we submitted to the FDA a New Drug Application, or NDA, seeking accelerated approval of Marqibo in Ph- adult ALL, in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  At a February 8, 2011 meeting of the FDA’s Oncologic Drugs Advisory Committee, or ODAC, the FDA indicated that a drug sponsor and the FDA must agree on the feasibility and design of Phase 3 confirmatory studies as a necessary element in the NDA submission process for those sponsors seeking accelerated approval.  According to the FDA, a sponsor seeking accelerated approval should not submit its NDA until such agreement on Phase 3 confirmatory studies has been finalized.  In August 2011, we received a Special Protocol Assessment, or SPA, agreement from the FDA for our planned Phase 3 confirmatory study of Marqibo in newly diagnosed ALL. In September 2011, the FDA notified us in writing that our NDA for Marqibo was accepted for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses. The FDA’s September 2011 notice also indicated that the action date for the FDA under the Prescription Drug User Fee Act, referred to as the PDUFA date, would be May 13, 2012. On March 21, 2012, our Marqibo NDA was considered at a hearing in front of the ODAC panel. By a vote of seven to four (with two abstentions), the ODAC panel determined that the results of Marqibo’s clinical trials have demonstrated a favorable risk/benefit ratio for the treatment of adults with Ph- ALL in second or greater relapse or that has progressed following two or more lines of anti-leukemia therapy. Although it often does, the FDA is not obligated to follow the recommendations of its advisory committees.

In November 2011, we initiated the U.S. portion of our global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. HALLMARQ is an international, multicenter, open-label randomized, controlled trial with 2 arms that vary only in the administration of standard vincristine versus Marqibo. Eligible subjects will be randomized to combination chemotherapy containing either standard vincristine or Marqibo. We estimate that 350 - 400 total subjects will be enrolled and randomized in this study.  All subjects will receive treatment until documentation of failure to achieve remission, relapse from remission, or for up to 24 months.  Treatment will be composed of induction (one 4-week course), early intensification (two 4-week courses), interim maintenance (one 12-week course), late intensification (one 8-week course), and prolonged maintenance (4-week courses, repeated for up to 24 months after beginning induction) therapy.  As of March 22, 2012, three sites in the United States are open for subject enrollment, although no subjects have been enrolled to date.

Additionally, in July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.

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

On March 2, 2012, we entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center (“MDACC”), whereby we agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma.   We expect enrollment for this study to begin in September 2012.

Marqibo received a U.S. orphan drug designation in January 2007 as well as a European Commission orphan drug designation in June 2008 for the ALL indication. Marqibo also received a U.S. orphan drug designation in July 2008 for metastatic uveal melanoma. Marqibo received a fast track designation from the FDA in August 2007 for the treatment of adult ALL in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  We met with the European Medicine Association in December 2011 and February 2012, seeking scientific advice regarding the appropriate approval path to pursue.

Menadione Topical Lotion (Supportive Care Product)

Menadione Topical Lotion, or MTL, which we licensed from the Albert Einstein College of Medicine, or AECOM, in October 2006, is a novel product candidate under development for the treatment and/or prevention of skin rash associated with the use of EGFR inhibitors in the treatment of certain cancers. EGFR inhibitors, which include Tarceva, Erbitux, Iressa, Tykerb and Vectibix, are currently approved to treat non-small cell lung cancer, pancreatic, colorectal, breast and head and neck cancer. EGFR inhibitors are associated with significant skin toxicities presenting as acne-like rash on the face, neck and upper-torso of the body in approximately 75% of patients.  Fifty percent of patients who manifest skin toxicity experience significant discomfort. This results in discontinuation or dose reduction in at least 10% and up to 30% of patients that receive the EGFR inhibitor.  Menadione, a small organic molecule, has been shown to activate the EGFR signaling pathway by inhibiting phosphatase activity which is an important enzyme in the EGFR pathway. In vivo studies have suggested that topically-applied menadione may restore EGFR signaling specifically in the skin of patients treated systemically with EGFR inhibitors. Currently, there are no FDA-approved products or therapies available to treat these skin toxicities.

We completed enrollment of a Phase 1 clinical trial in cancer patients in 2010.   The primary endpoints for the Phase 1 study included safety, tolerability and identification of a maximum tolerated dose.  The results of the Phase 1 study demonstrated that MTL is generally safe and well-tolerated.  A dose limiting toxicity of skin irritation and redness was observed primarily at the 0.2% lotion strength.  The apparent maximum tolerated lotion strength is 0.1%.  MTL applied twice daily at all strengths, including the highest lotion strength tested (0.2%) resulted in no appreciable systemic exposure.

In August 2011, we entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial.  The study is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  In January 2012, the first patient was enrolled in the study.

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

Tekmira License Agreement

Pursuant to the terms of a license agreement between us and Tekmira entered into in May 2006, which was amended and restated in April 2007, Tekmira granted us:

•	an exclusive license under certain patents held by Tekmira to commercialize the Optisome products for all uses throughout the world;

•
an exclusive license under certain patents held by Tekmira to commercialize the Optisome products for all uses throughout the world under the terms of certain research agreements between Tekmira and the British Columbia Cancer Agency; and

•
an exclusive license to all technical information and know-how relating to the technology claimed in the patents held exclusively by Tekmira and to all confidential information possessed by Tekmira relating to the Optisome products, including all data, know-how, manufacturing information, specifications and trade secrets, collectively called the Tekmira Technology, to commercialize the Optisome products for all uses throughout the world.

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

We and Tekmira amended the terms of the license agreement in June 2009, as follows:

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

•
The royalty rates payable by us to Tekmira for net sales of Marqibo were modified by eliminating a tiered royalty rate structure based upon the amount of net sales and instead now provide for a single royalty rate without regard to the amount of net sales.  With respect to Alocrest and Brakiva, the license agreement continues to provide that we will pay royalties to Tekmira in the range of 5% to 10% of net sales, against which we may offset a portion of the research and development expenses we incur in connection with the development of those product candidates.

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

Assignment of Agreement with M.D. Anderson Cancer Center

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

Optisomal Product Candidates

Pursuant to our license agreement with Tekmira and related sublicense with UBC, we have exclusive rights to 14 issued U.S. patents, 104 issued foreign patents, 5 pending U.S. patent applications and 24 pending foreign applications, covering composition of matter, method of use and treatment, formulation and process. These patents and patent applications cover sphingosome based pharmaceutical compositions including Marqibo, Alocrest and Brakiva, formulation, dosage, process of making the liposome compositions, and methods of use of the compositions in the treatment cancer, relapsed cancer, and solid tumors. The earliest of these issued patents expires in 2014 and the last of the issued patents expires in 2021.

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

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We received orphan drug status for Marqibo in January 2007 for the treatment of ALL.

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

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•
Priority Review.  As explained above, a drug candidate may be eligible for a six-month priority review. The FDA assigns priority review status to an application if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track drug would ordinarily meet the FDA’s criteria for priority review, but may also be assigned a standard review. Our NDA for Marqibo that we submitted in 2011 was not granted priority review and do not know whether any of our other drug candidates will be assigned priority review status or, if priority review status is assigned, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately approve the drug.

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

In September 2011, the FDA notified us in writing that our NDA for Marqibo was accepted for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses. There is no assurance that the FDA will grant accelerated approval of Marqibo based on the rALLy trial.  Instead, the FDA may require us to conduct the Phase 3 confirmatory study of Marqibo to obtain full approval.  Also, we intend to seek fast track designation, accelerated approval or priority review for our other product candidates, when appropriate. We cannot predict whether any of our other product candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our other product candidates.

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

Manufacturing

We currently rely on a number of third-parties, including contract manufacturing organizations and our collaborative partners, to produce our compounds. Marqibo requires three separate ingredients, sphingomyelin/cholesterol liposomes for injection, or SCLI, Vincristine Sulfate Injection, USP, and sodium phosphate for injection, all of which are handled by separate suppliers.  SCLI is manufactured by Cangene Corporation, Vincristine Sulfate Injection, USP is manufactured by Hospira and sodium phosphate for injection is manufactured by Jubilant Hollister-Steir Laboratories.  Alocrest and Brakiva are both manufactured by Gilead.  For Menadione, we have contracted with Contract Pharmaceuticals Limited.

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

Research and Development Expenses

Research and development expenses, which include salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology, are the primary source of our overall expenses.  Research and development expenses totaled $13.4 million and $20.2 million for the years ended December 31, 2011 and December 31, 2010, respectively.

Employees

As of December 31, 2011, we employed 22 full-time employees and no part-time employees.  All employees are based at our San Mateo office. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees to be good.

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

In July 2011, we submitted to the FDA an NDA seeking accelerated approval of our lead product candidate, Marqibo, for the treatment of Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and informed us that the action date for our NDA, commonly referred to as a PDUFA date, is May 13, 2012, reflecting a standard 10-month review timeline.  On March 21, 2012, our Marqibo NDA was considered at a hearing in front of the ODAC panel. By a vote of seven to four (with two abstentions), the ODAC panel determined that the results of Marqibo’s clinical trials have demonstrated a favorable risk/benefit ratio for the treatment of adults with Ph- ALL in second or greater relapse or that has progressed following two or more lines of anti-leukemia therapy.  However, while the ODAC provides the FDA with independent expert advice and non-binding recommendations, the final decision regarding approval of our NDA will be made by the FDA, and there is no assurance it will approve our NDA even following the ODAC panel’s positive determination.

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

In connection with submitting our NDA, we also requested that the FDA grant our application “priority review,” which would reduce the FDA’s review period from the standard 10 months to six months. Although our NDA was accepted for filing under Subpart H accelerated approval regulations, the FDA, upon preliminary review, did not grant our request for priority review, as indicated by the PDUFA date of May 13, 2012.  We believe the FDA’s determination that our NDA did not qualify for priority review may reflect a reduced probability that the agency will ultimately grant accelerated approval of Marqibo.  As discussed above, despite the ODAC panel’s positive determination that Marqibo has demonstrated a favorable risk/benefit ratio, the FDA may nevertheless determine that the data from our rALLy trial are insufficient to support approval of our NDA seeking accelerated approval of Marqibo for the treatment of Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  If the FDA does not approve our NDA seeking accelerated approval and instead requires us to complete one or more Phase 3 clinical trials prior to granting any marketing approval of Marqibo, then we will require substantial additional capital and several additional years of additional clinical research in order to complete the development of this product.  If the FDA does not approve our current NDA seeking accelerated approval of Marqibo, we believe we would be unlikely to obtain the additional capital required to complete its development.  As a result, we may be forced to cease our operations altogether, in which case you may lose your entire investment in our company.

We need to raise immediate additional capital to fund our planned operations beyond mid-2012. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

We believe that our currently available capital is only sufficient to fund our operations through mid-2012. Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Accordingly, we need additional capital to fund our operations beyond mid-2012.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

•	any delays in the FDA’s review of our NDA for Marqibo beyond the May 13, 2012 PDUFA date;

•	the outcome of the FDA’s review of our NDA for Marqibo;

•	costs associated with conducting our ongoing and planned clinical trials and regulatory development activities;

•	costs of establishing arrangements for manufacturing our product candidates;

•	costs associated with commercializing our Marqibo program, including establishing sales and marketing functions;

•	payments required under our current and any future license agreements and collaborations;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of acquiring any new drug candidates.

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

In January 2012, we entered into an investment agreement with certain investment funds affiliated with Warburg Pincus, LLC and Deerfield Management pursuant to which we sold an aggregate of 110,000 shares of our Series A-2 Convertible Preferred Stock for $100 per share. Under the investment agreement, the investors have the right to invest up to an additional $60 million from the date of marketing approval of Marqibo until one year thereafter.  However, the investors have no obligation to make such additional investment.  If the investors do not make an additional investment pursuant to the January 2012 investment agreement at times when we are in need of additional capital, then we will need to secure such additional capital from other sources.  Beyond the investment agreement, however, we have no committed sources of additional capital and our access to funding is always uncertain. This uncertainty is exacerbated due to ongoing global economic turmoil, which has continued to restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.  The report of our independent auditor contains an uncertainty paragraph as to the substantial doubts that exist about our ability to continue as a going concern.

Our long-term success is dependent on our ability to establish strategic partnerships to develop and commercialize our product candidates, particularly Marqibo and Menadione Topical Lotion, primarily in Europe and other international regions.

An important element to our business strategy includes partnering with pharmaceutical, biotechnology, or other companies to develop and commercialize our product candidates in Europe and other international regions.  We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and execute. In addition, such arrangements may not be commercially successful or we may not be able to enter into such partnerships on favorable terms.

We are unable to predict when, if ever, we will enter into any potential strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over development of our product candidates or otherwise be subject to terms unfavorable to us.

Any potential strategic partnerships we enter into could require us to relinquish important rights to and control over the development of our product candidates, and may subject us to the following risks:

•	additional expenditures and the utilization of increased clinical, regulatory, and manufacturing resources to satisfy obligations pursuant to any strategic partnership arrangement;

•	a lack of control over the amount of timing of resources committed by any potential strategic partner to promote the continued development and commercialization of our product candidates;

•
strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs; and

•	disputes may arise between us and our strategic partners that could result in the delay or termination of the research, development or commercialization of our product candidates.

We have a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

We do not generate significant recurring revenue and have incurred significant net losses in each year since our inception. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future, and we may never achieve or maintain profitability. For the twelve months ended December 31, 2011 and December 31, 2010, we had a net loss of $18.8 million and $26.0 million, respectively.   Our net cash used in operations during the twelve months ended December 31, 2011 and December 31, 2010, was approximately $21.9 million and $25.7 million, respectively.

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

Other than Marqibo, the other product candidates that we are developing, Menadione Topical Lotion, Alocrest and Brakiva, are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates. In addition to the risks set forth above for Marqibo, which also apply to Menadione Topical Lotion, Alocrest and Brakiva, these product candidates also have additional risks as each is in an earlier stage of development and review.

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

In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA, demonstrating that the product candidate is safe for humans and effective for its intended use and otherwise meets the requirements of existing laws and regulations governing new drugs. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, and human tests, which are referred to as clinical trials, as well as additional information and studies. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending on the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing as well as for other purposes. To date, none of our product candidates have been approved for sale in the United States or in any foreign market. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Historically, only a small percentage of all drug candidates that start clinical trials are eventually approved by the FDA for commercialization. After clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

       We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

In September 2011, based on the results of the rALLy study, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and informed us that the action date for our NDA, commonly referred to as a PDUFA date, is May 13, 2012, reflecting a standard 10-month review timeline.  We are also currently open for enrolling patients in U.S. sites of our Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. A significant portion of our time and financial resources for at least the next twelve months will be used in the development of our Marqibo program. We anticipate that our ability to generate revenues in the near term will depend solely on the successful development, regulatory approval and commercialization of Marqibo or our ability to enter into a partnership or licensing agreement wherein we receive cash payments.  As previously noted, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. In that case, if the time period required to obtain FDA approval of Marqibo extends beyond mid-2012, then we will need to obtain significant additional capital before we obtain FDA approval for an NDA in Marqibo.  See “— Risks Related to Our Business —We need to raise additional capital to fund our planned operations beyond mid-2012….,” above.

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

We currently have no sales, marketing or distribution capabilities nor do we currently have funds sufficient to develop these capabilities. To commercialize our product candidates, including Marqibo, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit financial and managerial resources to develop marketing capabilities and a sales force with technical expertise and with supporting distribution capabilities. Other factors that may inhibit our efforts to commercialize our product candidates, if approved, directly and without strategic partners include:

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

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would harm our business. If we rely on pharmaceutical or biotechnology companies with established distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties which may not be successful and which may only be partially within our control. Our product revenues would likely be lower than if we marketed and sold our products directly.

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

In the event any of our license agreements relating to our product candidates are terminated, we could lose all of our rights to develop and commercialize the applicable product candidate covered by such license, which would harm our business and future prospects. Our rights to Menadione Topical Lotion are governed by a license agreement with Albert Einstein College of Medicine, or AECOM, which provides that AECOM may terminate the agreement, after providing us with notice and an opportunity to cure, for our material breach or default, or upon our bankruptcy.  Our rights to Marqibo, Alocrest and Brakiva are governed by a series of agreements which may be individually or collectively terminated, not only by Tekmira, but also by M.D. Anderson Cancer Center or University of British Columbia under the underlying agreements governing the license or assignment of technology to Tekmira. Tekmira may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

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

From January 1, 2010 to December 31, 2011, the market price of our common stock has ranged from a high of $1.65 per share to a low of $0.30 per share (as adjusted to give effect to our 1-for-4 reverse stock split in September 2010). The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the offering price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which we have designated 412,562 shares as Series A-1 Convertible Preferred Stock, which we sometimes refer to herein as Series A-1 Preferred, 140,000 shares as Series A-2 Convertible Preferred Stock, which we sometimes refer to herein as Series A-2 Preferred, and 600,000 shares as Series A-3 Convertible Preferred Stock, which we sometimes refer to herein as Series A-3 Preferred.  We currently have 412,562 shares of Series A-1 Preferred outstanding, 116,826 shares of Series A-2 Preferred outstanding, and no shares of Series A-3 Preferred outstanding.  Beyond our Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred, our board of directors will have the authority to fix and determine the relative rights and preferences of our preferred shares, as well as the authority to issue such shares, without approval of our common stockholders.  As a result, our board of directors could authorize the issuance of a series of preferred stock that is senior to our common stock and that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, the right to the redemption to such shares, together with other rights, none of which will be afforded holders of our common stock.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Our executive offices are located at 2207 Bridgepointe Parkway Suite 250, San Mateo, California 94404. We occupy this space, which consists of 14,411 square feet of office space, pursuant to a written sublease agreement under which we pay approximately $15,000 per month of rent through the term of the lease, from March 1, 2011 through July 25, 2012.  Upon the conclusion of our current lease term, we expect our rent to increase with the relocation of our corporate headquarters.

We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.            LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

From September 11, 2009 through December 1, 2010, our common stock traded on the OTC Bulletin Board under the symbol “HNAB.OB.” Since December 2, 2010, our common stock has traded on the OTC Bulletin Board under the symbol “TLON.OB.”

The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board during each quarter within the last two fiscal years.  All prices reflected below have been adjusted to give effect to a 1-for-4 combination of our common stock that was effected on September 10, 2010.

	Price Range
Quarter Ended	High	Low

March 31, 2010	1.12	0.60
June 30, 2010	1.40	0.56
September 30, 2010	0.76	0.30
December 31, 2010	0.75	0.39
March 31, 2011	0.90	0.45
June 30, 2011	1.65	0.70
September 30, 2011	1.10	0.50
December 31, 2011	0.72	0.40
.

Record Holders

As of March 21, 2012, we had approximately 114 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

None.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposomes injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the Food and Drug Administration (FDA)-approved anticancer drug vincristine, currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL, in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  We submitted a new drug application, or NDA, relating to Marqibo in July 2011, which was accepted for filing in September 2011.  Our NDA seeks accelerated approval of Marqibo in adult relapsed ALL.  On March 21, 2012, our Marqibo NDA was considered by a panel of the FDA’s Oncologic Drugs Advisory Committee, or ODAC.  By a vote of seven to four (with two abstentions), the ODAC panel determined that Marqibo has demonstrated a favorable risk/benefit ratio for the treatment of adult ALL.  The PDUFA action date for our NDA is May 13, 2012.  However, while the ODAC provides the FDA with independent expert advice and non-binding recommendations, the final decision regarding approval of our NDA will be made by the FDA and there is no assurance it will approve our NDA even following the ODAC panel’s positive determination.

•
Menadione Topical Lotion, a novel supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  MTL is currently being studied in a Phase 2 placebo-controlled clinical trial sponsored and conducted by Mayo Clinic.

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

Share-Based Compensation

Share-based compensation expenses consist primarily of expensing the fair-market value of a share-based award over the vesting term.  This expense is included in our operating expenses for each reporting period.  As of December 31, 2011, we estimate that there is $1.4 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 2.6 years.

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

Financial Instruments with Characteristics of Both Equity and Liabilities

We have issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-1 Preferred and Series A-2 Preferred, which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense).  See Notes 4, 5, 6 and 8 of our financial statements included elsewhere in this Form 10-K.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

General and administrative expenses. For the year ended December 31, 2011, general and administrative, or G&A, expense was $5.1 million, as compared to $5.6 million for the year ended December 31, 2010.  The decrease of $0.5 million is primarily due to increased employee compensation and related expenditures of $0.1 million offset by an overall reduction in operating expenses of $0.6 million.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the years ended December 31, 2011 and 2010, plus the cumulative costs for our various product candidates for the last five years or since we began development of a product candidate if it has not been in development for five years.   The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product candidates ($ in thousands)	2011	2010(1)	Annual % Change	Product candidate costs (5 years) Jan. 1, 2007 to Dec. 31, 2011
Marqibo	$7,743	$12,897	-40%	$33,206
Menadione Topical Lotion	158	172	-8.1%	6,724
Brakiva	30	4	650%	2,846
Alocrest	30	21	42.9%	2,630
QTDP grants	--	(704)	-100%
Total third party costs	742	2,047	-63.8%
Allocable costs and overhead	513	710	-27.8%
Personnel related expense	3,883	4,813	-19.3%
Share-based compensation expense	288	235	22.6%
Total research and development expense	$13,387	$20,195	-33.7%
   __________
(1)  Certain prior year numbers have been reclassified to conform to current year presentation.

Marqibo.  In 2011, Marqibo costs decreased by $5.2 million in 2011 compared to 2010. This reduction was primarily driven by a one-time payment made to Tekmira Pharmaceuticals Corporation in September 2010 for $5.75 million, offset by increased professional fees in 2011 related to the preparation and submission of the Marqibo NDA in July 2011. This one-time Tekmira payment was made as a part of the amendment to our license agreement in exchange for a reduction in aggregate future milestones of $18 million and an adjustment to the royalty rates to be paid on our product candidates licensed from Tekmira.

We expect to spend approximately $20 million to $25 million on Marqibo in 2012, including costs for personnel, consultants and CROs, the majority of which will be spent on responding to FDA inquiries related to our NDA filing, preparation for a hearing with the ODAC, pre-approval inspections at our contracted manufacturing facilities, initiation of the confirmatory Phase 3 trial as well as providing drug for the investigator sponsored trials for Marqibo in elderly patients with NHL and pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL. We estimate that we will need to spend an additional $45 million to $50 million on external costs to run the trial needed to obtain full FDA approval in adult ALL. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever. We need to raise additional capital to fund these planned expenditures beyond mid-2012. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish or rights to some or all of our product candidates.

Menadione Topical Lotion (MTL).  MTL costs decreased by $0.1 million in 2011 compared to 2010, due to the completion of the Phase 1 program.  We have analyzed data from the recently completed MTL Phase 1 program.  The Phase 1 program has successfully demonstrated that MTL is generally safe and well-tolerated.  The dose limiting toxicity, skin irritation and redness, was primarily observed at the 0.2% lotion strength.  The apparent maximum tolerated lotion strength is 0.1%.   MTL applied twice daily at all strengths, including the highest lotion strength tested (0.2%) resulted in no appreciable systemic exposure.

Brakiva.  We are exploring options for further development of Brakiva beyond the phase 1 trial. As this drug is early in its clinical development, both the registration strategy and total expenditures to obtain FDA approval are still being evaluated.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant project costs in 2012.

QTDP Grants.  In November 2010, we were notified that we would receive a $0.7 million QTDP grant under The Patient Protection and Affordable Care Act of 2010 for certain of our product candidates. The Internal Revenue Service issued the funding under the under section 48D of the Internal Revenue Code.  Through December 31, 2010, we had received $0.6 million in funding related to the grant with an additional $0.1 million recorded as a receivable.  The additional receivable amount was received in January 2011.  The entire grant amount was recorded as a reduction in current research and development expenses in statement of operations.

Other R&D expenses.  Third-party costs related to indirect support of our clinical trials and preparation of the Marqibo NDA submission decreased by $1.3 million. This reduction is driven by an overall reduction in professional consultancy fees realized following the submission of our Marqibo NDA in July 2011. We expect these costs to increase in 2012 due to the continued progression of our global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL.

Allocable costs decreased by $0.2 million as a result of the reduced rental payment incurred upon the relocation of our corporate headquarters from South San Francisco, California to San Mateo, California.  Our current lease agreement extends through July 25, 2012, and we expect our rent to increase with the relocation of our corporate headquarters.

Personnel related costs decreased by $.9 million in 2011 compared to 2010.  The decrease was driven by a reduction in the number of full-time employees from the prior year, and the increased reliance on professional consultants during the 2011 period.  Stock compensation increased by $0.1 million due to a higher valuation for options issued in 2011 due to our higher stock price.

Interest expense. For the year ended December 31, 2011, interest expense was $3.6 million as compared to interest expense of $3.8 million for the year ended December 31, 2010.  The decrease resulted from a smaller average balance outstanding on the debt discount and deferred transaction costs related to our loan facility with Deerfield.  We originally entered into this loan agreement in October 2007.

Gain or loss on change in fair market value of liabilities re-measured at fair value.

We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the twelve months ended December 31, 2011, we recorded a net gain related to these liabilities of $3.3 million, compared to a net gain of $3.5 million for the same period in 2010. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 4, 5, 6 and 8 of our financial statements included elsewhere in this Form 10-K.

Income tax expense. There was no current or deferred income tax expense (other than state minimum tax) for years ended December 31, 2011 and 2010 because of our operating losses. A 100% valuation allowance has been recorded against our $44.4 million of deferred tax assets as of December 31, 2011. Historical performance leads management to believe that realization of these assets is uncertain. As a result of the valuation allowance, our effective tax rate differs from the statutory rate.

Liquidity and Capital Resources

As of December 31, 2011, we had a stockholders’ accumulated deficit of approximately $179.9 million, and for the fiscal year ended December 31, 2011, we experienced a net loss of $18.8 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We have drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  We currently have a limited supply of cash available for operations. As of December 31, 2011, we had aggregate cash and cash equivalents and available-for-sale securities of $1.1 million.

On January 9, 2012, we entered into an Investment Agreement with certain investors pursuant to which we issued and sold to such investors an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The Investment Agreement provides that, from the date of the Investment Agreement until the first anniversary of our receipt of marketing approval from the Food and Drug Administration for any of our product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share. We had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of Series A-1 Preferred for an aggregate purchase price of $40.0 million.

As described above, the Company and the Deerfield Purchasers had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010.  In connection with the entry into the Investment Agreement, on January 9, 2012, the Company and the Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, we will satisfy our obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred in lieu of cash.

We believe that our cash resources as of December 31, 2011, together with the net proceeds from our January 2012 financing, are only sufficient to fund our development plans to mid-2012.  Accordingly, our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Our plan of operation for the year ending December 31, 2012 is to continue implementing our business strategy, including FDA approval of our lead product candidate Marqibo and continued development of our clinical trials for Marqibo and other drug candidates.  We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to continue development of our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations before the end of 2012.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, over the next 12 months we expect to spend approximately between $20 million and $25 million on clinical development for Marqibo (including milestone payments that may be triggered under the license agreements relating to our product candidates).  We also expect to spend approximately $5.5 million on general corporate and administrative expenses.

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

Contractual Commitments

        In May 2011, we entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which we agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, we are obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of December 31, 2011, our portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $11.1 million and $13.2 million) to be paid over a period of three to five years.  Per the terms of the agreement, we are under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient. No amounts have been accrued as of December 31, 2011 in connection with this arrangement.

        In August 2011, we entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial.  The study is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  In January 2012, the first patient was enrolled in the study. As of December 31, 2011, we accrued approximately $0.1 million for drug manufacture and related expenditures.

In November 2011, we entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of our global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. We also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. We anticipate the enrollment of the first subject in the HALLMARQ study to occur prior to the end of the second quarter of 2012.  Direct costs associated with the HALLMARQ study are estimated to be approximately $42.5 million over a period of five years.  As of December 31, 2011, we accrued approximately $0.1 million for expenditures related to the HALLMARQ study.

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

ITEM 9.                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE

 Not applicable.

ITEM 9A.                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position(s) Held

Steven R. Deitcher, M.D.	47	President, Chief Executive Officer and Director
Craig W. Carlson	64	Senior Vice President, Chief Financial Officer
Samir M. Gharib	29	Controller, Director of Finance
Andrew Ferrer	32	Director
Howard P. Furst, M.D.	43	Director
Cecilia Gonzalo	37	Director
Jonathan S. Leff	43	Director
Paul V. Maier	64	Director
Leon E. Rosenberg, M.D.	78	Chairman of the Board
Robert J. Spiegel, M.D.	62	Director

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

Craig W. Carlson joined Talon as Vice President on March 1, 2010, was appointed Chief Financial Officer effective April 1, 2010, and was promoted to Senior Vice President on December 16, 2010. Mr. Carlson has held senior leadership and executive financial management positions for the past 25 years, including positions at two public healthcare companies. Most recently, from February 2009 to February 2010, Mr. Carlson served as Chief Financial Officer and Chief Operating Officer for 20 Cent Ventures, a new business incubator focused primarily on applying life science technologies to high value niche opportunities worldwide, where he was responsible for managing several businesses, including four international subsidiaries. From July 2006 to March 2008, he was Chief Financial Officer of Neurobiological Technologies, Inc. and from 1993 to 2005 Mr. Carlson worked at Cygnus, Inc where he served as Chief Financial Officer and Chief Operating Officer.  Mr. Carlson received his M.B.A. from the Stanford Graduate School of Business, his M.S. Ed. in Counseling from Hofstra University, and his B.A. in Political Science from Union College.

Samir M. Gharib joined Talon as Controller, Director of Finance in January 2012.  Prior to joining Talon as an employee, Mr. Gharib had served as Talon’s interim controller pursuant to the terms of an engagement agreement dated August 25, 2011 between Talon and Mr. Gharib’s former employer, CRC Results, Inc. (“CRC”), a consulting firm specializing in accounting, compliance, and risk advisory services.  From January 2008 until January 6, 2012, Mr. Gharib provided accounting services to CRC’s public company clients in the financial services, technology, retail, healthcare, and real estate fields.  Prior to joining CRC, Mr. Gharib was a member of KPMG’s Audit and Risk Advisory Services and Forensic Advisory Services groups from 2005 to 2007.  Mr. Gharib earned a B.S. in Business Administration from the Haas School of Business at the University of California, Berkeley in May 2005.

Andrew Ferrer has been a director of Talon since June 2010.  Since 2009, Mr. Ferrer has been an Associate of Warburg Pincus LLC, a global private equity firm, where he focuses on managing the firm’s healthcare investments.  Prior to joining Warburg Pincus, he worked at Berkshire Partners from 2005 to 2007 and at Goldman Sachs from 2003 to 2005, working in the private equity groups of both firms.  Mr. Ferrer holds an A.B. from Princeton University and an M.B.A. from the Harvard Business School.

Howard P. Furst, M.D., has served as a director of Talon since December 2009.  Dr. Furst has over 20 years of experience in the healthcare industry and is currently a partner at Deerfield Management, a healthcare investment fund based in New York City, where he is primarily responsible for overseeing the firm’s private investments.  Prior to joining Deerfield Management in 2007, Dr. Furst was a portfolio manager for the healthcare group at Magnetar Capital, an investment fund, from 2006 to 2007.  Prior to joining Magnetar Capital, Dr. Furst was a principal at Maverick Capital, an investment firm, where he was primarily responsible for managing the firm’s investments in the pharmaceutical and biotechnology sectors.  Dr. Furst received his M.D. from the New York University School of Medicine, an M.B.A. with a dual concentration in finance and healthcare administration from the Wharton School of Business at the University of Pennsylvania, and a B.A. from the University of Pennsylvania.  Dr. Furst also serves as a director of the following privately-held companies: Eclat Pharmaceuticals, New American Therapeutics, and Veterinary Practice Partners.

Cecilia Gonzalo, a director of Talon since December 2011, is a Managing Director at Warburg Pincus LLC and a General Partner of Warburg Pincus & Co., where she focuses on healthcare investments in the biotechnology, pharmaceuticals, and healthcare services sectors.  Prior to joining Warburg Pincus in 2001, Ms. Gonzalo worked at Goldman Sachs in the firm’s Investment Banking Division focusing on corporate finance and mergers and acquisitions transactions in Latin America, as well as in the Principal Investment Area focusing on investments in the region.  Ms. Gonzalo received a B.A., cum laude, in Biochemical Sciences from Harvard College and an M.B.A. from Harvard Business School.  Ms. Gonzalo also serves as a director of Allos Therapeutics and Rib-X Pharmaceuticals.

Jonathan S. Leff, a director of Talon since June 2010, is a General Partner of Warburg Pincus & Co., a global private-equity firm, and a Managing Director and Member of Warburg Pincus LLC where he is responsible for the firm’s investment efforts in biotechnology and pharmaceuticals.  Prior to joining Warburg Pincus in 1996, he was a consultant at Oliver, Wyman & Co. Mr. Leff is currently a director of Allos Therapeutics, Inc., InterMune, Inc. and Protox Therapeutics, all publicly-traded life science companies.  Mr. Leff is also currently a director of several private companies and not-for-profit organizations. Mr. Leff received his A.B. in Government from Harvard College and his M.B.A. from Stanford University Graduate School of Business.

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

Robert J. Spiegel, M.D., was appointed a director of our company in July 2010 after being designated by Warburg Pincus pursuant to its rights under our June 2010 Investment Agreement.  From 1983 until his retirement in November 2009, Dr. Spiegel was employed by Schering Plough, serving in a number of positions of increasing responsibility, including Chief Medical Officer from 1998 until 2009.  Prior to joining Schering Plough, Dr. Spiegel was an Assistant Professor, Department of Medicine, NYU Medical Center. Dr. Spiegel obtained his M.D. from the University of Pennsylvania and a B.A., cum laude, from Yale University. Dr. Spiegel also serves as a director of Geron Corporation and Clavis Pharma, both publicly-held biopharmaceutical companies.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company.  Our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders.  Dr. Deitcher’s academic and clinical expertise in oncology and hematology offers a unique perspective into the development and practical application of our product candidates.  Dr. Deitcher’s current position as our President and CEO also allows him to provide a unique insight into our business, including our development and growth.  Dr. Furst’s scientific and financial expertise, including his substantial experience evaluating and investing in public and private healthcare companies, provides our board of directors with valuable insight into the financial and operational aspects of our decision-making processes.  Likewise, Mr. Leff’s, Mr. Ferrer’s, and Ms. Gonzalo’s financial and business acumen, as well their experience evaluating and investing in public and private healthcare companies, make them each well suited to serve as a director.  In addition, Mr. Leff has substantial experience serving on the boards of public and private pharmaceutical companies. Mr. Maier has significant experience with early stage biopharmaceutical companies and brings depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.  As a result of his experience in the role of chief financial officer and treasurer of public companies, Mr. Maier also brings extensive finance, accounting and risk management knowledge to us.  Dr. Rosenberg’s medical background and experience in the pharmaceutical industry allows him to contribute significant scientific and operational expertise.  Dr. Spiegel, a medical oncologist and former pharmaceutical executive, possesses skills and experience that allow him to provide unique insight and perspective into our business and operations and constructive feedback to our executive management.

Pursuant to the terms of our June 2010 Investment Agreement, Warburg Pincus has the right to designate up to five persons as directors of our company.  Currently, Messrs. Ferrer and Leff, Ms. Gonzalo and Dr. Spiegel were each appointed directors upon designation by Warburg Pincus. Pursuant to the terms of the January 2012 Investment Agreement, Deerfield Management has the right to designate one director, who will initially be Dr. Furst.  Thereafter, if Deerfield Management fails to participate to its pro rata share in a subsequent investment under the Investment Agreement or if its beneficial ownership decreases below 10%, then Deerfield Management’s right to designate one director terminates immediately.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 that we received with respect to transactions during 2011, we believe that all such forms were filed on a timely basis.

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

ITEM 11.                            EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table reflects cash and non-cash compensation for the 2010 and 2011 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2011; (ii) each individual that served as an executive officer at the end of the fiscal year ended December 31, 2011 and who received in excess of $100,000 in total compensation during such fiscal year; and (iii) up to two additional individuals who received in excess of $100,000 in total compensation during such fiscal year but was not serving as an executive officer during the fiscal year.  We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Option Awards (1)		Non-Equity Incentive Plan Compensation(2)	All Other Compensation (3)	Total

Steven R. Deitcher President & CEO	2011 2010	$454,230 441,000		$136,269 (4) –	$	– 900,125		$90,846 308,700 (6)	$26,438 (5) 20,655 (5)	$707,783 1,670,480
Craig W. Carlson (7) Sr. VP, CFO	2011 2010	$323,850 245,833		$25,908 (8) 11,500 (10)	$	– 377,791		$51,816 88,500	$44,573 (9) 46,493 (9)	$446,147 770,117
Anne E. Hagey (11) Former VP, Chief Medical Officer	2011 2010	$86,250 345,000	$	– –	$	– 78,626	$	– –	$30,331 (12) 26,576 (12)	$116,581 450,202
Tyler M. Nielsen (13) Former Controller	2011 2010	$102,240 145,600	$	– –	$	– 35,798	$	– 30,000	$24,562 (14) 28,950 (14)	$126,802 240,348

(1)
Amounts reflect the aggregate grant date fair value of option awards granted in the respective fiscal years as computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation,” excluding the effect of estimated forfeitures. For awards that are subject to performance conditions, amounts reflect the assumption that the highest level of performance conditions will be achieved.  Refer to the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted in Note 5, “Stockholders’ Deficit” to financial statements for years ended December 31, 2011 and 2010.

(2)
Amount reflects cash incentives both paid and accrued for services related to 2010 and 2011.  All accrued bonuses relating to performance in 2010 and 2011 included in totals were paid early in the first quarters of 2011 and 2012, respectively. Cash incentives relate to services performed during the fiscal year pursuant to performance incentives earned.

(3)	Except as otherwise noted for a named executive officer, these amounts consist solely of matching contributions made to the named executives’ respective 401(k) plan contributions.
(4)	Represents amount paid to Mr. Deitcher as a performance bonus for 2011 in excess of his targeted bonus of $90,846, which amount is reflected under “Non-Equity Incentive Plan Compensation,” above.
(5)
Consists of $16,500 in matching contributions made to Dr. Deitcher’s 401(k) plan in each of 2011 and 2010, as well as $9,938 and $4,155 in premiums paid for health and life insurance in 2011 and 2010, respectively.

(6)
Dr. Deitcher was awarded a cash performance bonus of $308,700 for 2010.  However, in lieu of cash, $88,200 of such performance bonus was paid by the issuance of 179,192 shares of restricted stock pursuant to our 2010 Equity Incentive Plan.  The restricted shares vested in their entirety on June 15, 2011.

(7)	Mr. Carlson’s employment with us commenced on March 1, 2010 and his appointment as our Chief Financial Officer was effective as of April 1, 2010.
(8)	Represents amount paid to Mr. Carlson as a performance bonus for 2011 in excess of his targeted bonus of $51,816, which amount is reflected under “Non-Equity Incentive Plan Compensation,” above.
(9)
Consists of $14,013 and $16,193 in matching contributions made to Mr. Carlson’s 401(k) plan in 2011 and 2010, respectively, as well as $30,560 and $30,300 in premiums paid for health and life insurance in 2011 and 2010, respectively.

(10)
Represents amount paid to Mr. Carlson as a performance bonus for 2010 in excess of his maximum targeted bonus of $88,500, which amount is reflected under “Non-Equity Incentive Plan Compensation,” above.

(11)
Pursuant to a Separation and Mutual Release Agreement dated January 11, 2011, between Dr. Hagey and us, Dr. Hagey resigned her employment with us effective as of March 31, 2011.  In exchange for a mutual release of claims, we agreed to continue to pay Dr. Hagey her current annualized base salary for a period of one additional month following her termination of employment.

(12)
In 2010, consists of $16,500 in 401(k) plan matching contributions in 2010 and $10,076 in premiums paid for life insurance benefits. In 2011, consists of $28,750 in severance and $1,581 in premiums paid for life and health insurance.

(13)
Mr. Nielsen, our former Controller, was appointed interim Chief Financial Officer effective as of November 16, 2009, and served in this interim position until Mr. Carlson’s appointment as Chief Financial Officer, which was effective April 1, 2010.  Mr. Nielsen resigned his employment effective August 26, 2011.

(14)
Consists of $7,750 and $7,280 in 401(k) plan matching contributions in each of 2011 and 2010, as well as $16,812 and $21,670 in premiums paid for health and life insurance for each of 2011 and 2010, respectively.

Employment Agreements and Other Compensation Matters

Steven R. Deitcher, M.D.

Salary and Bonus.  Dr. Deitcher’s employment with us is governed by an employment agreement dated June 6, 2008, which was amended January 6, 2011 and December 27, 2011.  The employment agreement, which replaced and superseded a prior agreement dated May 6, 2007, provides for Dr. Deitcher’s employment as Chief Executive Officer for a term ending December 31, 2014, unless terminated earlier.  Pursuant to the agreement, Dr. Deitcher was entitled to an initial annual base salary of $420,000, which amount will be reviewed by the board of directors at least annually and never decreased.  During 2011, Dr. Deitcher’s annualized base salary was $454,230 and was increased to $467,857 for 2012.

At the discretion of our board of directors, Dr. Deitcher is also eligible to receive an annual bonus in an amount targeted at 50% of his base salary based upon the achievement of specified Company goals approved by the board of directors, except that the bonus shall be equal to 70% of his base salary in the event all specified goals are satisfied in their entirety. For 2011, the Board of Directors determined that 40% of the 2011 performance targets were achieved, and 60% of the targets (consisting of our receipt of FDA marketing approval for our Marqibo product candidate) were not achieved.  In addition to awarding the portion of target bonus in proportion to targets achieved in 2011, the Board in its discretion awarded to Dr. Deitcher additional amounts in recognition of his exceptional performance and contributions in 2011. On February 17, 2012, the Board awarded Dr. Deitcher a bonus of $227,115. Further, the Board determined that Dr. Deitcher would be eligible to receive an additional bonus payable upon FDA approval of our Marqibo NDA in an amount equal to 100% of his 2011 target bonus, less the total amount previously awarded for 2011, or $90,846. In addition to the foregoing, Dr. Deitcher is also entitled to receive a one-time bonus of $150,000 if our NDA for Marqibo is approved by the FDA.

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

Pursuant to the December 27, 2011 amendment to the employment agreement, the severance benefits payable to Dr. Deitcher were increased under certain circumstances.  The amendment provides that if (i) we receive FDA approval of our Marqibo NDA on or before December 31, 2012, and (ii) following such approval,  we terminate Dr. Deitcher’s employment other than for “cause” or if Dr. Deitcher terminates his employment for “good reason,” then Dr. Deitcher will receive (x) his then-current annualized base salary and health insurance for a period of 18 months (increased from 12 months) following the date of the termination, (y) 150% (increased from 100%) of the maximum discretionary bonus for which he would have been eligible in the year of the termination, pro-rated for the number of months that he was employed during such year, and (z) an immediate acceleration in the vesting of all options to purchase shares of our common stock then held by him to provide for 18 additional months (increased from 12 additional months) of vesting.

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

Craig W. Carlson

Salary and Bonus. Mr. Carlson’s employment with us is governed by the terms of a letter agreement dated February 5, 2010, as amended on February 17, 2010 and December 27, 2011.  Pursuant to the letter agreement, as amended, Mr. Carlson’s employment with us commenced March 1, 2010, but his appointment as Chief Financial Officer was not effective until April 1, 2010.  The letter agreement provides that he is entitled to an annualized base salary of $295,000, which was increased to $323,850 for 2011 and to $333,566 for 2012.

Pursuant to the letter agreement, Mr. Carlson was initially eligible to receive an annual bonus in an amount targeted at 30% of his base salary based upon the achievement of specified Company goals approved by the board of directors, which targeted amount was subsequently increased to 40% of his base salary for 2011. For 2011, the Board of Directors determined that 40% of the 2011 performance targets were achieved, and 60% of the targets (consisting of our receipt of FDA marketing approval for our Marqibo product candidate) were not achieved.  In addition to awarding the portion of target bonus in proportion to targets achieved in 2011, the Board in its discretion awarded to Mr. Carlson additional amounts in recognition of his exceptional performance and contributions in 2011. On February 17, 2012, the Board awarded Mr. Carlson a bonus of $77,724. Further, the Board determined that Mr. Carlson would be eligible to receive an additional bonus payable upon FDA approval of our Marqibo NDA in an amount equal to 100% of his 2011 target bonus, less the total amount previously awarded for 2011, or $51,816.

Post-Termination Benefits.  The letter agreement further provides that if we terminate Mr. Carlson’s employment without “cause,” or if he terminates his employment for “good reason,” then he is entitled to continue receiving his then current annualized base salary and medical benefits for a period of six months following such termination.  Pursuant to the December 27, 2011 amendment to the letter agreement, the severance benefits payable to Mr. Carlson were increased under certain circumstances.  The amendment provides that if (i) we receive FDA approval of our Marqibo NDA on or before December 31, 2012, and (ii) following such approval we terminate Mr. Carlson’s employment other than for “cause” or if Mr. Carlson terminates his employment for “good reason,” then Mr. Carlson will receive his then-current annualized base salary and health insurance for a period of 12 months (increased from 6 months) following the date of the termination.

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

Samir M. Gharib

Salary and Bonus.  Mr. Gharib’s employment with us is governed by a letter agreement dated December 26, 2011.  The letter agreement provides for Mr. Gharib’s employment as our Controller, Director of Finance, effective as of January 9, 2012.  Pursuant to the letter agreement, Mr. Gharib is entitled to an annualized base salary of $160,000, and will be eligible to receive an annual performance cash bonus up to 20% of his annualized base salary. Mr. Gharib previously served as our interim controller pursuant to the terms of an engagement agreement dated August 25, 2011 between us and Mr. Gharib’s former employer, CRC Results, Inc. (“CRC”), a consulting firm specializing in accounting, compliance, and risk advisory services.  We submitted written notice of termination of the engagement agreement to CRC on December 26, 2011, effective as of January 6, 2012.

Stock Options.   Pursuant to the letter agreement, upon the commencement of his employment, Mr. Gharib was granted a 10-year stock option to purchase 75,000 shares of our common stock at an exercise price per share of $0.485. The stock option, which vests in 48 equal monthly installments over four years, was awarded pursuant to the 2010 Equity Incentive Plan and is evidenced by a stock option agreement in the standard form of agreement for use under the 2010 Equity Incentive Plan.

2012 Severance Payment Plan

In February 2012, we adopted the Talon Therapeutics, Inc. 2012 Severance Payment Plan (the “Severance Plan”).  All full-time regular employees are eligible to participate in the Severance Plan, except such employees with individual employment agreements that provide for benefits in connection with a termination of employment.  Subject to their execution and non-revocation of a general release of claims, eligible participants are entitled to the following benefits in the event their employment is terminated by us without cause.  Employees at the level of Vice President and higher shall receive 3 months continued base salary and health insurance coverage, which shall be increased to 6 months if such termination occurs following FDA Approval.  All other employees shall receive 2 months continued base salary and health insurance coverage, which shall increase to 3 months if such termination occurs following FDA Approval.  The Severance Plan is unfunded and all benefits payable under the plan shall be paid only from our general assets.

2012 Change of Control Payment Plan

In February 2012, we adopted the Talon Therapeutics, Inc. 2012 Change of Control Payment Plan (the “Change of Control Plan”).  Our full-time employees serving at and above the level of Vice President as of the time of the change of control transaction are eligible to receive benefits under the Change of Control Plan upon the effective time of a “change of control” transaction.

The Change of Control Plan provides for total benefits payable to eligible participants in an amount equal to 7.5% of the Change of Control Proceeds exceeding the sum of (i) $40 million and (ii) the gross cash proceeds received by us in an equity financing completed on or after January 1, 2012 (the “Plan Benefits”).  For purposes of the plan, the terms “Change of Control Proceeds” means all cash and the fair market value of all property paid, directly or indirectly, to us or our stockholders in consideration for their shares of capital stock, but excluding (1) fees and expenses incurred by us in connection with such transaction, (2) amounts payable under employment or consulting agreements and (3) the value of any Company debt paid or assumed by the acquirer in such transaction.  Of the total Plan Benefits, the Change of Control Plan provides that Dr. Deitcher, our President & Chief Executive Officer, is entitled to 53.33%, and that Mr. Carlson, our Sr. V.P. & Chief Financial Officer, is entitled to 13.33%, provided each remains employed in such positions at the time of the change of control transaction.  The remaining Plan Benefits will be allocated among the other eligible participants in the discretion of the Board.  However, each participant’s share of the Plan Benefits shall be reduced, on a dollar-for-dollar basis, by the amount of cash and/or value of other property received by such participant in connection with the change of control transaction in respect of outstanding stock options or other stock incentives held by the participant.  The Change of Control Plan is unfunded and all benefits payable under the plan shall be paid only from our general assets.

The Plan Benefits shall be payable to eligible participants in the same manner and form and at the same time as the consideration payable to our stockholders in connection with the change of control transaction.  For example, (i) to the extent our stockholders receive mixed consideration consisting of cash and securities in consideration for their shares of our stock, then the Plan Benefits shall consist of cash and identical securities in the same proportion as payable to our stockholders, and (ii) to the extent a portion of the consideration payable to our stockholders is subject to future contingencies or earn-outs, then an identical portion of the Plan Benefits shall be subject to the same contingencies.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2011:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven R. Deitcher	100,000 25,000 162,500 50,000 152,778 38,194 43,750 408,750	– – – 25,000 97,222 24,306 43,750 1,226,250	6.60 6.96 4.48 0.56 0.76 0.76 0.92 0.495	05/21/2017 08/24/2017 12/14/2017 02/24/2019 02/16/2020 02/16/2020 06/07/2020 12/21/2020	(1) (2) (3) (4) (5) (6) (7) (8)
Craig W. Carlson	53,472 31,250 176,250	34,028 31,250 528,750	0.76 0.92 0.495	03/01/2020 06/07/2020 12/21/2020	(9) (7) (8)

___________________________
(1)	Option granted May 21, 2007, and which vested in three equal annual installments commencing on the first anniversary of the grant.
(2)	Option granted August 24, 2007, and which vested in three equal annual installments commencing on the first anniversary of the grant.
(3)	Option granted December 14, 2007, and which vested in three equal annual installments commencing on the first anniversary of the grant.
(4)	Option granted February 24, 2009, and which vests in three equal annual installments commencing on the first anniversary of the grant.
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

Compensation of Directors

Our non-employee directors are entitled to receive the following in consideration for their service on the Board: (1) a cash fee of $2,500 for attendance at each regular quarterly meeting of the Board; (2) an annual retainer fee of $20,000, as compensation for special Board and other meetings; and (3) an annual stock option grant relating to 35,000 shares of common stock, which option vests upon the first anniversary of the grant and accelerates upon a “change of control” of the Company. In lieu of the foregoing compensation, Dr. Rosenberg, as our non-executive chairman of the Board, is entitled to an annual retainer of $50,000, a meeting fee of $4,000 and an annual stock option grant of 65,000 shares.  Mr. Maier, as Chair of our Audit Committee, is entitled to receive, in addition to the compensation set forth above for non-employee directors, an annual stock option grant relating to 12,000 shares of common stock.  Effective April 1, 2011, in addition to the compensation set forth above, our non-employee directors are entitled to receive, upon their initial appointment or election to the Board, a stock option grant relating to 50,000 shares of common stock, which option shall vest in three equal annual installments commencing on the first anniversary of such appointment or election.  The following table sets forth the compensation paid to our directors in 2011.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	Total
Nishan de Silva (3)	$32,500	$21,667	$54,167
Andrew Ferrer	32,500	21,667	54,167
Howard P. Furst	32,500	21,667	54,167
Cecilia Gonzalo (3)	2,500	--	2,500
Jonathan S. Leff	32,500	21,667	54,167
Paul V. Maier	32,500	29,095	61,595
Leon E. Rosenberg	70,000	40,238	110,238
Robert J. Spiegel	32,500	21,667	54,167

(1)
Steven R. Deitcher, our President and Chief Executive Officer, has been omitted from this table since he receives no additional compensation for serving on our Board; his compensation is described above under “Management and Board of Directors – Executive Compensation.”

(2)
Amounts reflect the grant date fair value of stock option awards granted in April 2011, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation,” excluding the effect of estimated forfeitures. Refer to the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted in Note 5, “Stockholders’ Deficit” to financial statements for years ended December 31, 2011 and 2010.

(3)
Dr. Nishan de Silva resigned from the Board effective as of December 14, 2011. Upon the resignation of Dr. de Silva, Warburg Pincus designated Cecilia Gonzalo, a Managing Director at Warburg Pincus, for appointment to the Board pursuant to the terms of the June 2010 Investment Agreement between the Company and Warburg Pincus.  The stock option award relating to 50,000 shares of common stock to which Ms. Gonzalo became entitled upon her initial appointment to the Board on December 14, 2011 was not granted until February 17, 2012, and is thus omitted from this table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock, Series A-1 Preferred and Series A-2 Preferred as of March 29, 2012, by: (i) each of our current directors; (ii) each of our “named executive officers,” as set forth above; (iii) all of our current directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least 5% of our common stock. Beneficial ownership is determined under rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is c/o Talon Therapeutics, Inc., 2207 Bridgepointe Parkway, Suite 250, San Mateo, California 94404.

Name	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Series A-1 Preferred Beneficially Owned	Percent of Class	Shares of Series A-2 Preferred Beneficially Owned	Percent of Class

Steven R. Deitcher (1)	1,478,532	6.4	–	–	–	–
Craig W. Carlson (2)	377,812	*	–	–	–	–
Anne E. Hagey	72,395	*	–	–	–	–
Tyler M. Nielsen	372	*	–	–	–	–
Jonathan S. Leff (3)(4)	91,631,227	80.8	371,307	90	99,000	84.7
Cecilia Gonzalo (4)	91,586,227	80.7	371,307	90	99,000	84.7
Andrew Ferrer (2)(4)	45,000	*	–	–	–	–
Howard P. Furst (2)	45,000	*	–	–	–	–
Paul V. Maier (5)	86,250	*	–	–	–	–
Leon E. Rosenberg (6)	167,300	*	–	–	–	–
Robert J. Spiegel (2)	45,000	*	–	–	–	–
All directors and officers as a group (10 persons)	93,882,371	81.2	371,307	90	99,000	84.7
Warburg Pincus & Co. (7)(8)	91,586,227	80.7	371,307	90	99,000	84.7
450 Lexington Avenue
New York, NY 10017
James E. Flynn (8)(9)	15,265,616	43.9	41,255	10	17,826	15.3
780 Third Avenue, 37th Floor
New York, NY 10017

* represents less than 1%.

(1)	Includes 1,294,340 shares issuable upon the exercise of stock options.

(2)	Represents shares issuable upon the exercise of stock options.

(3)	Includes 45,000 shares issuable upon the exercise of stock options.

(4)
Mr. Leff and Ms. Gonzalo are each Members and Managing Directors of Warburg Pincus LLC (“WP LLC”), a New York limited liability company that manages each of the Warburg Pincus Purchasers.  Mr. Ferrer is an employee of WP LLC.  Messrs. Leff and Ferrer and Ms. Gonzalo disclaim beneficial ownership of all capital stock held by the Warburg Pincus Purchasers, except to the extent of any indirect pecuniary interest therein.  See also Notes (7) and (8), below.

(5)	Includes 84,500 shares issuable upon the exercise of stock options.

(6)	Includes 167,050 shares issuable upon the exercise of stock options.

(7)
Pursuant to the Investment Agreement, the Warburg Pincus Purchasers purchased an aggregate of 99,000 shares of Series A-2 Preferred on January 9, 2012. Of this amount, Warburg Pincus Private Equity X, L.P. (“WPX”) purchased 95,931 shares, which are convertible into 32,613,918 shares of common stock as of March 29, 2012, and Warburg Pincus X Partners, L.P. (“WPPX”) purchased 3,069 shares, which are convertible into 1,043,376 shares as of March 29, 2012.  Pursuant to the 2010 Investment Agreement, the Warburg Pincus Purchasers purchased an aggregate of 371,370 shares of Series A-1 Preferred in two closings held on June 7, 2010 and September 10, 2010. Of this amount, WPX purchased 359,797 shares, which are convertible into 56,133,218 shares of common stock as of March 29, 2012, and WPPX purchased 11,510 shares, which are convertible into 1,795,715 shares as of March 29, 2012. Warburg Pincus X, L.P. (“WP X LP”) is a Delaware limited partnership and the sole general partner of each of the Warburg Pincus Purchasers. Warburg Pincus X LLC (“WP X LLC”) is a Delaware limited liability company and the sole general partner of WP X LP. Warburg Pincus Partners, LLC (“WPP LLC”) is a New York limited liability company and the sole member of WP X LLC. Warburg Pincus LLC (“WP LLC”) is a New York limited liability company that manages each of the Warburg Pincus Purchasers. Warburg Pincus & Co. (“WP”) is a New York general partnership and the managing member of WPP LLC. Each of WPX, WPPX, WP X LP, WP X LLC, WPP LLC, WP LLC and WP may be deemed to share the power to (a) dispose or to direct the disposition of the 91,586,227 shares of common stock the Warburg Pincus Purchasers may be deemed to beneficially own (and convert into) as of March 29, 2012, and (b) vote or direct the vote of the 91,586,227 shares of common stock the Warburg Pincus Purchasers may be deemed to beneficially own for voting purposes as of March 29, 2012. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Co-Presidents and Managing Members of WP LLC and may be deemed to control the Warburg Pincus Purchasers. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus Purchasers. Beneficial ownership information is based on information known to the Company and a Schedule 13D/A filed with the SEC on January 10, 2012, by WPX, WPPX, WP X LP, WP X LLC, WPP LLC, WP LLC, WP, Mr. Kaye and Mr. Landy.

(8)
Beneficial ownership of the Purchasers has not been adjusted for accretion beyond March 29, 2012, and does not reflect the contractual right to purchase additional capital stock pursuant to the Investment Agreement.

(9)
Pursuant to the Investment Agreement, the Deerfield Purchasers purchased an aggregate of 11,000 shares of Series A-2 Preferred on January 9, 2012.  Of this amount, Deerfield Private Design Fund, L.P. purchased 3,511 shares, Deerfield Private Design International, L.P. purchased 5,656 shares, Deerfield Special Situations Fund International Limited purchased 1,186 shares, and Deerfield Special Situations Fund, L.P. purchased 647 shares.  Also on January 9, 2012, pursuant to the Amendment to Facility Agreement (see “Interests of Certain Persons in Matters to be Acted Upon”), the Deerfield Purchasers were issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011.  Of this amount, Deerfield Private Design Fund, L.P. was issued 2,179 shares, Deerfield Private Design International, L.P. was issued 3,510 shares, Deerfield Special Situations Fund International Limited was issued 736 shares, and Deerfield Special Situations Fund, L.P. was issued 401 shares.  Pursuant to the 2010 Investment Agreement, the Deerfield Purchasers purchased an aggregate of 41,255 shares of Series A-1 Preferred in two closings held on June 7, 2010 and September 10, 2010. Of this amount, Deerfield Private Design Fund, L.P. purchased 13,168 shares, Deerfield Private Design International, L.P. purchased 21,213 shares, Deerfield Special Situations Fund International Limited purchased 4,448 shares, and Deerfield Special Situations Fund, L.P. purchased 2,426 shares.

Beneficial ownership includes (i) 631,355 shares of our common stock currently outstanding, 2,054,386 and 1,934,444 shares of our common stock issuable as of March 29, 2012 upon conversion of Series A-1 Preferred and Series A-2 Preferred, respectively, and warrants to purchase 116,172 shares of our common stock held by Deerfield Private Design Fund, L.P.; (ii) 1,017,110 shares of our common stock currently outstanding, 3,309,515 and 3,116,189 shares of our common stock issuable as of March 29, 2012 upon conversion of Series A-1 Preferred and Series A-2 Preferred, respectively, and warrants to purchase 187,149 shares of our common stock held by Deerfield Private Design International, L.P.; (iii) 495,963 shares of our common stock currently outstanding, 693,947 and 653,427 shares of our common stock issuable as of March 29, 2012 upon conversion of Series A-1 Preferred and Series A-2 Preferred, respectively, and warrants to purchase 39,249 shares of our common stock held by Deerfield Special Situations Fund International Limited; and (iv) 260,518 shares of our common stock currently outstanding, 378,487 and 356,291 shares of our common stock issuable as of March 29, 2012 upon conversion of Series A-1 Preferred and Series A-2 Preferred, respectively, and warrants to purchase 21,414 shares of our common stock held by Deerfield Special Situations Fund, L.P. Deerfield Capital, L.P. is the general partner of Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., and Deerfield Special Situations Fund, L.P.  Deerfield Management Company, L.P. is the investment manager of Deerfield Special Situations Fund International Limited. James E. Flynn, the sole member of the general partner of each of Deerfield Capital, L.P. and Deerfield Management Company, L.P., holds voting and dispositive power over the shares held by Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund International Limited and Deerfield Special Situations Fund, L.P. (collectively, “Deerfield”).  Beneficial ownership information is based on information known to the Company and a Schedule 13D/A filed with the SEC on March 16, 2012, and a Form 4 filed with the SEC on March 23, 2012, by Deerfield and Mr. Flynn.

Equity Compensation Plan Information

The following table provides information on our equity-based compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by stockholders:
Awards issued outside of any plan (1)	59,927	$2.58	–
2010 Equity Incentive Plan	5,193,207	0.56	3,080,205
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	64,916	6.83	0
2004 Stock Incentive Plan	712,624	5.25	0
2006 Employee Stock Purchase Plan	10,751	0.35	157,649

Total	6,041,425		3,237,854

(1)  Represents shares of common stock reserved for issuance upon exercise of several individual outstanding stock option awards issuedoutside of any plan.

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

As described below in Note 4 of our financial statements included elsewhere in this Form 10-K, in June 2010 we entered into an Investment Agreement with certain investors, including the Deerfield Purchasers.  Pursuant to the Investment Agreement, the Deerfield Purchasers purchased 40,000 shares of our Series A-1 Preferred Stock at a total purchase price of $4 million.  At the time we entered into the Investment Agreement, the Deerfield Purchasers beneficially owned approximately 23 percent of our outstanding common stock, and pursuant to a Facility Agreement dated October 30, 2007, between us and the Deerfield Purchasers, we borrowed from the Deerfield Purchasers an aggregate of $27.5 million, all of which remains outstanding.  Howard P. Furst, a director of Talon since December 2009, is a partner of Deerfield Management, an affiliate of the Deerfield Purchasers.  The terms of the Investment Agreement were reviewed by an independent and disinterested committee of our board of directors and approved by our full board of directors.  Dr. Furst was not a member of such board committee and did not participate in any meetings of our board at which the terms of the Investment Agreement were considered.  We did not enter into any related party transactions in 2011.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by BDO USA, LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2011 and 2010:

Fee Category	2011 Fees	2010 Fees
Audit Fees	$205,504	$284,222
Audit-Related Fees (1)	41,105	5,805
Tax Fees (2)	38,636	59,184
All Other Fees (3)	-	-

Total Fees	$285,245	$349,211

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2011 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

3.3
Certificate of Amendment of Corrected Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

3.4	Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 11, 2010).

3.5
Certificate of Amendment of Corrected Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

3.6	Certificate of Designation of Series A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

3.7	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

3.8
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

10.1	Talon Therapeutics, Inc. 2004 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 27, 2007). *

10.2	Form of stock option agreement for use in connection with 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2006). *

10.3	2003 Stock Option Plan of Talon Therapeutics, Inc. (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 7, 2006). *

10.4	Summary terms of non-employee director compensation, effective April 1, 2011 (filed herewith). *

10.5
Talon Therapeutics, Inc. 2006 Employee Stock Purchase Plan, as amended through July 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011). *

10.6
Amended and Restated License Agreement dated April 30, 2007 between the Registrant and Tekmira Pharmaceuticals Corp., as successor in interest to Inex Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007).+

10.7
Sublicense Agreement dated May 6, 2006 among the Registrant, Inex Pharmaceuticals Corporation and the University of British Columbia (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).+

10.8
Registration Rights Agreement dated May 6, 2006 between the Registrant and Inex Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

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

10.22
Talon Therapeutics, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed February 14, 2011, SEC File No. 333-172229). *

10.23
Form of Stock Option Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed February 14, 2011, SEC File No. 333-172229). *

10.24
Form of Restricted Stock Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed February 14, 2011, SEC File No. 333-172229). *

10.25
Amendment No. 2 dated September 20, 2010 to Amended and Restated License Agreement dated April 30, 2007 between the Registrant and Tekmira Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010).+

10.26
Letter agreement dated February 5, 2010 between the Registrant and Craig W. Carlson, as amended on February 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010). *

10.27
Investment Agreement dated June 7, 2010 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2010).

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

10.30
First Amendment dated June 7, 2010 to Facility Agreement dated October 30, 2007 among the Registrant and the Lenders identified therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 11, 2010).

10.31	Letter agreement between the Registrant and Steven R. Deitcher, M.D., dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 12, 2011). *

10.32
Agreement and Release dated January 11, 2011 between the Registrant and Anne E. Hagey, M.D. (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed May 5, 2011, SEC File No. 333-173957). *

10.33	Letter agreement dated December 26, 2011 between the Registrant and Samir M. Gharib (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 30, 2011). *

10.34
Amendment No. 2 dated December 27, 2011 to Employment Agreement dated June 6, 2008 between the Registrant and Steven R. Deitcher, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 30, 2011). *

10.35	Letter agreement dated December 27, 2011 between the Registrant and Craig W. Carlson (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 30, 2011). *

10.36
Investment Agreement dated January 9, 2012 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

10.37
Amendment No. 1 dated January 9, 2012 to Investment Agreement dated June 7, 2010 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

10.38
Amendment No. 1 dated January 9, 2012 to Registration Rights Agreement dated June 7, 2010 among the Registrant and the Holders identified therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

10.39
Second Amendment dated January 9, 2012 to Facility Agreement dated October 30, 2007 among the Registrant and the Lenders identified therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

10.40	Talon Therapeutics, Inc. 2012 Severance Payment Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2012). *

10.41	Talon Therapeutics, Inc. 2012 Change of Control Payment Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 24, 2012). *

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from Talon Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2011 and 2010, (iv) Statements of Cash Flows for years ended December 31, 2011 and 2010, and (v) Notes to Financial Statements. ^

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
^
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALON THERAPEUTICS, INC.

Date: March 29, 2012	By:	/s/ Steven R. Deitcher
Steven R. Deitcher, M.D
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven R. Deitcher and Craig W. Carlson, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Deitcher	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012
Steven R. Deitcher

/s/ Craig W. Carlson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2012
Craig W. Carlson

/s/ Samir M. Gharib	Controller, Director of Finance (Principal Accounting Officer)	March 29, 2012
Samir M. Gharib

/s/ Leon E. Rosenberg	Chairman of the Board	March 29, 2012
Leon E. Rosenberg

/s/ Andrew K. Ferrer	Director	March 29, 2012
Andrew K. Ferrer

/s/ Howard P. Furst	Director	March 29, 2012
Howard P. Furst

/s/ Cecilia Gonzalo	Director	March 29, 2012
Cecilia Gonzalo

/s/ Jonathan S. Leff	Director	March 29, 2012
Jonathan S. Leff

/s/ Paul V. Maier	Director	March 29, 2012
Paul V. Maier

/s/ Robert J. Spiegel	Director	March 29, 2012
Robert J. Spiegel

Index to Financial Statements of
Talon Therapeutics, Inc.

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Talon Therapeutics, Inc.
San Mateo, California

We have audited the accompanying balance sheets of Talon Therapeutics, Inc. as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talon Therapeutics, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
BDO USA, LLP

San Jose, California
March 29, 2012

TALON THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,028,518	$4,573,254
Available-for-sale, equity securities (Note 9)	—	74,000
Available-for-sale, debt securities (Note 9)	—	17,993,745
Prepaid expenses and other current assets (Note 10)	635,297	253,901
Total current assets	1,663,815	22,894,900

Property and equipment, net (Note 11)	72,431	97,231
Restricted cash	—	125,000
Debt issuance costs, net (Note 3)	751,401	904,909
Total assets	$2,487,647	$24,022,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 12)	$4,556,951	$6,051,982
Other short-term liabilities	2,110	1,787

Total current liabilities	4,559,061	6,053,769
Notes payable, net of discount (Note 3)	24,033,257	23,340,144
Other long-term liabilities	2,474	4,753
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 4)	1,772,100	5,131,000
Warrant liabilities, non-current (Note 6)	501,664	712,965
Total long term liabilities	26,309,495	29,188,862
Total liabilities	30,868,556	35,242,631
Commitments and contingencies (Notes 4, 6, 8, and 15):
Redeemable convertible preferred stock; $0.001 par value: 10 million shares authorized, 0.4 million shares issued and outstanding at December 31, 2011, 2010; aggregate liquidation value of $46.4 million and $42.4 million at December 31, 2011 and December 31, 2010, respectively	30,643,219	30,643,219

Stockholders' deficit:
Common stock; $0.001 par value: 350 million shares authorized, 21.8 million and 21.2 million shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	21,779	21,234
Additional paid-in capital	120,887,432	119,241,956
Accumulated other comprehensive loss	—	(15,841)
Accumulated deficit	(179,933,339)	(161,111,159)
Total stockholders' deficit	(59,024,128)	(41,863,810)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$2,487,647	$24,022,040

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2011	2010

Operating expenses:
General and administrative	$5,121,678	$5,570,820
Research and development	13,387,168	20,194,878
Total operating expenses	18,508,846	25,765,698

Loss from operations	(18,508,846)	(25,765,698)

Other income (expense):
Interest income	8,124	49,247
Interest expense	(3,560,444)	(3,750,471)
Other expense, net	(78,768)	(3,512)
Change in fair value of warrant liabilities	(41,146)	(55,509)
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	3,358,900	3,539,000

Total other expense	(313,334)	(221,245)

Net loss	$(18,822,180)	$(25,986,943)

Deemed dividends attributable to preferred stock	(3,947,713)	(32,308,787)

Net loss applicable to common stockholders	(22,769,893)	(58,295,730)

Net loss per share, basic and diluted	$(1.06)	$(2.81)
Weighted average shares used in computing net loss per share, basic and diluted	21,557,062	20,737,470

Comprehensive loss:
Net loss	$(18,822,180)	$(25,986,943)
Unrealized holdings gains (losses) arising during the period, net of reclassification adjustments included in net loss	15,841	8,159
Comprehensive loss	$(18,806,339)	$(25,978,784)

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated other
	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	Total equity
Balance at January 1, 2010	—	$—	19,912,493	$19,912	$117,632,111	$(24,000)	$(135,124,216)	$(17,496,193)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	—	—	744,376	—	—	744,376

Issuance of shares under employee stock purchase plan	—	—	57,677	58	35,238	—	—	35,296

Issuance of shares upon exercise of warrants	—	—	1,264,137	1,264	1,537,357	—	—	1,538,621

Issuance of Series A-1 redeemable, convertible preferred stock, net of issuance costs of $1,431,781, and fair value of investors’ right to acquire future shares of Series A-1 and A-2 preferred stock	400,000	29,898,219	—	—	—	—	—	—

Additional Series A-1 redeemable, convertible shares issued upon completion of second closing	12,562	745,000	—	—	(745,000)	—	—	(745,000)

Beneficial conversion feature on Series A-1 redeemable, convertible preferred stock	—	(29,898,219)	—	—	29,898,219	—	—	29,898,219

Deemed dividend attributable to beneficial conversion feature on Series A-1 redeemable, convertible preferred stock		29,898,219			(29,898,219)			(29,898,219)

Issuance of warrants related to Series A-1 redeemable, convertible preferred stock	—	—	—	—	37,874	—	—	37,874

Unrealized gain on available-for-sale securities	—	—	—	—	—	8,159	—	8,159

Net loss	—	—	—	—	—	—	(25,986,943)	(25,986,943)

Balance at December 31, 2010	412,562	$30,643,219	21,234,307	$21,234	$119,241,956	$(15,841)	$(161,111,159)	$(41,863,810)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	—	—	883,860	—	—	883,860

Issuance of shares under employee stock purchase plan	—	—	39,998	40	16,279	—	—	16,319

Fair value of warrants issued to nonemployee as partial payment of services rendered	—	—	—	—	56,209	—	—	56,209

Issuance of shares upon exercise of employee stock options	—	—	72,395	73	49,948	—	—	50,021

Stock-based compensation of restricted stock and issuance of shares upon vesting	—	—	179,192	179	83,481	—	—	83,660

Issuance of shares upon exercise of warrants	—	—	252,920	253	303,251	—	—	303,504

Extinguishment of warrant liability upon exercise of warrants	—	—	—	—	252,448	—	—	252,448

Unrealized holdings gains (losses) arising during the period	—	—	—	—	—	17,600	—	17,600

Reclassification of realized gains (losses) included in net income	—	—	—	—	—	(1,759)	—	(1,759)

Net loss	—	—	—	—	—	—	(18,822,180)	(18,822,180)

Balance at December 31, 2011	412,562	$30,643,219	21,778,812	$21,779	$120,887,432	$—	$(179,933,339)	$(59,024,128)

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,822,180)	$(25,986,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,137	158,721
Share-based compensation to employees for services	967,520	744,376
Amortization of discount and debt issuance costs	846,622	1,031,779
Loss on disposal of equipment	—	3,002
Fair value of warrants issued to nonemployee as partial payment of services rendered	56,209	—
Loss on investments	70,355	—
Change in fair value of warrant liability	41,146	55,509
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	(3,358,900)	(3,539,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(256,396)	(148,480)
Increase (decrease) in accounts payable and accrued liabilities	(1,495,032)	2,024,907
Net cash used in operating activities	(21,855,519)	(25,656,129)

Cash flows from investing activities:
Purchase of property and equipment	(70,336)	(6,499)
Proceeds from maturities and sales of available-for-sale securities	18,013,232	5,245,500
Purchase of available-for-sale securities	—	(23,228,440)
Net cash provided by investing activities	17,942,896	(17,989,439)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	353,524	85,862
Issuance of shares under the employee stock purchase plan	16,319	—
Payments on capital leases	(1,955)	(43,586)
Proceeds from private placement of Series A-1 preferred stock for $40 million less cash issuance costs of $1.4 million	—	38,606,093
Net cash provided by financing activities	367,888	38,648,369

Net decrease in cash and cash equivalents	(3,544,735)	(4,997,199)
Cash and cash equivalents, beginning of period	4,573,254	9,570,453
Cash and cash equivalents, end of period	$1,028,518	$4,573,254
Supplemental disclosures of cash flow data:
Cash paid for interest	$2,708,750	$2,708,750
Supplemental disclosures of noncash financing activities:
Unrealized gain (loss) on available-for-sale securities	$17,600	$8,159
Fair value of warrants issued to nonemployee as partial payment of services rendered	$56,209	$37,874
Extinguishment of warrant liabilities, net of cash proceeds from warrant exercise	$252,448	$1,488,055

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

NOTE 1.  BUSINESS DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY

Business

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in San Mateo, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following product candidates:

●
Marqibo® (vincristine sulfate liposomes injection), the Company’s lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vincristine. The Company is currently developing Marqibo primarily for the treatment of adult acute lymphoblastic leukemia, or ALL. In July 2011, the Company submitted a new drug application, or NDA, to the Food and Drug Administration, or FDA, seeking accelerated approval of Marqibo for the treatment of adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In August 2011, the Company received a Special Protocol Assessment, or SPA, agreement from the FDA for its planned Phase 3 confirmatory study of Marqibo in newly diagnosed ALL. In September 2011, the FDA accepted the Company’s NDA for Marqibo for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and informed the Company that the action date for the FDA under the Prescription Drug User Fee Act, referred to as the PDUFA date, would be May 13, 2012.  In July 2011, the first patient was dosed in a Phase 1 trial in children and adolescents with solid tumors and hematological malignancies, including ALL, being conducted at the National Cancer Institute in Bethesda, MD.  Additionally, in November 2011, the first patient was enrolled in a European Phase 3 trial of Marqibo being conducted by the German High-Grade Lymphoma Study Group in elderly patients with newly diagnosed aggressive Non-Hodgkin’s Lymphoma, or NHL.

●
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, the Company entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  The Company agreed to provide supplies of MTL in connection with the Mayo Clinic study.

●	Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan.

●	Alocrest™ (vinorelbine liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine.

Basis of Presentation and Liquidity

The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the instructions to Form 10-K, as promulgated by the Securities and Exchange Commission (the “SEC”).

As of December 31, 2011, the Company had a stockholder's accumulated deficit of approximately $179.9 million, and for the fiscal year ended December 31, 2011, the Company experienced a net loss of $18.8 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  The Company currently has only a limited supply of cash available for operations. As of December 31, 2011, the Company had aggregate cash and cash equivalents and available-for-sale securities of $1.1 million.

On January 9, 2012, the Company entered into an Investment Agreement with certain investors pursuant to which the Company issued and sold to the investors an aggregate of 110,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”), stated value $100 per share, at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The Investment Agreement provides that, from the date of the Investment Agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of the Company’s Series A-3 Convertible Preferred Stock (the “Series A-3 Preferred”) at a purchase price of $100 per share. The Company had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred” and, collectively with the Series A-2 Preferred and the Series A-3 Preferred, the “Series A Preferred”) for an aggregate purchase price of $40.0 million.

As described in Note 3 below, the Company and certain affiliates of Deerfield Management, LLC (collectively, “Deerfield”) had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010.  In connection with the entry into the Investment Agreement, on January 9, 2012, the Company and Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, the Company will satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred in lieu of cash.

Even considering the $11 million gross proceeds pursuant to the January 2012 Investment Agreement, the Company currently does not have enough capital resources to fund its planned activities beyond mid-2012 and the accompanying financial statements reflect substantial doubt about the Company’s ability to continue as a going concern, which is also stated in the report from its auditors on the audit of the Company’s financial statements as of and for the year ended December 31, 2011.  The Company’s plan of operation for the year ending December 31, 2012 is to continue implementing our business strategy, including obtaining FDA approval of its main product candidate, Marqibo, and continued development of the Company’s clinical trials for Marqibo and other drug candidates.  The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company will be unable to continue development of its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.

Management can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to significantly curtail planned development to maintain operations before the end of 2012.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities and investors’ rights to purchase shares of Series A-1 Preferred and Series A-2 Preferred (see Note 4 below), the computation of beneficial conversion feature and the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with FASB ASC 320.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  We assess whether temporary or other-than-temporary unrealized losses on our marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because we have determined that all of our debt and marketable equity securities previously held were available-for-sale, unrealized gains and losses were reported as a component of accumulated other comprehensive gain (loss) in stockholders’ equity.  Other-than-temporary unrealized losses related to our investment in marketable equity securities were recorded in the consolidated statement of operations. The Company disposed of its investment in debt and marketable equity securities to fund operations through the end of 2011.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, and accounts payable. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s warrant liabilities is discussed in Notes 6.  The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-1 Preferred and Series A-2 Preferred (see Note 4 below), which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense). The fair value of the Company’s financial instruments is discussed in Notes 4 and 6.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Tenant improvement costs are depreciated over the shorter of the life of the lease or their economic life, and equipment, computer software and furniture and fixtures are depreciated over three to five years.

Debt Issuance Costs

As discussed in Note 3 below, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are being amortized over the life of the related loan using the interest method

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-1 Preferred and Series A-2 Preferred, which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense). The fair value of the Company’s financial instruments is discussed in Notes 4 and 6.

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

A significant amount of the Company’s research and development activities related to clinical study activity and are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. Expense incurred for these contracted activities are based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, the Company’s estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

Pursuant to a clinical trial research agreement with the German High-Grade Lymphoma Study Group, the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  These costs are based upon the achievement of certain milestones related to patient enrollment and data provision. These payments are accrued for upon the achievement of patient enrollment and data provision milestones or when the achievement of such milestones becomes highly probable.  Milestone payments are expensed in the period the milestone is reached.  The Company also entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial.  The Company’s obligation is limited to the provision of Marqibo for patients enrolled in the study.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC TOPIC 718 “Compensation – Stock Compensation .”  The Company has adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the operating expense for each reporting period.  Refer to Note 5 for further information regarding the required disclosures related to share-based compensation.

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

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. Refer to Note 7.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations, total assets, accumulated deficit or stockholders’ deficit.

Recent Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 requires entities to report items of other comprehensive income on either part of a single contiguous statement of comprehensive income or in a separate statement of comprehensive income immediately following the statement of income. On December 23, 2011, the FASB issued an update to this pronouncement, ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company has early adopted this pronouncement as of December 31, 2011.

NOTE 3.  FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires, among other things, that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements. The Company is also prohibited from disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon entering into the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, of which the entire amount was outstanding at December 31, 2011. There are no additional draws available under the Facility Agreement.

Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to June 30, 2015.  The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.  On January 9, 2012, the Company and Deerfield entered into a second amendment to the Facility Agreement that required the Company to satisfy its interest payments for the quarters ending December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 by the issuance of a number of whole shares of Series A-2 Preferred. The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible.

The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.5%.  As of December 31, 2011, the Company had accrued $0.7 million in interest payable, which was satisfied in January 2012 by the issuance of 6,826 shares of Series A-2 Preferred and minor cash consideration in lieu of fractional shares.  The fair value of the loan payable as of December 31, 2011 was $15.6 million.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of December 31, 2011, the remaining debt discount is approximately $3.5 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the twelve months ended December 31, 2011 and 2010:

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2011
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,160)	—	—	693	(3,467)
Carrying value	$23,340				$24,033

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2010
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,903)	—	—	743	(4,160)
Carrying value	$22,597				$23,340

A summary of the debt issuance costs and changes during the periods ending December 31, 2011 and 2010 is as follows:

	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on December 31,
($ in thousands)
2011	$905	$(154)	$751

($ in thousands)
2010	1,194	$(289)	$905

NOTE 4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Private Placement of Preferred Stock

On June 7, 2010, the Company, Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (collectively, “Warburg Pincus”) and Deerfield (together with Warburg Pincus, the “Purchasers”) entered into an Investment Agreement pursuant to which the Company issued and sold to the Purchasers an aggregate of 400,000 shares of Series A-1 Preferred at the stated value of $100 per share for an aggregate purchase price of $40 million.

The Investment Agreement also provided that the Purchasers had the right, but not the obligation, to make additional investments in the Company as follows:

•
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for the first of its product candidates (“Marketing Approval Date”), the Purchasers may have purchased up to an additional 0.2 million shares of Series A-1 Preferred at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

•
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers may have purchased up to an aggregate of 400,000 shares of Series A-2 Preferred at the stated value of $100 per share for an aggregate purchase price of $40 million (“Subsequent Investment”).

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

Terms of the Preferred Shares

During the period prior to the Company obtaining Stockholder Approval on September 2, 2010, the Series A-1 Preferred was subject to the following initial terms:

•	the stated value of the Series A-1 Preferred, initially $100 per share, accreted at a rate of 12% per annum;;

•
each share of Series A-1 Preferred was convertible into shares of the Company’s common stock at a conversion price of $0.5152 per share, subject to the limitation on the number of shares of common stock then available for issuance;

•
the Series A-1 Preferred was redeemable at the holders’ election any time after December 7, 2010, at a redemption price equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred, plus any unpaid dividends accrued thereon and (ii) market value of common stock shares the holder would receive if the Series A-1 Preferred is converted into common stock immediately prior to the redemption.

As a result of the Company obtaining Stockholder Approval on September 2, 2010, the terms of the Series A-1 Preferred were adjusted to have the following material terms (hereafter the “Series A-1 Revised Terms”):

•
the stated value of the Series A-1 Preferred, initially $100 per share, accretes at a rate of 9% per annum for a five-year term, compounded quarterly, and following such five-year term, the holders are thereafter entitled to cash dividends at 9% of the accreted stated value per annum, payable quarterly;

•	each share of Series A-1 Preferred is convertible into shares of the Company’s common stock at a conversion price of $0.736 per share;

•
upon a liquidation of the Company, as defined, including a change in control of the Company, holders of the Series A-1 Preferred would be entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-1 Preferred and (ii) the amount which the holder would have received if the Series A-1 Preferred had been converted into common stock immediately prior to the liquidation; and

•	the Series A-1 Preferred is not redeemable except as noted above.

On September 10, 2010, the Company and the Purchasers conducted a second closing pursuant to the terms of the Investment Agreement, which is referred to herein as the Second Closing. In addition to the Stockholder Approval, the Purchasers’ obligations to complete the Second Closing were subject to a number of customary closing conditions, including the continued accuracy of the representations and warranties made by the Company in the Investment Agreement and the Company’s compliance with its contractual obligations thereunder. At the Second Closing, the shares of Series A-1 Preferred that were originally sold and issued on June 7, 2010 automatically became subject to the Series A-1 Revised Terms.  In addition, the Company issued to the Purchasers an additional 12,562 shares of Series A-1 Preferred in satisfaction of an aggregate of $1.2 million in accretion on the initial 400,000 shares of Series A-1 Preferred since their issuance date on June 7, 2010.

The terms of the Series A-2 Preferred established in June 2010 were identical to the Series A-1 Revised Terms, except the conversion price was $1.104 per share.

In accordance with the terms of the Investment Agreement, the Warburg Purchasers have the right to designate five out of nine members of the Company’s Board of Directors.  The Purchasers also received certain other rights including registration rights for all securities contemplated in the Investment Agreement and the right to participate in any future financing transactions.

The Purchasers were not permitted to transfer or sell preferred stock until the earlier of (a) June 7, 2011 for the initial 400,000 shares of Series A-1 Preferred issued on June 7, 2010, and the applicable first anniversary date of the applicable closing date for the future tranches of shares of Series A-1 Preferred or Series A-2 Preferred, (b) June 7, 2012, or (c) the date following the first period of 20 consecutive trading days during which the closing price of the Company’s common stock exceeds 200% of the conversion price. Transfer and sale restrictions could also lapse upon occurrence of certain other events.

Additionally, as a condition to the initial closing under the Investment Agreement, the Company and Deerfield amended the Facility Agreement.  The maturity date of the principal outstanding pursuant to the loan under the Facility Agreement was extended from October 30, 2013 to June 30, 2015.

On January 9, 2012, the Company and the Purchasers agreed to amend the Investment Agreement in order to facilitate the Company’s sale and issuance of Series A-2 Preferred on such date pursuant to a second investment agreement.  See Note 17, “Subsequent Events,” below.

Accounting Treatment

The Company allocated the proceeds from the financing between the issued shares of Series A-1 Preferred and the Purchasers’ rights to purchase additional shares of Series A-1 Preferred and Series A-2 Preferred in connection with the Additional Investments and Subsequent Investments.

●
Outstanding Series A-1 Preferred – Due to certain contingent redemption features of this instrument, the Company classified the 400,000 shares of Series A-1 Preferred sold on June 7, 2010 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet.  The Company recorded the residual value of these shares as $29.9 million on June 7, 2010, net of transaction costs of $1.4 million and $8.7 million allocated to the rights to purchase additional Preferred Stock in the future.  When the 400,000 shares of Series A-1 Preferred were issued on June 7, 2010, approximately 121,000 shares were convertible due to the limited remaining authorized shares of common stock available for conversion.  At the Second Closing, the remaining 279,000 shares of Series A-1 Preferred became convertible when the Reverse Stock Split and the additional shares of common stock were authorized.  At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred from June 7, 2010, when the shares were issued through the Second Closing.  The carrying value of the Series A-1 Preferred was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced shareholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred were convertible upon issuance.  The total recorded value of all Series A-1 Preferred issued as of December 31, 2011 is $30.6 million.  As of December 31, 2011, the outstanding Series A-1 Preferred was convertible into approximately 63 million shares of common stock, including total value accreted since the issuance date of the Series A-1 Preferred.

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

As of the December 31, 2011 valuation date, the Company was negotiating with the Purchasers for a new round of financing. Those negotiations resulted in the parties entering into a new investment agreement on January 9, 2012, providing for the sale and issuance by the Company of $11 million of Series A-2 Preferred and options to purchase Series A-3 Preferred, a newly designated class of preferred stock.  See Note 17, “Subsequent Events,” below.  As part of the proposed transaction, as of the December 31, 2011 valuation date, the options to purchase Series A-1 Preferred and Series A-2 Preferred under the 2010 Investment Agreement would be replaced by the option to purchase Series A-3 Preferred.  Based upon the circumstances that existed as of December 31, 2011, the options were valued to consider the impact of the then impending transaction.  These factors were considered to adhere to the standard of value in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Preferred Stock outstanding as of December 31, 2011 and December 31, 2010 and the changes in the valuation in the periods then ended.

2011 (In thousands)	Fair Value at January 1, 2011	Net change in fair value of liabilities	Fair Value at December 31, 2011
Investors’ rights to purchase additional shares of Series A-1 and A-2 Preferred Stock	$5,131	(3,359)	$1,772

2010 (In thousands)	Fair Value at June 7, 2010(1)	Net change in fair value of liabilities	Fair Value at December 31, 2010
Investors’ rights to purchase additional shares of Series A-1 and A-2 Preferred stock	$8,670	(3,539)	$5,131

(1)  The initial valuation date of the option to purchase additional shares of Series A-1 Preferred and Series A-2 Preferred is the date of the execution of the Investment Agreement with Warburg Pincus and Deerfield, or June 7, 2010.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase additional shares of Series A-1 Preferred and Series A-2 Preferred during the twelve months ended December 31, 2011 and 2010:

Twelve Months Ended December 31,
	2011	2010

Risk-free interest rate	0.05 – 0.25%	0.29 – 0.50%
Expected life (in years)	0.5 – 0.8	0.9 – 1.5
Volatility	0.71 – 0.99	1.03 – 1.09
Dividend yield	8.68 – 8.80%	8.4 – 11.4%

●
Beneficial Conversion Feature – Because the conversion price of the shares of preferred stock was less than the fair value of common stock at the date preferred stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 Preferred, the BCF is immediately accreted to the preferred shares as a deemed preferred stock dividend.   The Company has recognized aggregate BCF of $29.9 million related to the shares of preferred stock in June 2010 and this amount is included in the total value of preferred stock of $30.6 million as of December 31, 2011.  There has been no additional BCF recorded in the twelve months ended December 31, 2011.

●
Accretion on Preferred Stock - For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing), the 400,000 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value from the transaction date through December 31, 2011 was $6.4 million, including $1.0 million and $3.9 million for the three and twelve months ended December 31, 2011, respectively.  The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to holders of preferred stock and the loss attributable to holders of common stock is increased by the value of the accretion for the period.  Accretion on preferred stock accounts for the $3.9 million and $2.4 million in deemed dividends to holders of preferred stock through the twelve months ended December 31, 2011 and 2010, respectively.

NOTE 5.  STOCKHOLDERS' DEFICIT

As a result of the one-for-four reverse stock split the Company implemented at the close of business on September 10, 2010 (the “Reverse Stock Split”), the number of resulting outstanding shares of common stock and share-based compensation awards was determined by dividing the number of outstanding shares and share-based compensation awards by four.  The resulting per share exercise price of outstanding stock options and warrants was determined by multiplying the exercise price prior to the Reverse Stock Split by four.  All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.

Stock Incentive Plans. As of December 31, 2011, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of our common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of three years and expire ten years from the date of grant. Additionally, the Company has an Employee Stock Purchase Plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including our subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. As of December 31, 2011, the total number of shares of our common stock available for grants of awards to participants under the 2010 Plan was 8.5 million shares.  On February 17, 2012, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the number of shares of the Company’s common stock issuable thereunder from 8,500,000 to 10,000,000.  See Note 17, “Subsequent Events,” below.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at December 31, 2011 and December 31, 2010 and changes in outstanding options in the twelve months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2010	1,209	$7.2

Options granted	5,982	.56
Options exercised	—	—
Options cancelled	(442)	7.39
Outstanding December 31, 2010	6,749	$1.32	9.3	$7

Options granted	302	$.78
Options exercised	(72)	.69
Options cancelled	(948)	1.92
Outstanding December 31, 2011	6,031	$1.20	8.3	$2
Exercisable at December 31, 2011	2,375	$2.20	7.4	$2

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable (in 000’s)	Weighted Average Exercise Price
$ 0.28 - $ 0.77	5,219	$0.55	8.8 yrs	1,669	$0.57
$ 0.78 - $ 4.48	542	2.92	6.4 yrs	436	3.37
$ 4.49 - $ 9.20	208	6.68	4.4 yrs	208	6.68
$ 9.21 - $ 43.92	62	22.97	2.5 yrs	62	22.97

$ 0.28 - $ 43.92	6,031	$1.20	8.3 yrs	2,375	$2.20

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2011 and 2010 was $0.63 and $0.44, respectively.  During the years ended December 31, 2011 and 2010, the Company recorded share-based compensation cost from all equity awards to employees of $1.0 million and $0.7 million, respectively.

The total intrinsic value of options exercised during the twelve months ended December 31, 2011 was $0.1 million. No options were exercised during the twelve months ended December 31, 2010.

As of December 31, 2011, we estimate that there is $1.4 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of common stock. The price of each share will not be less than the lower of 85% of the fair market value of common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of common stock on the last trading day of the purchase period. A total of 187,500 shares of common stock were initially reserved for issuance under the 2006 Plan.  On July 15, 2011, the Company’s Board of Directors approved an additional 150,000 shares of common stock available for issuance under the 2006 Plan. The Company issued 8,465 shares of common stock on January 11, 2011 and 31,533 shares of common stock on July 11, 2011. The Company also issued 10,751 shares of common stock on January 10, 2012 pursuant to the 2006 Plan. As of the date of this Report, 146,943 shares of common stock are remaining under the 2006 Plan.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the twelve months ended December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Stock options
Risk-free interest rate	1.55 – 2.24%	2.35 - 3.05%
Expected life (in years)	5.5 - 6.02	5.5 - 6.02
Volatility	1.07 – 1.09	0.99 – 1.02
Dividend Yield	0%	0%
Employee stock purchase plan
Risk-free interest rate	0.19 - 1.14%	0.19 - 0.61%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	0.98 – 2.07	1.18 – 1.89
Dividend Yield	0%	0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and uses the assumptions as allowed by ASC 718, “Compensation – Stock Compensation .”  Through October 2010, as allowed by ASC 718-10-55, companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility was based on the average expected volatilities of a sampling of other peer companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  For options issued after October 2010, the Company used its own historical data to estimate expected volatility.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, “ Share-Based Payment ”, it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based awards.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on our historical information, the Company currently estimates that 23% annually of its stock options awarded with annual vesting mechanisms will be forfeited.

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account.  Therefore, these amounts are no longer included in our gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded in equity when they reduce cash taxes payable.

Common Stock Warrants.  As of December 31, 2011, the Company had outstanding warrants to purchase an aggregate of approximately 2.0 million shares of its common stock, all of which were available for exercise. On December 31, 2011, the Company issued a five-year warrant to purchase 0.2 million shares of common stock at an exercise price of $0.41 as partial payment for financial advisory services provided in connection with the transactions contemplated by the January 2012 Investment Agreement.

At December 31, 2011, there are outstanding Series A warrants to purchase an aggregate of 0.6 million shares of common stock and Series B warrants to purchase an aggregate of 1.1 million shares of common stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred on June 7, 2010. A total of 0.2 million warrants are outstanding in connection with the transactions contemplated by the June 2010 and January 2012 Investment Agreements.

In May 2011, an investor exercised Series B warrants to purchase 0.3 million shares of common stock.  The Company received total cash proceeds of $0.3 million from the exercise.  Refer to Note 6 below.

The following table summarizes the warrants outstanding as of December 31, 2011 and 2010 and the changes in outstanding warrants in the twelve month periods then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2010	3,686	$2.64
Warrants granted	54	0.92
Warrants cancelled	(439)	14.61
Warrants redeemed	--	--
Warrants exercised	(1,264)	0.04
Warrants outstanding December 31, 2010	2,037	2.99
Warrants granted	183	0.41
Warrants cancelled	--	--
Warrants exercised	(253)	1.20
Warrants outstanding December 31, 2011	1,967	$0.76

NOTE 6.  WARRANT LIABILITIES

The Company had outstanding warrants to purchase 2.0 million shares of common stock that were classified as liabilities on the balance sheet as of December 31, 2011 and 2010.  The fair value of the warrants classified as liabilities was $0.5 million and $0.7 million on December 31, 2011 and 2010, respectively.

In May 2011, the Company issued 0.3 million shares of common stock pursuant to the exercise of a warrant.  The Company recorded a loss of $0.1 million related to the revaluation of the warrant liability on the date of exercise and extinguished $0.3 million of liabilities related to the potential redemption of these warrants.  In May 2010, the Company issued 1.3 million shares of common stock pursuant to the exercise of a Series A warrant.  The Company recorded a loss of $0.6 million related to the revaluation of the warrant liability on the date of exercise and extinguished $0.9 million of liabilities related to the potential redemption of these warrants.  The warrant liability was reduced by $1.5 million upon the exercise of the Series A warrants.

During the twelve months ended December 31, 2011 and 2010, the Company recognized a loss of $0.1 million and $0.1 million, respectively, related to the revaluation of the warrant liabilities.  The following table summarizes the fair value of warrants classified as liabilities and outstanding as of December 31, 2011 and 2010 and the changes in the valuation in the twelve month periods then ended:

($ in thousands)	Fair value Value at January 1,	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities	Fair Value at December 31,
2011
Warrants classified as liabilities	$713	$(252)	$41	$502

2010
Warrants classified as liabilities	$2,146	(1,489)	56	$713

All warrants that were classified as liabilities as of December 30, 2011 and December 31, 2010 were issued to various investors pursuant to the October 2009 private placement.  The warrants issued were Series A and Series B Warrants as discussed in Note 5.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if we were unable to maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to warrants outstanding during the twelve months ended December 31, 2011 and 2010, respectively:

	Twelve Months Ended December 31,
	2011	2010
Warrant liabilities
Risk-free interest rate	.83 – 2.24%	1.91 - 3.28%
Expected life (in years)	4.77 – 5.5	5.77 - 6.52
Volatility	0.98 – 1.04	0.92 - 0.99
Dividend Yield	0%	0%

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

Basic and diluted net loss per share was determined as follows:

	Twelve Months Ended
	December 31,
(in thousands, except per share amounts)	2011	2010
Net loss	$(18,822)	$(25,987)
Deemed dividend to preferred shareholders, additional accretion	(3,948)	(2,411)
Deemed dividend to preferred shareholders, BCF	--	(29,898)

Net loss applicable to common stock	(22,770)	(58,296)

Weighted average shares used in computing net loss per share, basic and diluted	21,557	20,737

Net loss per share, basic and diluted	$(1.06)	$(2.81)

Deemed dividends to the holders of Series A-1 Preferred include the beneficial conversion feature related to the conversion feature of the shares of Series A-1 Preferred issued under the June 7, 2010 Investment Agreement with Warburg Pincus and Deerfield, as well as the accretion on these same shares pursuant to such agreement.

The securities in the table below were excluded from the computation of diluted net loss per common share for the twelve months ended December 31, 2011 and 2010 because such securities were anti-dilutive during the periods presented:

(in thousands)	2011	2010
Warrants	1,967	2,037
Stock options and Employee Stock Purchase Plans	6,178	6,797
Convertible redeemable preferred stock	62,987	57,623

Total	71,132	66.457

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

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis for the year ended December 31, 2011 and December 31, 2010:

2011
(in $ thousands)	Level 1	Level 2	Level 3(1)	Total
Assets
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Warrant liabilities	—	—	$502	$502
Right to purchase future Series A-1 and A-2 preferred stock	—	—	1,772	1,772
Total	$—	$—	$2,274	$2,274

2010
(in $ thousands)	Level 1	Level 2	Level 3(1)	Total
Assets
Available-for-sale equity securities	$74	$—	$—	$74
Available-for-sale debt securities	—	17,994	—	17,994
Total	$74	$17,994	$—	$18,068
Liabilities
Warrant liabilities	—	—	$713	$713
Right to purchase future Series A-1 and A-2 preferred stock	—	—	5,131	5,131
Total	$—	$—	$5,844	$5,844

(1)  See Notes 4 and 6 of these Notes to the Financial Statements for a roll forward of the Company’s Level 3 Assets for the twelve months ended December 31, 2011 and 2010.

NOTE 9. AVAILABLE-FOR-SALE SECURITIES

On December 31, 2011, the Company had no available-for-sale securities.  As of December 31, 2010, the Company had $18.1 million in total available-for-sale securities consisting of equity and debt investments that were disposed of during 2011.  All the Company’s U.S. treasury obligation investments previously held were in securities with original maturities less than twelve months.  The following table summarizes the investments classified as available-for-sale securities during the twelve months ended December 31, 2011 and 2010:
December 31, 2011 (in $ thousands)	Input Level	Amortized or Historical Cost	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Fair Value
Money market funds		$—	$—	$—	$—
U.S. treasury obligations		—	—	—	—
Equity securities		—	—	—	—
Total available-for-sale securities		—	—	—	—
Less: amounts classified as cash equivalents		—	—	—	—
Amounts classified as available-for-sale securities		$—	$—	$—	$—

December 31, 2010 (in $ thousands)	Input Level	Amortized or Historical Cost	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Fair Value
Money market funds	2	$—	$—	$—	$2,016
U.S. treasury obligations	2	17,992	2	—	17,994
Equity securities	1	92	—	(18)	74
Total available-for-sale securities		20,100	2	(18)	20,084
Less: amounts classified as cash equivalents		2,016	—	—	2,016
Amounts classified as available-for-sale securities		$18,084	$2	$(18)	$18,068

NOTE 10.  OTHER ASSETS

Other assets consist of the following at December 31:

(in $ thousands)	2011	2010
Direct financing costs	$462	$--
Prepaid expenses	140	176
Security deposit	31	--
Accounts receivable	2	78
Total	$635	$254

Direct costs incurred from the transactions contemplated by the January 2012 Investment Agreement will be deferred until the issuance of the shares of Series A Preferred. These costs will be reclassified as a reduction to equity upon the execution of the Investment Agreement and subsequent issuance of shares. As of December 31, 2011, the Company deferred approximately $0.5 million in direct financing costs.

NOTE 11.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2011	2010
Property and equipment: (in $ thousands)
Furniture & fixtures	$71	$53
Computer hardware	277	252
Computer software	220	212
Manufacturing equipment	164	164
Tenant improvements	163	144
	895	825
Less accumulated depreciation	(823)	(728)
Property and equipment, net	$72	$97

For the years ended December 31, 2011 and 2010, depreciation expense was approximately $0.1 million and $0.2 million, respectively.

NOTE 12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

(in $ thousands)	2011	2010
Trade accounts payable	$1,633	$1,725
Clinical research and other development related costs	1,173	2,340
Accrued personnel related expenses	800	1,202
Interest payable	683	683
Accrued trade payables	268	102
Total	$4,557	$6,052

NOTE 13. INCOME TAXES

There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2011 and 2010 because of the Company’s operating losses.

The components of deferred tax assets (there were no deferred tax liabilities) as of December 31, 2011 and 2010 are as follows:

Deferred tax assets consist of the following:	December 31,
(in $ thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$13,711	$6,709
Research and development credit	4,573	2,504
Capitalized research costs	24,634	23,996
Stock-based compensation	1,357	1,386
Accruals and reserves	80	474
Total deferred tax asset	44,355	35,069
Less valuation allowance	(44,355)	(35,069)
Net deferred tax asset	$—	$—

(1)  The Company’s deferred tax asset and valuation allowance relating to stock-based compensation as of  December 31, 2010 was corrected  to properly account for the effect of stock option exercises, cancellations, forfeitures, and expirations, resulting in a decrease of $6.2 million in the gross deferred assets and valuation allowance.   Such correction had no impact on the results of operations or the Company’s financial position.

A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	For the Years Ended,
	December 31, 2011	December 31, 2010
Footnote Disclosure:
Tax Benefit at Federal Statutory Rate	34.0%	34.0%
State Taxes, Net of Federal Benefit	5.8%	5.8%
Permanent Book/Tax Differences	(4.3)%	(2.6)%
Gain/loss on Call Options	7.1%	5.4%
Tax Credits	11.0%	(8.7)%
Change in Valuation Allowance	(53.6)%	(34.5)%
Provision (Benefit) for Taxes	0.0%	0.0%

As of December 31, 2011, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $34.1 million $32.2 million respectively.  The net operating loss carryforwards expire in various amounts for federal tax purposes from 2022 through 2030 and for state tax purposes from 2018 through 2030.   As of December 31, 2011, the Company also had research and development credit carryforwards of approximately $0.3 and $1.4 million for federal and state tax reporting purposes and orphan drug credit carryforwards of approximately $2.9 million for federal purposes. The research and development credit carryforwards will expire in 2030 for federal purposes and carryforward indefinitely for state purposes. The orphan drug credit carry forward expires in 2030 for federal purposes.

Management maintains a valuation allowance for its deductible temporary differences (i.e. deferred tax assets) when it concludes that it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced. The Company’s valuation allowance increased by $9.3 million and decreased by $15.6 million in the years ended December 31, 2011 and 2010, respectively.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a Section 382 analysis through December 31, 2010 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, the Company has undergone three ownership changes as defined in Section 382 of the Internal Revenue Code. The first ownership change occurred on July 21, 2004, the second ownership change occurred on July 31, 2007, and the third ownership change occurred on June 7, 2010.  No additional ownership changes occurred through December 31, 2011. Net operating loss carryovers presented have accounted for any limited and potential lost attributes due to the ownership changes and expiration dates.

The Company has adopted the provisions of FIN 48 as of January 1, 2007, which is now codified as part of ASC 740. The total amount of unrecognized tax benefits as of December 31, 2011 was $1.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in $ thousands)	2011	2010
Balance as of January 1	$782	$954
Additions for current year tax positions	538	624
Reductions for current year tax positions	-	-
Additions for prior year tax positions	-	14
Reductions for prior year tax positions	(1)	-
Settlements	-	-
Reductions related to 382 limitations	-	(810)
Balance as of December 31	$1,319	$782

None of the unrecognized tax benefits as of December 31, 2011 would affect the Company’s effective tax rate if recognized. As the Company would currently need to increase their valuation allowance for any additional amounts benefited, the effective rate would not be impacted until the valuation allowance was removed.

Penalties and interest expense related to income taxes are included as a component of other expense and interest expense, respectively, if they are incurred.  For the years ended December 31, 2011 and 2010, no penalties or interest expense related to income tax positions were recognized. The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly in the next twelve months.

The Company is subject to federal and California state income tax. As of December 31, 2011, the Company’s federal returns for the years ended 2002 through the current period and state returns for the years ended 2004 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Agreements. The Company had previously entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices were located until March 15, 2011.  This lease expired on March 31, 2011. On February 10, 2011, the Company entered into a 17-month sublease for property at 2207 Bridgepointe Parkway in San Mateo, California, which commenced on March 1, 2011.  The total cash payments due over the remaining sublease period, as of December 31, 2011, are $0.1 million.

Approximate expenses associated with operating leases were as follows:

	Years Ended December 31,
(in $ thousands)	2011	2010
Rent expense	$255	$487

Clinical Trial Agreement. In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of December 31, 2011, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $11.1 million and $13.2 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company is under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient. No amounts have been accrued as of December 31, 2011 in connection with this arrangement.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of the Company’s global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. The Company anticipates the enrollment of the first subject in the HALLMARQ study to occur prior to the end of the second quarter of 2012.  Direct costs associated with the HALLMARQ study are estimated to be approximately $42.5 million over a period of five years.  As of December 31, 2011, the Company accrued approximately $0.1 million for expenditures related to the HALLMARQ study.

In August 2011, the Company entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial that is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  In January 2012, the first patient was enrolled in the study. As of December 31, 2011, the Company accrued approximately $0.1 million for drug manufacture and related expenditures.

NOTE 16.  401(K) SAVINGS PLAN

During 2004, the Company adopted a 401(k) Plan (the “401(k) Plan”) for the benefit of its employees. The Company elects to match contributions to the 401(k) Plan equal to 100% of the first 5% of wages deferred by each participating employee. During both 2011 and 2010, the Company incurred total charges of approximately $0.2 million for employer matching contributions.

NOTE 17.  SUBSEQUENT EVENTS

2012 Investment Agreement

On January 9, 2012, the Company entered into an Investment Agreement (the “2012 Investment Agreement”) with Warburg Pincus and Deerfield (collectively, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11,000,000.  The 2012 Investment Agreement provides that, from the date of the agreement until the first anniversary of the Company’s receipt of marketing approval from the Food and Drug Administration for any of its product candidates (the “Marketing Approval”), the Purchasers have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share.

As discussed above under Note 4, “Redeemable Convertible Preferred Stock,” the Company had previously entered into an Investment Agreement dated June 7, 2010 (the “2010 Investment Agreement”), pursuant to which Warburg Pincus and Deerfield purchased an aggregate of 400,000 shares of Series A-1 Preferred).   Further, as discussed above under Note 3, “Facility Agreement,” the Company and Deerfield had previously entered into a Facility Agreement dated October 30, 2007, as amended on June 7, 2010, pursuant to which the Company has borrowed from Deerfield an aggregate of $27.5 million, all of which is currently outstanding.

The terms, conditions, privileges, rights and preferences of the Series A-2 Preferred, as amended in connection with the entry into the 2012 Investment Agreement, are described in the Company’s amended and restated Certificate of Designation filed with the Secretary of State of Delaware on January 9, 2012 (the “Series A-2 Certificate”).  The Series A-2 Preferred will, with respect to both dividend rights and rights upon a liquidation or change of control, rank senior to all junior stock, including the Company’s common stock, and on parity with all parity stock, including the Company’s outstanding Series A-1 Preferred and the Series A-3 Preferred.

From the applicable date of issuance of each share of Series A-2 Preferred, and provided that by July 9, 2012, the Company obtains the requisite approval of its stockholders to amend its certificate of incorporation to increase the authorized number of shares of common stock from 350 million to 600 million (the “Stockholder Approval”), the Series A-2 Preferred, including the 110,000 shares issued January 9, 2012, shall have the following terms, among others (the “Initial Series A-2 Terms”):

•	The conversion price of the Series A-2 Preferred shall initially be $0.30 per share (subject to adjustment in certain circumstances).

•
The stated value of each share of Series A-2 Preferred will accrete at a rate of 9% per annum, compounded quarterly, for a five-year term; thereafter, cash dividends will be payable at a rate of 9% of the accreted stated value per annum, payable quarterly.

•
Upon the occurrence and during the continuance of certain material breaches by the Company of its obligations under the 2012 Investment Agreement, Series A-2 Certificate and related transaction agreements (referred to in the Series A-2 Certificate as “special triggering events”), the accretion rate and the dividend rate on the Series A-2 Preferred will increase by 3% per annum, compounded quarterly.

•
Upon any liquidation of the Company, holders of the Series A-2 Preferred are entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-2 Preferred and (ii) the amount that the holder would have received if the Series A-2 Preferred had been converted into common stock at the conversion price immediately prior to the liquidation.  Similar rights would apply upon any “change of control” of the Company (although the liquidation preference would be calculated assuming the liquidation occurred on the fifth anniversary of the date of issuance).

•	The Series A-2 Preferred is not redeemable under the Initial Series A-2 Terms.

If the Company does not obtain Stockholder Approval by July 9, 2012, then the terms of the Series A-2 Preferred will thereafter adjust, as follows (the “Revised Series A-2 Terms”):

•
The conversion price of the Series A-2 Preferred shall be reduced to an amount equal to 70% of the conversion price applicable under the Initial Series A-2 Terms (subject to adjustment in certain circumstances).

•
The stated value of each share of Series A-2 Preferred will accrete at an initial rate of 12% per annum, compounded quarterly, and increasing by 0.50% per year for a seven-year term; thereafter, cash dividends will be payable at a rate of 15.5% of the accreted stated value per annum, payable quarterly.

•
Upon any liquidation of the Company, holders of the Series A-2 Preferred would be entitled to receive a liquidation preference per share equal to the greater of (i) 250% of the then-accreted value of the Series A-2 Preferred and (ii) the amount which the holder would have received if the Series A-2 Preferred had been converted immediately prior to the liquidation (at a conversion price equal to 70% of the conversion price applicable under the Initial Series A-2 Terms, subject to adjustment).  Similar rights would apply upon any “change of control” of the Company (although the liquidation preference would be calculated assuming the liquidation occurred on the seventh anniversary of the date of issuance).

•
The holders of the Series A-2 Preferred would have the right to require the Company to redeem the Series A-2 Preferred at a redemption price equal to the greater of (i) 250% of the then-accreted value of the Series A-2 Preferred plus any unpaid dividends accrued thereon or (ii) the product obtained by multiplying the then-current market value of the underlying common stock by the number of shares of common stock then issuable upon conversion of each share of Series A-2 Preferred.

The terms, conditions, privileges, rights and preferences of the Series A-3 Preferred are described in a Certificate of Designation filed with the Secretary of State of Delaware on January 9, 2012 (the “Series A-3 Certificate”). The terms of the Series A-3 Preferred are substantially identical to the terms of the Series A-2 Preferred, except that (i) the Series A-3 Preferred would be initially convertible into common stock at a conversion price equal to $0.35 per share (subject to adjustment in certain circumstances), and (ii) because the Company’s certificate of incorporation does not currently have a sufficient number of authorized common stock available for issuance, until the Company obtains Stockholder Approval, the Series A-3 would only be convertible into a number of shares of common stock then available for issuance, which shall not be less than 105 million.

On February 27, 2012, the Company filed a definitive proxy statement with the SEC, announcing its intent to hold a special meeting of stockholders on April 5, 2012, for the purpose of obtaining the Stockholder Approval.

As described above, the Company and the Purchasers had previously entered into the 2010 Investment Agreement on June 7, 2010.  In connection with the entry into the 2012 Investment Agreement, on January 9, 2012, the Company and the Purchasers entered into an amendment to the 2010 Investment Agreement (the “Investment Agreement Amendment”).  Among other terms, the Investment Agreement Amendment eliminated the Purchasers’ rights to purchase additional shares of Series A Preferred under the 2010 Investment Agreement.

Amendment to Deerfield Facility Agreement

As described above, the Company and Deerfield had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010.  In connection with the entry into the 2012 Investment Agreement, on January 9, 2012, the Company and Deerfield entered into a Second Amendment to Facility Agreement (the “Amendment to Facility Agreement”).  Among other items, pursuant to the Amendment to Facility Agreement, the Company will satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield affiliate for each quarterly period by $100.  On January 9, 2012, in accordance with the terms of the Facility Amendment, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended December 31, 2011, by issuing an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $0.1 million.

Special Meeting of Stockholders

The Company has scheduled a Special Meeting of Stockholders on April 5, 2012, for the purpose of considering and taking action on a proposal to amend our certificate of incorporation to increase the number of authorized shares of common stock from 350,000,000 to 600,000,000. The Board of Directors of the Company has approved the foregoing proposal and recommends that the stockholders of the Company vote in its favor. Pursuant to a Voting Agreement (the “Voting Agreement”) entered into between the Company and the Purchasers as part of the transactions contemplated by the Investment Agreement, the Purchasers agreed to vote (or cause to be voted) all of its owned shares (a) in favor of approval of (1) the Stockholder Proposal and the transactions contemplated by the Investment Agreement, and (2) any other matter that is required to facilitate the transactions contemplated by the Investment Agreement; and (b) against any action or agreement that would impair the ability of the Company to obtain the Stockholder Approval or otherwise issue the Securities pursuant to the Investment Agreement, or that would otherwise be inconsistent with, prevent, impede or delay the consummation of the transactions contemplated by the Investment Agreement.  Our Board of Directors has fixed the close of business on February 13, 2012, as the record date for the determination of stockholders entitled to notice of and to vote at the Special Meeting and at any adjournment or postponement thereof.

Termination of Rights to Zensana

Pursuant to a 2004 license agreement, the Company obtained exclusive rights to Zensana (ondansetron oral spray) from NovaDel Pharma, Inc.  In 2007, the Company ceased development activities relating to Zensana and instead sublicensed its rights to Zensana to Par Pharmaceutical, Inc. pursuant to a July 2007 agreement.  At the same date, the Company and NovaDel Pharma amended and restated the 2004 license agreement.  In January 2012, following Par Pharmaceutical’s decision to cease development of Zensana, NovaDel Pharma, Par Pharmaceutical and the Company entered into agreements terminating all of the Company and Par Pharmaceutical’s rights to Zensana.  Pursuant to the termination of these license agreements, all rights to develop and commercialize the product were returned to Novadel Pharma in exchange for the Company’s right to receive certain royalty payments in connection with the product.

Amendment to 2010 Equity Incentive Plan

On February 17, 2012, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the total number of shares of the Company’s common stock issuable thereunder from 8.5 million to 10.0 million.  On the same date, the Company issued to its employees and non-employee directors stock options to purchase an aggregate of 3.3 million shares of common stock under the 2010 Plan.

Adoption of 2012 Severance Payment Plan

Effective as of February 17, 2012, the Company adopted the Talon Therapeutics, Inc. 2012 Severance Payment Plan (the “Severance Plan”).  All full-time regular employees are eligible to participate in the Severance Plan, except such employees with individual employment agreements that provide for benefits in connection with a termination of employment.  Subject to their execution and non-revocation of a general release of claims, eligible participants are entitled to the following benefits in the event their employment is terminated by the Company without cause.  Employees at the level of Vice President and higher shall receive 3 months continued base salary and health insurance coverage, which shall be increased to 6 months if such termination occurs following FDA Approval.  All other employees shall receive 2 months continued base salary and health insurance coverage, which shall increase to 3 months if such termination occurs following FDA Approval.  The Severance Plan is unfunded and all benefits payable under the plan shall be paid only from the Company’s general assets.

Adoption of 2012 Change of Control Payment Plan

Effective as of February 17, 2012, the Company adopted the Talon Therapeutics, Inc. 2012 Change of Control Payment Plan (the “Change of Control Plan”).  All full-time employees serving at and above the level of Vice President as of the time of the “change of control” transaction are eligible to receive benefits under the Change of Control Plan upon the effective time of such transaction.

The Change of Control Plan provides for total benefits payable to eligible participants in an amount equal to 7.5% of the Change of Control Proceeds exceeding the sum of (i) $40 million and (ii) the gross cash proceeds received by the Company in an equity financing completed on or after January 1, 2012 (the “Plan Benefits”).  For purposes of the plan, the terms “Change of Control Proceeds” means all cash and the fair market value of all property paid, directly or indirectly, to the Company or its stockholders in consideration for their shares of capital stock, but excluding (1) fees and expenses incurred by the Company in connection with such transaction, (2) amounts payable under employment or consulting agreements and (3) the value of any Company debt paid or assumed by the acquirer in such transaction.  Of the total Plan Benefits, the Change of Control Plan provides that Steven R. Deitcher, M.D., the Company’s President & Chief Executive Officer, is entitled to 53.33%, and that Craig W. Carlson, the Company’s Sr. V.P. & Chief Financial Officer, is entitled to 13.33%, provided each remains employed in such positions at the time of the change of control transaction.  The remaining Plan Benefits will be allocated among the other eligible participants in the discretion of the Board.  However, each participant’s share of the Plan Benefits shall be reduced, on a dollar-for-dollar basis, by the amount of cash and/or value of other property received by such participant in connection with the change of control transaction in respect of outstanding stock options or other stock incentives held by the participant.  The Change of Control Plan is unfunded and all benefits payable under the plan shall be paid only from the Company’s general assets.

The Plan Benefits shall be payable to eligible participants in the same manner and form and at the same time as the consideration payable to the Company’s stockholders in connection with the change of control transaction.  For example, (i) to the extent the Company’s stockholders receive mixed consideration consisting of cash and securities in consideration for their shares of Company stock, then the Plan Benefits shall consist of cash and identical securities in the same proportion as payable to the Company’s stockholders, and (ii) to the extent a portion of the consideration payable to the Company’s stockholders is subject to future contingencies or earn-outs, then an identical portion of the Plan Benefits shall be subject to the same contingencies.

Clinical Trial Research Agreement

On March 2, 2012, the Company entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center (“MDACC”), whereby the Company agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma.  In support of the performance of this study, the Company agreed to pay MDACC approximately $0.2 million for the clinical study of approximately sixty-five (65) patients.  The Company expects enrollment for this study to begin in September 2012.

Oncologic Drugs Advisory Committee (ODAC) Meeting

On March 21, 2012, the Company’s Marqibo NDA was assessed at a meeting of the ODAC, which voted seven to four, with two abstentions, that Marqibo has demonstrated a favorable risk/benefit ratio for the treatment of adult Philadelphia chromosome-negative (Ph-) ALL in second or greater relapse or that has progressed following two or more lines of anti-leukemia therapy.  The ODAC provides the FDA with independent expert advice and recommendations; however the final decision regarding approval is made by the FDA.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.4	Summary terms of non-employee director compensation, effective April 1, 2011. *
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Talon Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2011 and 2010, (iv) Statements of Cash Flows for years ended December 31, 2011 and 2010, and (v) Notes to Financial Statements. ^

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
^
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.