Form 10-Q
period 2012-03-31
Talon Therapeutics, Inc.
filed 2012-05-15
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  ☐  No  ☒

As of May 14, 2012, there were issued and outstanding 21,888,938 shares of the registrant's common stock, $.001 par value.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

●	our ability to secure funding for our planned future operations;

●	the regulatory approval of our drug candidates, including our ability to obtain accelerated approval from the FDA for our lead product candidate, Marqibo;

●	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

●	our use of clinical research centers and other contractors;

●	our ability to find collaborative partners for research, development and commercialization of potential products;

●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

●	our ability to market any of our products;

●	our history of operating losses;

●	our ability to secure adequate protection for our intellectual property;

●	our ability to compete against other companies and research institutions;

●	the effect of potential strategic transactions on our business;

●	our ability to attract and retain key personnel; and

●	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Item 1A of Part II of this Quarterly Report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012 (the “2011 Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in the 2011 Form 10-K and in this report should be considered in evaluating our prospects and future financial performance.

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

References to the “Company,” “Talon,” the “Registrant,” “we,” “us,” or “our” in this Quarterly Report on Form 10-Q refer to Talon Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise. Marqibo® is our U.S. registered trademark for our vincristine sulfate liposomes injections product candidate. Alocrest™ and Brakiva™ are our trademarks for our vinorelbine liposome injection and topotecan liposome injection product candidates, respectively. Optisome™ is our trademark for our liposome encapsulation technology, which we currently utilize with respect to our Marqibo, Alocrest and Brakiva product candidates. We have applied for registration for our Alocrest, Brakiva and Optisome trademarks, and for our Talon Therapeutics logo, in the United States. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the properties of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TALON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,850	$1,029
Prepaid expenses and other current assets (Note 10)	173	635
Total current assets	7,023	1,664

Property and equipment, net (Note 11)	60	72
Debt issuance costs (Note 3)	687	751
Total assets	$7,770	$2,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 12)	$3,077	$4,557
Other short-term liabilities	2	2
Total current liabilities	3,079	4,559
Notes payable, net of discount (Note 3)	24,230	24,033
Other long-term liabilities	2	2
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 5)	—	1,772
Investors’ right to purchase future shares of Series A-3 preferred stock (Note 5)	33,971	—
Warrant liabilities (Note 7)	957	502
Total long term liabilities	59,160	26,309
Total liabilities	62,239	30,868
Redeemable convertible preferred stock; $0.001 par value: 10 million shares authorized, 0.5 and 0.4 million issued and outstanding as of March 31, 2012 and December 31, 2011, respectively; aggregate liquidation value of $59.3 million and $46.4 million at March 31, 2012 and December 31, 2011, respectively	34,661	30,643

Stockholders' deficit:
Common stock; $0.001 par value: 600 million shares authorized, 21.9 and 21.8 million shares issued and outstanding at March 31, 2012 and December 31, 2011	22	22
Additional paid-in capital	121,272	120,887
Accumulated deficit	(210,424)	(179,933)
Total stockholders' deficit	(89,130)	(59,024)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$7,770	$2,487

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating expenses:
General and administrative	$1,685	$1,480
Research and development	2,742	5,144
Total operating expenses	4,427	6,624

Loss from operations	(4,427)	(6,624)

Other expense:
Interest expense	(938)	(881)
Other income (expense)	—	(70)
Change in fair value of warrant liabilities	(455)	(458)
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock	(1,007)	(2,382)
Change in fair value of investors’ right to purchase future shares of Series A-3 preferred stock	(23,664)	—
Total other expense	(26,064)	(3,791)

Net loss	$(30,491)	$(10,415)

Deemed dividends attributable to preferred stock in connection with the embedded beneficial conversion features	(4,352)	—
Deemed dividends attributable to preferred stock in connection with accretion	(1,262)	(941)

Net loss applicable to common stock	(36,105)	(11,356)

Net loss per share applicable to common stock, basic and diluted	$(1.66)	$(0.53)

Weighted average shares used in computing net loss per share, basic and diluted	21,788	21,243
Comprehensive loss:
Net loss	$(30,491)	$(10,415)
Unrealized holdings gains (losses) arising during the period	—	(59)
Less: reclassification adjustment for other-than-temporary impairment included in net loss	—	76

Comprehensive loss	$(30,491)	$(10,398)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

Period from January 1, 2012 to March 31, 2012

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at January 1, 2012	413	$30,643	21,779	$22	$120,887	$—	$(179,933)	$(59,024)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	—	—	333	—	—	333

Issuance of shares under employee stock purchase plan	—	—	11	—	4	—	—	4

Issuance of shares upon exercise of stock options	—	—	84	—	48	—	—	48

Issuance of Series A-2 redeemable, convertible preferred stock on January 9, 2012, net of issuance costs of $0.8 million, and fair value of investors’ right to acquire shares of Series A-3 preferred stock	117	3,343	—	—	—	—	—	—

Series A-2 redeemable, convertible shares issued on March 30, 2012 to settle interest payable under Facility Agreement	6	675	—	—	—	—	—	—

Beneficial conversion feature on Series A-2 redeemable, convertible preferred stock	—	(4,352)	—	—	4,352	—	—	4,352

Deemed dividend attributable to beneficial conversion feature on Series A-2 redeemable, convertible preferred stock		4,352			(4,352)			(4,352)

Net loss	—	—	—	—	—	—	(30,491)	(30,491)

Balance at March 31, 2012	536	$34,661	21,874	$22	$121,272	$—	$(210,424)	$(89,130)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(30,491)	$(10,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	38
Share-based compensation to employees for services	333	260
Amortization of discount and debt issuance costs	262	212
Change in fair value of warrant liability	455	458
Change in fair value of investors’ rights to purchase shares of Series A Preferred	24,671	2,382
Settlement of interest payments under Facility Agreement with Series A-2 Preferred	1,358	—
Other-than-temporary loss on marketable securities	—	76
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	461	38
Increase/(decrease) in accounts payable and accrued liabilities	(1,480)	611
Net cash used in operating activities	(4,418)	(6,340)

Cash flows from investing activities:
Purchase of property and equipment	—	(66)
Sale and maturities of marketable securities	—	11,000
Net cash provided by (used in) investing activities	—	10,934

Cash flows from financing activities:
Cash proceeds from private placement of Series A-2 Preferred for $11 million less cash issuance costs of $0.8 million	10,188	—
Proceeds from exercise of options and employee purchase of shares under employee stock purchase plan	52	3
Payments on capital leases	(1)	—
Net cash provided by financing activities	10,239	3

Net increase in cash and cash equivalents	5,821	4,597
Cash and cash equivalents, beginning of period	1,029	4,573
Cash and cash equivalents, end of period	$6,850	$9,170
Supplemental disclosures of cash flow data:
Cash paid for interest	$1	$684
Unrealized loss on available-for-sale securities	$—	$1
Supplemental disclosures of noncash financing activities:
Elimination of investors’ rights to purchase additional shares of Series A-1 and Series A-2 Preferred Stock	$(2,779)	$—
Grant of investors’ rights to purchase shares of Series A-3 Preferred Stock	$10,307	$—

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY

Business

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in San Mateo, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following product candidates:

●
Marqibo® (vincristine sulfate liposome injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the Food and Drug Administration (FDA)-approved anticancer drug vincristine, currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL, in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  In July 2011, we submitted to the FDA a new drug application, or NDA, seeking accelerated approval of Marqibo.  In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and set an action date for our NDA under the Prescription Drug User Fee Act, commonly referred to as a PDUFA date, of May 13, 2012, reflecting a standard 10-month review timeline. After a hearing in front of a panel of the FDA’s Oncologic Drugs Advisory Committee, or ODAC, on March 21, 2012, which resulted in a positive vote (7 to 4 with 2 abstentions) for Marqibo, the FDA requested, and we have provided, additional information relating to our NDA. On May 3, 2012, the FDA informed us that in order to complete its review of the submitted information, the FDA has extended the PDUFA date for 3 months to August 12, 2012.

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

Basis of Presentation and Liquidity

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented herein. These interim financial results are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012 or any subsequent interim period.

As of March 31, 2012, the Company had stockholders’ accumulated deficit of approximately $210.4 million, and for the fiscal quarter ended March 31, 2012, the Company experienced a net loss of $30.5 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  The Company currently has only a limited supply of cash available for operations. As of March 31, 2012, the Company had aggregate cash and cash equivalents of $6.9 million.

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

Even considering the $11 million gross proceeds pursuant to the January 2012 Investment Agreement, the Company currently does not have enough capital resources to fund its planned activities beyond mid-2012 and the accompanying financial statements reflect substantial doubt about the Company’s ability to continue as a going concern, which is also stated in the report from its auditors on the audit of the Company’s financial statements as of and for the year ended December 31, 2011.  The Company’s plan of operation for the year ending December 31, 2012 is to continue implementing its business strategy, including obtaining FDA approval of its main product candidate, Marqibo, and continued development of the Company’s clinical trials for Marqibo and other drug candidates.  The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company will be unable to continue development of its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities, investors’ rights to purchase shares of Series A-1 Preferred and Series A-2 Preferred, investors’ rights to purchase shares of Series A-3 Preferred (see Note 5 below), the computation of beneficial conversion feature and the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with FASB ASC 320.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  The Company assesses whether temporary or other-than-temporary unrealized losses on its marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because the Company has determined that all of its debt and marketable equity securities previously held were available-for-sale, unrealized gains and losses, if any, were reported as a component of accumulated other comprehensive gain (loss) in stockholders’ equity.  Other-than-temporary unrealized losses related to its investment in marketable equity securities, if any, were recorded in the consolidated statement of operations.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, and accounts payable. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s warrant liabilities is discussed in Notes 7.  The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred (see Note 5 below), which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense). The fair value of the Company’s financial instruments is discussed in Notes 5 and 7.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Tenant improvement costs are depreciated over the shorter of the life of the lease or their economic life, and equipment, computer software and furniture and fixtures are depreciated over three to five years.

Debt Issuance Costs

As discussed in Note 3 below, the debt issuance costs relate to fees paid in the form of cash and warrants to secure a firm commitment to borrow funds.  These fees are being amortized over the life of the related loan using the effective interest method.

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred, which have the characteristics of both equity and liabilities. These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense).  The valuation of investors’ rights to purchase shares of Series A-3 Preferred is partially conditioned upon the likelihood of FDA approval. Management estimates regarding the likelihood of FDA approval could vary significantly in future periods, resulting in a material impact to the Company’s financial statements.  The fair value of the Company’s financial instruments is discussed in Notes 5 and 7.

Bonus Accrual

Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. Management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management's judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates.

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

Pursuant to a clinical trial research agreement with the German High-Grade Lymphoma Study Group, the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  These costs are based upon the achievement of certain milestones related to patient enrollment and data provision. These payments are accrued for upon the achievement of patient enrollment and data provision milestones or when the achievement of such milestones becomes probable.  Milestone payments are expensed in the period the milestone is reached.  The Company has recorded less than $0.1 million in research and development expense in connection with the Phase 2 clinical trial for the three months ended March 31, 2012.

The Company also entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial.  The Company’s obligation is limited to the provision of Menadione Topical Lotion for patients enrolled in the study.  The Company has recorded less than $0.1 million in research and development expense in connection with the Phase 2 clinical trial for the three months ended March 31, 2012.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC TOPIC 718 “Compensation – Stock Compensation.”  The Company has adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the operating expense for each reporting period.  Refer to Note 6 for further information regarding the required disclosures related to share-based compensation.

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

Computation of Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. Refer to Note 8.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. During the three months ended March 31, 2012, the Company adopted ASU 2011-04 and the adoption did not have a material impact to its financial statements.

NOTE 3. FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements. The Company is also prohibited from disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon execution of the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield Management.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, of which the entire amount was outstanding at March 31, 2012. There are no additional draws available under the Facility Agreement.

Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.6%.

The fair value of the loan payable as of March 31, 2012 was $16.1 million.  This fair value measurement is classified as Level 3 because such measurement is based upon unobservable inputs that reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the fair value of the liability.

First Amendment to the Facility Agreement

Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to June 30, 2015.  In accordance with FASB ASC 470, Debt, a debt modification is considered extinguishment if the present values, calculated using the pre-modification effective interest rate, of pre- and post-modification cash flows exceeds 10%. The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.

Second Amendment to the Facility Agreement

In connection with the entry into the 2012 Investment Agreement, on January 9, 2012, the Company and Deerfield entered into a Second Amendment to Facility Agreement (the “Second Amendment to Facility Agreement”).  Among other items, pursuant to the Second Amendment to Facility Agreement, the Company will satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield affiliate for each quarterly period by $100.  The Company evaluated this debt modification pursuant to FASB ASC 470, and deemed this modification unsubstantial. Since the pre- and post-modification debt can be prepaid at the Company’s option at any time without penalty, the impact was limited to the difference between the fair values of the Series A-2 Preferred issued to settle accrued interest and future interest payments, which is less than 10% of the carrying value of debt as of January 9, 2012.

On January 9, 2012, in accordance with the terms of the Second Amendment to the Facility Agreement, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended December 31, 2011, by issuing an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $153.42.  On March 30, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended March 31, 2012, by issuing an aggregate of 6,752 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $132.19.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of March 31, 2012, the remaining debt discount is approximately $3.3 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the three months ended March 31, 2012 and twelve months ended December 31, 2011:

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at March 31,
2012
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(3,467)	—	—	197	(3,270)
Carrying value	$24,033				$24,230

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2011
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,160)	—	—	693	(3,467)
Carrying value	$23,340				$24,033

The table below is a summary of the debt issuance costs and changes during the three months ended March 31, 2012 and twelve months ended December 31, 2011:
	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on March 31,
($ in thousands)
2012	$751	$(64)	$687
	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on December 31,
($ in thousands)
2011	$905	$(154)	$751

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

On March 31, 2012, the Company had investments with an estimated fair value of $2.0 million, all of which were classified as cash equivalents. The Company’s investment in money market funds primarily consists of bank instruments, commercial paper and notes, variable rate demand instruments, and repurchase agreements with effective maturities of three months or less.  The following table summarizes the investments classified as available-for-sale securities as of and for the three months ended March 31, 2012.  The Company did not have any available-for-sale instruments at December 31, 2011.

March 31, 2012 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Money market funds	Level 2	2,000	—	—	2,000

Total available-for-sale securities		2,000	—	—	2,000
Less: amounts classified as cash equivalents		(2,000)	—	—	(2,000)

Amounts classified as available-for-sale securities		$—	$—	$—	$—

NOTE 5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Private Placement of Preferred Stock

June 2010 Investment Agreement

On June 7, 2010, the Company entered into an Investment Agreement (the “2010 Investment Agreement”), with Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. (collectively, “Warburg Pincus”) and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield,” and together with Warburg Pincus, the “Purchasers”).  Pursuant to the terms of the agreement, on June 7, 2010, the Company issued and sold to the Purchasers an aggregate of 400,000 shares of Series A-1 Preferred at a per share purchase price of $100 for an aggregate purchase price of $40 million.

The 2010 Investment Agreement required that the Company seek approval of its stockholders to amend the Company’s certificate of incorporation to:  (i) increase the authorized number of shares of Common Stock, (ii) effect a reverse split of its Common Stock at a ratio to be agreed upon with the Purchasers, and (iii) provide that the number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the issued and outstanding Common Stock and preferred stock, voting together as one class, notwithstanding the provisions of Section 242(b)(2) of the Delaware General Corporation Law (collectively, the “2010 Stockholder Approval”).  The 2010 Stockholder Approval was obtained at a special meeting of the Company’s stockholders on September 2, 2010. As a result of the Company obtaining the 2010 Stockholder Approval and filing the related certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware on September 7, 2010, the Company and the Purchasers conducted a second closing under the Investment Agreement on September 10, 2010 (the “Second Closing”), resulting in the issuance of an additional 12,562 shares of Series A-1 Preferred in satisfaction of the accretion that had accrued on the original 400,000 shares since June 7, 2010 based upon an initial accretion rate of 12% per annum.

Amendment to 2010 Investment Agreement. The 2010 Investment Agreement also provided that the Purchasers had the right, but not the obligation, to make additional purchases of shares of the Company’s preferred stock; however, such rights were eliminated pursuant to an amendment to the 2010 Investment Agreement that the Company entered into with the Purchasers in connection with its entry into a second Investment Agreement dated January 9, 2012 (the “2012 Investment Agreement”), the terms of which are discussed below under the caption “January 2012 Investment Agreement.”

January 2012 Investment Agreement

On January 9, 2012, the Company and the Purchasers entered into the 2012 Investment Agreement.   Pursuant to the terms of the agreement, on January 9, 2012, the Company issued and sold to the Purchasers an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11 million.  The 2012 Investment Agreement also provides that, from the date of the agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, Warburg Pincus may elect to purchase, and Deerfield may elect to participate in the purchase of, up to 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share for an aggregate purchase price of $60 million (in tranches of at least $5 million).  In the event of a change of control, as such term is defined in the 2012 Investment Agreement, that occurs prior to the issuance of the maximum number of shares of Series A-3 Preferred that are issuable under the agreement, the 2012 Investment Agreement provides that the Purchasers may elect to receive an amount equal to the excess of the fair market value of the unissued shares of Series A-3 Preferred over the aggregate purchase price of such shares, as if the Purchasers had purchased such shares of Series A-3 Preferred immediately prior to such change of control.

Because the number of authorized shares of common stock was insufficient to allow for complete conversion of all Series A-2 Preferred and Series A-3 Preferred, the 2012 Investment Agreement required the Company to seek an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 350 million to 600 million (the “2012 Stockholder Approval”).  To be approved, the proposal required the affirmative vote of the holders of a majority of (i) the outstanding shares of the Company’s capital stock voting together as a single class, and (ii) the outstanding shares of the Company’s Series A-1 Convertible Preferred Stock voting as a separate class. The 2012 Stockholder Approval was obtained at a special meeting of the Company’s stockholders on April 5, 2012.  Following receipt of the 2012 Stockholder Approval, the Company filed the related certificate of amendment to its certificate of incorporation (the “Charter Amendment”) with the Secretary of State of Delaware on April 5, 2012.

By effecting the Charter Amendment on or before July 9, 2012, the terms of the Series A-2 Preferred and any shares of Series A-3 Preferred that may be issued in the future pursuant to the 2012 Investment Agreement will remain more Company-favorable than the adjusted terms that would have taken effect after July 9, 2012 if the Charter Amendment had not yet been effected.  In addition, while the Company did not previously have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of the entire 600,000 shares of Series A-3 Preferred that are issuable under the 2012 Investment Agreement, the increase in the number of authorized shares pursuant to the Charter Amendment will allow the Company to fully satisfy the conversion rights of the Series A-3 Preferred.

Terms of the Preferred Shares

Series A-1 Preferred

As a result of the Company obtaining the 2010 Stockholder Approval on September 2, 2010, the Company and the Purchasers conducted a second closing under the Investment Agreement on September 10, 2010.  As a result of the Second Closing, the terms of the Series A-1 Preferred were adjusted to have the following material terms:

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

●
upon a liquidation of the Company, holders of the Series A-1 Preferred would be entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-1 Preferred and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation.  Similar rights would apply upon any “change of control” of the Company (although the liquidation preference would be calculated assuming the liquidation occurred on the fifth anniversary of the date of issuance).

During the period prior to the Second Closing on September 2, 2010, the Series A-1 Preferred was subject to the following initial terms:

●	the stated value of the Series A-1 Preferred, initially $100 per share, accreted at a rate of 12% per annum;

●
each share of Series A-1 Preferred was convertible into shares of the Company’s Common Stock at a conversion price of $0.5152 per share, subject to the limitation on the number of shares of Common Stock then available for issuance;

●
the Series A-1 Preferred was redeemable at the holders’ election any time after December 7, 2010, at a redemption price equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock, plus any unpaid dividends accrued thereon and (ii) market value of common stock shares the holder would receive if the Series A-1 Preferred Stock are converted into common stock immediately prior to the redemption; and

●
upon a liquidation of the Company, holders of the Series A-1 Preferred would have been entitled to receive a liquidation preference per share equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation.  Similar rights would have applied upon any “change of control” of the Company (although the liquidation preference would have been calculated assuming the liquidation occurred on the seventh anniversary of the date of issuance).

Series A-2 Preferred

As a result of the Company obtaining the 2012 Stockholder Approval on April 5, 2012, the Series A-2 Preferred shall remain subject to the following material terms, among others:

●	The conversion price of the Series A-2 Preferred shall initially be $0.30 per share (subject to adjustment in certain circumstances);

●
The stated value of each share of Series A-2 Preferred will accrete at a rate of 9% per annum, compounded quarterly, for a five-year term; thereafter, cash dividends will be payable at a rate of 9% of the accreted stated value per annum, payable quarterly;

●
Upon the occurrence and during the continuance of certain material breaches by the Company of its obligations under the 2012 Investment Agreement, the amended and restated certificate of designation filed with the Secretary of State of Delaware on January 9, 2012 (the “Series A-2 Certificate”), and related transaction agreements (referred to in the Series A-2 Certificate as “special triggering events”), the accretion rate and the dividend rate on the Series A-2 Preferred will increase by 3% per annum, compounded quarterly; and

●
Upon any liquidation of the Company, holders of the Series A-2 Preferred are entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-2 Preferred and (ii) the amount that the holder would have received if the Series A-2 Preferred had been converted into Common Stock at the conversion price immediately prior to the liquidation.  Similar rights would apply upon any “change of control” of the Company (although the liquidation preference would be calculated assuming the liquidation occurred on the fifth anniversary of the date of issuance).

The Purchasers are not permitted to transfer or sell the Series A-2 Preferred until the earlier of (a) June 7, 2012, or (b) the date following the first period of 20 consecutive trading days during which the closing price of the Company’s common stock exceeds 200% of the Series A-1 Preferred conversion price. Transfer and sale restrictions could also lapse upon occurrence of certain other events.

Series A-3 Preferred

There are currently no shares of Series A-3 Preferred outstanding.  Pursuant to the terms of the 2012 Investment Agreement, the Purchasers have the right, but not an obligation, to purchase up to 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, at any time until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates.  The terms of the Series A-3 Preferred are substantially identical to the terms of the Series A-1 Preferred and the Series A-2 Preferred except that the initial conversion price applicable to the Series A-3 Preferred is $0.35 per share (compared to $0.736 for the Series A-1 Preferred and $0.30 for the Series A-2 Preferred).  The Series A-3 Preferred, with respect to both dividend rights and rights upon a liquidation or change of control, ranks senior to all junior stock, including the Company’s common stock, and on parity with all parity stock, including the Series A-1 Preferred and Series A-2 Preferred.

Accounting Treatment

Outstanding Series A-1 Preferred Shares

Due to certain contingent redemption features of this instrument, the Company classified the 400,000 shares of Series A-1 Preferred sold on June 7, 2010 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet.  The Company allocated the proceeds from the June 2010 financing between Series A-1 Preferred and the Purchasers’ rights to purchase additional shares of Series A-1 and A-2 Preferred in connection with the Additional Investments and Subsequent Investments (see below).  The Company recorded the residual value of the Series A-1 Preferred as $29.9 million on June 7, 2010, net of transaction costs of $1.4 million and $8.7 million allocated to the rights to purchase Series A-1 and Series A-2 Preferred in the future.  When the 400,000 shares of Series A-1 Preferred were issued on June 7, 2010, approximately 121,000 shares were convertible due to the limited remaining authorized shares of common stock available for conversion.  At the Second Closing, the remaining 279,000 shares of Series A-1 Preferred became convertible when the Reverse Stock Split and the additional shares of common stock were authorized.

At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred from June 7, 2010, when the shares were issued through the Second Closing.  The carrying value of the Series A-1 Preferred was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced shareholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred were convertible upon issuance.  As of March 31, 2012, the outstanding Series A-1 Preferred was convertible into approximately 64.4 million shares of common stock, including total value accreted since the issuance date of the Series A-1 Preferred.

Series A-2 Preferred Issued on January 9, 2012

On January 9, 2012, the Company issued and sold to the Purchasers an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11.0 million. Pursuant to the Second Amendment to the Facility Agreement, on the same date, the Company also issued 6,826 shares of Series A-2 Preferred to Deerfield to settle interest accrued as of and for the quarter ended December 31, 2011.  Due to certain contingent redemption features of this instrument, the Company classified the 116,826 shares of Series A-2 Preferred sold on January 9, 2012 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet. Total proceeds received on January 9, 2012 pursuant to the 2012 Investment Agreement and Second Amendment to the Facility Agreement (collectively, “January 2012 financing”) are equal to the sum of (a) $11.0 million of cash received, (b) fair value of eliminated rights to purchase Series A-1 and A-2 Preferred of $2.8 million, and (c) settled interest accrued under the Facility Agreement for the quarter ended December 31, 2011 of $0.7 million. The Company allocated the proceeds from the January 2012 financing between Series A-2 Preferred and the Purchasers’ rights to purchase up to 600,000 shares of Series A-3 Preferred.  The Company recorded the residual value of the Series A-2 Preferred as $3.3 million on January 9, 2012, net of transaction costs of $0.8 million and $10.3 million allocated to the rights to purchase Series A-3 Preferred.

Series A-2 Preferred Issued to Settle Interest Payments to Deerfield

In connection with the entry into the 2012 Investment Agreement, on January 9, 2012, the Company entered into a Second Amendment to the  Facility Agreement pursuant to which, among other things, the Company agreed to satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield entity for each quarterly period by $100.  Accordingly, as described above, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011. As noted above, the fair value of the interest settled was included in the total proceeds allocated between the Series A-2 Preferred and the Purchasers’ rights to purchase up to 600,000 shares of Series A-3 Preferred. On March 30, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.

Rights to Purchase Series A-1 and A-2 Preferred Stock

The Company determined that the Purchasers’ rights to purchase future shares of Series A-1 and A-2 Preferred Stock in connection with the Additional and Subsequent Investments under the 2010 Investment Agreement were freestanding instruments that are required to be classified as liabilities and carried at fair value. The treatment of these instruments as a liability was due to certain redemption features of the underlying Preferred Stock. As discussed above, these rights were eliminated on January 9, 2012 pursuant to an amendment to the 2010 Investment Agreement that the Company entered into with the Purchasers in connection with the 2012 Investment Agreement.

Prior to its amendment on January 9, 2012, the 2010 Investment Agreement provided that the Purchasers had the right, but not the obligation, to make additional investments in the Company as follows:

●
at any time prior to the date the Company receives marketing approval from the U.S. Food and Drug Administration for the first of its product candidates (“Marketing Approval Date”), the Purchasers were entitled to purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

●
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers were entitled to purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million (“Subsequent Investment”).

The value of the option to make Additional Investments and Subsequent Investments (see above) is estimated directly from the Black-Scholes-Merton model output.  The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Series A-1 and Series A-2 Preferred Stock as of January 9, 2012 and December 31, 2011and the changes in the valuation in the periods then ended.

(In thousands)	Fair value at January 1	Revaluation of rights loss/(gain)	Elimination of rights(1)	Fair value at January 9
2012
Rights to purchase preferred stock	$1,772	$1,007	$(2,779)	$—
(In thousands)	Fair value at January 1	Revaluation of rights loss/(gain)	Elimination of rights	Fair value at December 31
2011
Rights to purchase preferred stock	$5,131	$(3,359)	$—	$1,772
__________
(1)  The amendment to the 2010 Investment Agreement, executed concurrently with the 2012 Investment Agreement, terminated Warburg Pincus and Deerfield’s right to purchase up to 200,000 shares of Series A-1 and up to 400,000 shares of Series A-2 Preferred Stock at $100 per share. The right was accounted for as a freestanding financial instrument liability and was re-measured to fair value at the end of each reporting period with the changes in fair value recognized in the Company’s statement of operations.  This right was replaced with the Purchasers’ rights to purchase Series A-3 shares as noted below.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase additional shares of Series A-1 Preferred and Series A-2 Preferred on January 9, 2012:

January 9, 2012
Rights to purchase future shares of Series A-1 and A-2 Preferred
Risk-free interest rate	0.04%
Expected life (in years)	0.42
Volatility	1.20
Dividend Yield	8.8%
Probability of FDA Approval	33%

Rights to Purchase Series A-3 Preferred Stock

The 2012 Investment Agreement provides that, from the date of such agreement until the first anniversary of the Company’s receipt of marketing approval from the Food and Drug Administration for any of its product candidates, the Purchasers have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share.

In accordance with FASB ASC 480, the Company determined that the Purchasers’ rights to purchase future shares of Series A-3 Preferred are freestanding instruments that are required to be classified as liabilities and carried at fair value. The treatment of these instruments as a liability was due to certain redemption features of the underlying Preferred Stock.  The value of the option to purchase additional shares of Series A-3 Preferred is estimated directly from the Black-Scholes-Merton model output. The value of the option is partially conditioned upon the likelihood of successful FDA approval. As such, a weighting reflecting management’s estimates of the probability of successful FDA approval is applied to the preliminary Black-Scholes-Merton option price at each valuation date.  Such estimates of probability are subject to change based on various factors regarding the likelihood of FDA approval.  The positive ODAC vote on March 21, 2012 resulted in an increase of management’s probability assessment from the original valuation date of January 9, 2012.

The following table summarizes the fair value of the Purchasers’ rights to purchase shares of Series A-3 Preferred as of March 31, 2012 and the changes in the valuation in the period then ended.

(In thousands)	Fair value at January 9(1)	Revaluation of rights loss/(gain)	Fair value at March 31
2012
Rights to purchase preferred stock	$10,307	$23,664	$33,971

  __________
(1)  The initial valuation date of the option to purchase shares of Series A-3 Preferred is the date of the execution of the 2012 Investment Agreement with Warburg Pincus and Deerfield, or January 9, 2012.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase additional shares of Series A-3 Preferred on March 31, 2012:

Three Months Ended March 31, 2012
Rights to purchase future shares of Series A-3 Preferred
Risk-free interest rate	0.04-0.06%
Expected life (in years)	0.20-0.42
Volatility	1.20
Dividend Yield	8.8-8.9%
Probability of FDA Approval	33%-65%

Beneficial Conversion Feature

Because the conversion price of the shares of Series A-1 and A-2 Preferred was less than the fair value of common stock at the respective dates when preferred stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 and A-2 Preferred, the BCF is immediately accreted to the preferred shares as a deemed preferred stock dividend.   The Company has recognized aggregate BCF of $29.9 million related to the shares of Series A-1 Preferred issued on June 7, 2010 and this amount is included in the total value of Series A Preferred of $34.7 million as of March 31, 2012. The Company has recognized aggregate BCF of $4.2 million related to the shares of Series A-2 Preferred issued on January 9, 2012 and $0.2 million related to the shares of Series A-2 Preferred issued on March 30, 2012, both of which were accreted to the preferred shares as a deemed preferred stock dividend.

Accretion on Preferred Stock

For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing), the 400,000 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value of the Series A-1 Preferred from the transaction date through March 31, 2012 was $7.4 million, including $1.1 million and $3.9 million for the three and twelve months ended March 31, 2012 and December 31, 2011, respectively.  The total accretable value of the Series A-1 Preferred for the three months ended March 31, 2012 and 2011 was $1.0 million and $0.9 million, respectively.  The shares of Series A-2 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value for Series A-2 Preferred shares issued on January 9, 2012 and March 30, 2012 through March 31, 2012 was $0.2 million.

The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to holders of preferred stock and the loss attributable to holders of common stock is increased by the value of the accretion for the period.  Accretion on preferred stock accounts for $1.3 million and $0.9 million in deemed dividends to holders of preferred stock through the three months ended March 31, 2012 and 2011, respectively.

NOTE 6. STOCKHOLDERS' DEFICIT

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

Stock Incentive Plans. As of March 31, 2012, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans have a vesting period of four years and expire ten years from the date of grant. Additionally, the Company has an Employee Stock Purchase Plan, the 2006 Employee Stock Purchase Plan (the “2006 Plan”).

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including the Company’s subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. As of March 31, 2012, the total number of shares of common stock available for grants of awards to participants under the 2010 Plan was 1.3 million shares.  On February 17, 2012, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the number of shares of the Company’s common stock issuable thereunder from 8.5 million to 10 million.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at March 31, 2012 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2012	6,031	$1.20

Options granted	3,334	.90
Options exercised	(84)	.57
Options cancelled	(70)	1.87
Outstanding March 31, 2012	9,211	$1.09	8.7	$866
Exercisable at March 31, 2012	2,928	$1.89	7.5	$287

The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 was $0.75.  During each of the three month periods ended March 31, 2012 and 2011, the Company recorded share-based compensation cost from all equity awards to employees of $0.3 million.

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of common stock. The price of each share will not be less than the lower of 85% of the fair market value of common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of common stock on the last trading day of the purchase period. A total of 187,500 shares of common stock were initially reserved for issuance under the 2006 Plan.  On July 15, 2011, the Company’s Board of Directors approved an additional 150,000 shares of common stock available for issuance under the 2006 Plan. The Company issued 10,751 shares of common stock on January 10, 2012 pursuant to the 2006 Plan. As of the date of this Report, 146,943 shares of common stock are remaining under the 2006 Plan.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Stock options
Risk-free interest rate	.85 – 1.43%	—
Expected life (in years)	5.50 - 6.50	—
Volatility	1.08 – 1.16	—
Dividend Yield	0%	—

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and uses the assumptions as allowed by ASC 718, “Compensation – Stock Compensation .”  Through October 2010, as allowed by ASC 718-10-55, companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility was based on the average expected volatilities of a sampling of other peer companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  For options issued after October 2010, the Company used its own historical data to estimate expected volatility.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, “ Share-Based Payment ”, it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based awards.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on historical information, the Company currently estimates that 23% annually of its stock options awarded with annual vesting mechanisms will be forfeited.

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account.  Therefore, these amounts are no longer included in gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded in equity when they reduce cash taxes payable.

Common Stock Warrants.  As of March 31, 2012, the Company had outstanding warrants to purchase an aggregate of approximately 2.0 million shares of its common stock, all of which were available for exercise.

At March 31, 2012, there are outstanding Series A warrants to purchase an aggregate of 0.6 million shares of common stock and Series B warrants to purchase an aggregate of 1.1 million shares of common stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred on June 7, 2010. A total of 0.2 million warrants are outstanding in connection with the transactions contemplated by the 2010 and 2012 Investment Agreements.

The following table summarizes the warrants outstanding as of March 31, 2012 and the changes in outstanding warrants in the three month period then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2012	1,967	$0.76
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	—	—
Warrants outstanding March 31, 2012	1,967	$0.76

NOTE 7. WARRANT LIABILITIES

The Company had outstanding warrants to purchase 1.7 million shares of common stock that were classified as liabilities and 0.2 million classified as equity on the balance sheet as of March 31, 2012.  The fair value of the warrants classified as liabilities was $0.9 million and $0.5 million on March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company recognized $0.5 million in total losses related to the revaluation of the warrant liabilities.

During the twelve months ended December 31, 2011, the Company recorded $0.1 million in total losses related to increased valuation of the warrant liability, offset by a reduction of approximately $0.3 million for the reduction of liabilities related to the redemption of the Series B warrants.  The following table summarizes the fair value of the warrant liability as of March 31, 2012 and December 31, 2011 and the changes in the valuation in the three and twelve month periods then ended, respectively:

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at March 31
2012
Warrants classified as liabilities	$502	$—	$455	$957
(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at December 31
2011
Warrants classified as liabilities	$713	$(252)	$41	$502

All warrants that were classified as liabilities as of March 31, 2012 and December 31, 2011 were issued to various investors pursuant to the October 2009 private placement.  The warrants issued were Series A and Series B Warrants as discussed in Note 6.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if the Company is unable to maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to warrants outstanding during the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Warrant liabilities
Risk-free interest rate	1.04%	2.24%
Expected life (in years)	4.52	5.50
Volatility	1.10	.98
Dividend Yield	0%	0%

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

Basic and diluted net loss per share was determined as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2011
Net loss	$(30,491)	$(10,415)
Deemed dividends attributable to preferred stock in connection with accretion	(1,262)	(941)
Deemed dividends attributable to preferred stock in connection with the embedded beneficial conversion features	(4,352)	—

Net loss applicable to Common Stock	(36,105)	(11,356)

Weighted average shares used in computing net loss per share, basic and diluted	21,788	21,243

Net loss per share, basic and diluted	$(1.66)	$(0.53)

The securities in the table below were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2012 and 2011 because such securities were anti-dilutive during the periods presented:

(In thousands)	2012	2011
Warrants	1,967	2,037
Stock options and employee stock purchase plan	9,358	6,650
Convertible redeemable preferred stock	104,063	58,902

Total	115,388	67,589

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

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets exclusively include money market funds comprised of bank instruments, commercial paper and notes, variable rate demand instruments, and repurchase agreements with quoted prices that are traded less frequently than exchange-traded instruments. All of the Company’s Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities (e.g. banks or brokers). In some instances, these third party entities engage external pricing services to estimate the fair value of these securities; and

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables represent the fair value hierarchy for financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

March 31, 2012
(in $ thousands)	Level 1	Level 2(1)	Level 3(2)	Total
Assets
Available-for-sale securities	$—	$2,000	$—	$2,000
Total	$—	$2,000	$—	$2,000
Liabilities
Warrant liabilities	—	—	$957	$957
Right to purchase future Series A-3 preferred stock	—	—	33,971	33,971
Total	$—	$—	$34,928	$34,928

December 31, 2011
(in $ thousands)	Level 1	Level 2	Level 3(2)	Total
Assets
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Warrant liabilities	—	—	$502	$502
Right to purchase future Series A-1 and A-2 preferred stock	—	—	1,772	1,772
Total	$—	$—	$2,274	$2,274
____________
(1)  The Company’s Level 2 assets were classified as cash and cash equivalents as of March 31 2012.

(2)  See Notes 5 and 7 of these Notes to the Financial Statements for a roll forward of the Company’s Level 3 assets for the three months ended March 31, 2012 and twelve months ended December 31, 2011.

NOTE 10.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the composition of other assets as of March 31, 2012 and December 31, 2011:

(in $ thousands)	March 31, 2012	December 31, 2011
Direct financing costs	$—	$462
Prepaid expenses	142	140
Security deposit	31	31
Accounts receivable	—	2
Total	$173	$635

The Company incurred direct financing costs associated with the transactions contemplated by the January 2012 Investment Agreement. Accumulated direct financing costs were deferred as of December 31, 2011 and reclassified as a reduction to the carrying value of preferred stock upon the execution of the Investment Agreement and issuance of shares of Series A-2 Preferred Stock. As of December 31, 2011, the Company deferred approximately $0.5 million in direct financing costs, which were subsequently reclassified to equity.

NOTE 11.  PROPERTY AND EQUIPMENT

The following table presents the composition of property and equipment as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Property and equipment: (in $ thousands)
Furniture & fixtures	$71	$71
Computer hardware	277	277
Computer software	220	220
Manufacturing equipment	164	164
Tenant improvements	163	163
	895	895
Less accumulated depreciation	(835)	(823)
Property and equipment, net	$60	$72

For the three months ended March 31, 2012 and 2011, depreciation expense was approximately $0.1 million.

NOTE 12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011
Trade accounts payable	$819	$1,633
Clinical research and other development related costs	1,101	1,173
Accrued personnel related expenses	637	800
Interest payable	—	683
Accrued other expenses	520	268
Total	$3,077	$4,557

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Agreements. The Company had previously entered into a three year sublease, which commenced on May 31, 2006, for property at 7000 Shoreline Court in South San Francisco, California, where the Company’s executive offices were located until March 15, 2011.  This lease expired on March 31, 2011. On February 10, 2011, the Company entered into a 17-month sublease for property at 2207 Bridgepointe Parkway in San Mateo, California, which commenced on March 1, 2011.  The total cash payments due over the remaining sublease period, as of March 31, 2012, are $0.1 million.

Clinical Trial Agreements. In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of March 31, 2012, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $11.1 million and $13.2 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company is under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient. No amounts have been accrued as of March 31, 2012 in connection with this arrangement.

In July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.  Per the terms of the clinical trial agreement, the Company’s obligations are limited to the provision of Marqibo during the study.  No amounts have been accrued as of March 31, 2012 in connection with this arrangement.

In August 2011, the Company entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial that is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  In January 2012, the first patient was enrolled in the study. As of March 31, 2012, the Company accrued approximately $0.1 million for drug manufacture and related expenditures.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of the Company’s global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. The Company anticipates the enrollment of the first subject in the HALLMARQ study to occur prior to the end of the second quarter of 2012.  Direct costs associated with the HALLMARQ study are estimated to be approximately $42.5 million over a period of five years.  As of March 31, 2012, the Company accrued approximately $0.1 million for expenditures related to the HALLMARQ study.

In March 2012, the Company entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center (“MDACC”), whereby the Company agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma.  In support of the performance of this study, the Company agreed to pay MDACC approximately $0.2 million for the clinical study of approximately sixty-five (65) patients.  The Company expects enrollment for this study to begin in September 2012.

NOTE 14.  SUBSEQUENT EVENTS

Amendment to Certificate of Incorporation

On April 5, 2012, following receipt of the requisite stockholder approval at a special meeting of its stockholders, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock from 350,000,000 to 600,000,000 (the “Charter Amendment”) by filing a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware.

By effecting the Charter Amendment on or before July 9, 2012, the terms of the Series A-2 Preferred Stock and any shares of the Company’s Series A-3 Convertible Preferred Stock that may be issued in the future pursuant to the 2012 Investment Agreement will remain more Company-favorable than the adjusted terms that would have taken effect after July 9, 2012 if the Charter Amendment had not yet been effected.  In addition, while the Company did not previously have a sufficient number of authorized shares of Common Stock available for issuance upon conversion of the entire 600,000 shares of Series A-3 Preferred Stock that are issuable under the Investment Agreement, the increase in the number of authorized shares pursuant to the Charter Amendment will allow the Company to fully satisfy the conversion rights of the Series A-3 Preferred Stock.

Change in Board of Directors

On April 20, 2012, our Board of Directors appointed Howard H. Pien to serve as a director.  Also on April 20, 2012, Andrew Ferrer resigned from the Board. Pursuant to the terms of the 2010 Investment Agreement, Warbug Pincus has the right to designate five of nine members of the Board. Following the appointment of Mr. Pien, who was designated for appointment by Warburg Pincus, and the resignation of Mr. Ferrer, Warburg Pincus has the right to designate one additional person for appointment to the Board.

Extension of PDUFA Date

On May 3, 2012, the FDA informed the Company of an extended PDUFA date for its review of the Marqibo NDA from May 13, 2012 to August 12, 2012. The three-month extension is a standard extension period. On April 19, 2012, following the FDA’s request, the Company submitted an amendment to its Marqibo NDA. Since the receipt date was within three months of the user fee goal date, the FDA extended the PDUFA date by three months to provide time for a full review of the submission.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2011 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

●
Marqibo® (vincristine sulfate liposome injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the Food and Drug Administration (FDA)-approved anticancer drug vincristine, currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL, in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  In July 2011, we submitted to the FDA a new drug application, or NDA, seeking accelerated approval of Marqibo.  In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and set an action date for our NDA under the Prescription Drug User Fee Act, commonly referred to as a PDUFA date, of May 13, 2012, reflecting a standard 10-month review timeline. After a hearing in front of a panel of the FDA’s Oncologic Drugs Advisory Committee, or ODAC, on March 21, 2012, which resulted in a positive vote (7 to 4 with 2 abstentions) for Marqibo, the FDA requested, and we have provided, additional information relating to our NDA. On May 3, 2012, the FDA informed us that in order to complete its review of the submitted information, the FDA has extended the PDUFA date for 3 months to August 12, 2012.

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

Financial Instruments with Characteristics of Both Equity and Liabilities

We have issued certain financial instruments, including warrants to purchase common stock, rights to purchase shares of Series A-1 and A-2 Preferred Stock, and rights to purchase shares of Series A-3 Preferred Stock which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income/(expense).

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

General and administrative expenses. For the three months ended March 31, 2012, general and administrative, or G&A, expense was $1.7 million, as compared to $1.5 million for the three months ended March 31, 2011.  The $0.2 million increase is due to increased personnel related expenses of $0.2 million, $0.1 million related to increased professional fees and third-party service fees, offset partially by $0.1 million in decreased allocated departmental costs and overhead.   Personnel costs increased due to higher bonus payments resulting from the achievement of certain corporate milestones in 2011.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended March 31, 2012 and 2011.  The table also summarizes outside services and allocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	Three months ended March 31,
R&D expenses ($ in thousands)	2012	2011(1)	% Change
Marqibo	$1,058	$3,255	-67.5%
Other product candidates	58	56	3.6%
Professional fees and third-party service costs	182	267	-31.8%
Allocable costs and overhead	87	183	-52.5%
Personnel related expense	1,255	1,312	-4.3%
Share-based compensation expense	102	71	43.7%
Total research and development expense	$2,742	$5,144	-46.7%
__________
(1)  Certain prior year numbers have been reclassified to conform to current year presentation.

Marqibo.  In the three months ended March 31, 2012, Marqibo costs decreased by $2.2 million compared to the same period in 2011.  During the three months ended March 31, 2011, the Company incurred significant fees from contract research organizations (CROs) related to the preparation of the Marqibo NDA filing, which was submitted in July 2011. CRO costs and professional consultation fees decreased for the quarter ended March 31, 2012, compared to the corresponding quarter in the preceding year, as such activities were primarily limited to preparatory activities related to the March 2012 ODAC meeting.

We expect to spend approximately $20 million to $25 million on Marqibo in 2012, including costs for personnel, consultants and CROs, the majority of which will be spent on responding to FDA inquiries related to our NDA filing, pre-approval inspections at our contracted manufacturing facilities, expansion of the confirmatory Phase 3 trial as well as providing drug for the investigator sponsored trials for Marqibo in elderly patients with NHL and pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL. We estimate that we will need to spend an additional $45 million to $50 million on external costs to run the trial needed to obtain full FDA approval in adult ALL. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever. We need to raise additional capital to fund these planned expenditures beyond mid-2012. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish or rights to some or all of our product candidates.

Other R&D expenses.   Personnel related costs decreased by $0.1 million during the three months ended March 31, 2012 compared to the corresponding period in the preceding year.  The decrease was driven by a reduction in the number of full-time employees from the prior year, and the increased reliance on professional consultants during the 2012 period.

Interest expense. For the three months ended March 31, 2012 and 2011, interest expense was $0.9 million for each respective period.

Gain or loss on change in fair market value of liabilities re-measured at fair value.  We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the three months ended March 31, 2012, we recorded a net loss related to these liabilities of $25.1 million, compared to a net loss of $2.8 million in the corresponding period in the preceding year. The increase in net loss in the current period, compared to the same period last year, is driven by a $23.7 million loss incurred in connection with the revaluation of rights to purchase shares of Series A-3 Preferred in connection with the 2012 Investment Agreement executed on January 9, 2012.  The revaluation of rights to purchase additional shares of Series A-1 and Series A-2 Preferred also contributed to $1.0 million of the total net loss. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2012, we had a stockholders’ accumulated deficit of approximately $210.4 million, and for the fiscal quarter ended March 31, 2012, we experienced a net loss of $30.5 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We have drawn down $27.5 million of long-term debt under the October 2007 Facility Agreement that we entered into with Deerfield Management and certain of its affiliates (collectively, “Deerfield”), with the entire balance due in June 2015.  We currently have a limited supply of cash available for operations. As of March 31, 2012, we had aggregate cash and cash equivalents of $6.9 million.

On January 9, 2012, we entered into an Investment Agreement with certain investors pursuant to which we issued and sold to such investors an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The Investment Agreement also provides that, until the first anniversary of our receipt of marketing approval from the Food and Drug Administration for any of our product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share. We had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of Series A-1 Preferred for an aggregate purchase price of $40.0 million.

As described above, we and Deerfield had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010.  In connection with the entry into the Investment Agreement, on January 9, 2012, we and Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, we will satisfy our obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred in lieu of cash.  On January 9, 2012, we issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011.  On March 30, 2012, we issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.

We believe that our cash resources as of March 31, 2012 are only sufficient to fund our development plans to mid-2012.  Accordingly, our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Our plan of operation for the year ending December 31, 2012 is to continue implementing our business strategy, including FDA approval of our lead product candidate Marqibo and continued development of our clinical trials for Marqibo and other drug candidates.  We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to continue development of our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations before the end of 2012.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, over the next 12 months we expect to spend approximately between $20 million and $25 million on clinical development for Marqibo (including milestone payments that may be triggered under the license agreements relating to our product candidates).  We also expect to spend approximately $5.5 million on general corporate and administrative expenses.  However, as noted above, our cash resources as of March 31, 2012 are only sufficient to fund our development plans to mid-2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) under the caption “Item 1A. Risk Factors,”  If any of the risks described below or in our 2010 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2011 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Our near and long-term business prospects are substantially, if not entirely, dependent on whether we are able to obtain accelerated marketing approval of Marqibo.

In July 2011, we submitted to the FDA a new drug application, or NDA, seeking accelerated approval of our lead product candidate, Marqibo, for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy. In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and set an action date for our NDA under the Prescription Drug User Fee Act, commonly referred to as a PDUFA date, of May 13, 2012, reflecting a standard 10-month review timeline. After a hearing in front of a panel of the FDA’s Oncologic Drugs Advisory Committee, or ODAC, on March 21, 2012, which resulted in a positive vote (7 to 4 with 2 abstentions) for Marqibo, the FDA requested, and we have provided, additional information relating to our NDA. On May 3, 2012, the FDA informed us that in order to complete its review of the submitted information, the FDA has extended the PDUFA date for 3 months to August 12, 2012.

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

In connection with submitting our NDA, we also requested that the FDA grant our application “priority review,” which would reduce the FDA’s review period from the standard 10 months to six months. Although our NDA was accepted for filing under Subpart H accelerated approval regulations, the FDA, upon preliminary review, did not grant our request for priority review, as indicated by the initial PDUFA date of May 13, 2012, which was subsequently extended to August 12, 2012.  We believe the FDA’s determination that our NDA did not qualify for priority review may reflect a reduced probability that the agency will ultimately grant accelerated approval of Marqibo.  As discussed above, despite the ODAC panel’s positive determination that Marqibo has demonstrated a favorable risk/benefit ratio, the FDA may nevertheless determine that the data from our rALLy trial are insufficient to support approval of our NDA seeking accelerated approval of Marqibo for the treatment of Ph- adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  If the FDA does not approve our NDA seeking accelerated approval and instead requires us to complete one or more Phase 3 clinical trials prior to granting any marketing approval of Marqibo, then we will require substantial additional capital and several additional years of additional clinical research in order to complete the development of this product.  If the FDA does not approve our current NDA seeking accelerated approval of Marqibo, we believe we would be unlikely to obtain the additional capital required to complete its development.  As a result, we may be forced to cease our operations altogether, in which case you may lose your entire investment in our company.

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

We believe that our currently available capital is only sufficient to fund our operations through mid-2012. Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Accordingly, we need additional capital to fund our operations beyond mid-2012.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

●	the outcome of the FDA’s review of our NDA for Marqibo;

●	costs associated with conducting our ongoing and planned clinical trials and regulatory development activities;

●	costs of establishing arrangements for manufacturing our product candidates;

●	costs associated with commercializing our Marqibo program, including establishing sales and marketing functions;

●	payments required under our current and any future license agreements and collaborations;

●	costs of obtaining, maintaining and defending patents on our product candidates; and

●	costs of acquiring any new drug candidates.

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

In January 2012, we entered into an investment agreement with certain investment funds affiliated with Warburg Pincus, LLC and Deerfield Management pursuant to which we sold an aggregate of 110,000 shares of our Series A-2 Convertible Preferred Stock for $100 per share. Under the investment agreement, the investors have the right to invest up to an additional $60 million from the date of marketing approval of Marqibo until one year thereafter.  However, the investors have no obligation to make such additional investment.  If the investors do not make an additional investment pursuant to the January 2012 investment agreement at times when we are in need of additional capital, then we will need to secure such additional capital from other sources.  Beyond the investment agreement, however, we have no committed sources of additional capital and our access to funding is always uncertain. Further, other than certain issuances of common stock in connection with a new financing transaction, the holders of the Series A-1 and A-2 preferred stock have the right to approve issuances of equity or debt securities by us, which could prevent us from being able to complete a financing with other investors if not first approved by our preferred stockholders. In addition, the uncertainty surrounding our ability to obtain additional financing is further exacerbated due to ongoing global economic turmoil, which has continued to restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

 Item 6. Exhibits

Exhibit No.	Description

3.1
Certificate of Amendment of Corrected Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 10, 2012).

3.2
Certificate of Amendment of Corrected Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 10, 2012).

3.3	Certificate of Designation of Series A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed January 10, 2012).

10.1
Investment Agreement dated January 9, 2012 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2012).

10.2
Amendment No. 1 dated January 9, 2012 to Investment Agreement dated June 7, 2010 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 10, 2012).

10.3
Amendment No. 1 dated January 9, 2012 to Registration Rights Agreement dated June 7, 2010 among the Company and the Holders identified therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 10, 2012).

10.4
Second Amendment dated January 9, 2012 to Facility Agreement dated October 30, 2007 among the Company and the Lenders identified therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 10, 2012).

10.5	Talon Therapeutics, Inc. 2012 Severance Payment Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012).

10.6	Talon Therapeutics, Inc. 2012 Change of Control Payment Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2012).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2012 to March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALON THERAPEUTICS, INC.

Dated: May 15, 2012	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: May 15, 2012	By:	/s/ Craig W. Carlson
Craig W. Carlson Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2012 to March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.