Form 10-Q
period 2012-06-30
Talon Therapeutics, Inc.
filed 2012-08-13
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 001-32626

Talon Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

400 Oyster Point Boulevard, Suite 200 South San Francisco, CA.	94080
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

As of August 10, 2012, there were issued and outstanding 21,933,938 shares of the registrant's common stock, $.001 par value.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

●	our ability to secure funding for our planned future operations;

●	the regulatory approval of our drug candidates;

●	our ability to either secure a strategic partner to commercialize our leading drug candidate or commercialize alone if no strategic partner is secured;

●	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

●	our use of clinical research centers and other contractors;

●	our ability to find collaborative partners for research, development and commercialization of potential products;

●	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

●	our ability to market any of our products;

●	our history of operating losses;

●	our ability to secure adequate protection for our intellectual property;

●	our ability to compete against other companies and research institutions;

●	the effect of potential strategic transactions on our business;

●	our ability to attract and retain key personnel; and

●	the volatility of our stock price.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TALON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,042	$1,029
Prepaid expenses and other current assets (Note 10)	521	635
Total current assets	3,563	1,664

Property and equipment, net (Note 11)	48	72
Debt issuance costs (Note 3)	622	751
Other long-term assets	33	—
Total assets	$4,266	$2,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 12)	$2,975	$4,557
Other short-term liabilities	2	2
Total current liabilities	2,977	4,559
Notes payable, net of discount (Note 3)	24,427	24,033
Other long-term liabilities	1	2
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 5)	—	1,772
Investors’ right to purchase future shares of Series A-3 preferred stock (Note 5)	89,463	—
Warrant liabilities (Note 7)	1,646	502
Total long term liabilities	115,537	26,309
Total liabilities	118,514	30,868
Redeemable convertible preferred stock; $0.001 par value: 10 million shares authorized; 0.5 and 0.4 million issued and outstanding as of June 30, 2012 and December 31, 2011, respectively; aggregate liquidation value of $62.0 million and $46.4 million at June 30, 2012 and December 31, 2011, respectively	35,336	30,643

Stockholders' deficit:
Common stock; $0.001 par value:
600 million shares authorized; 21.9 and 21.8 million shares issued and outstanding at June 30, 2012 and December 31, 2011	22	22
Additional paid-in capital	121,615	120,887
Accumulated deficit	(271,221)	(179,933)
Total stockholders' deficit	(149,584)	(59,024)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$4,266	$2,487

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses:
General and administrative	$1,496	$1,277	$3,181	$2,757
Research and development	2,172	3,533	4,914	8,677
Total operating expenses	3,668	4,810	8,095	11,434

Loss from operations	(3,668)	(4,810)	(8,095)	(11,434)
Other expense (including non-cash charges):
Interest expense	(938)	(887)	(1,876)	(1,768)
Other income, net	1	2	1	7
Change in fair market value of warrant liabilities (Note 7)	(700)	(338)	(1,155)	(796)
Impairment of available-for-sale	—	—	—	(76)
Change in fair market value of rights to purchase shares of Series A-3 Preferred Stock (Note 5)	(55,492)	—	(79,156)	—
Change in fair market value of rights to purchase additional shares of Series A-1 and A-2 Preferred Stock (Note 5)	—	(17)	(1,007)	(2,399)
Total other expense	(57,129)	(1,240)	(83,193)	(5,032)

Net loss	$(60,797)	$(6,050)	$(91,288)	$(16,466)

Deemed dividends attributable to preferred stock in connection with accretion (Note 5 and 8)	(1,343)	(972)	(2,619)	(1,913)
Deemed dividends attributable to preferred stock in connection with embedded conversion features (Notes 5 and 8)	(197)	—	(4,549)	—
Net loss applicable to common stock	(62,337)	(7,022)	(98,456)	(18,379)

Net loss per share, basic and diluted	$(2.85)	$(0.33)	$(4.50)	$(0.86)

Weighted average shares used in computing net loss per share, basic and diluted	21,883	21,423	21,865	21,334
Comprehensive loss:
Net loss	$(60,797)	$(6,050)	$(91,288)	$(16,466)
Unrealized holdings gains (losses) arising during the period	—	12	—	(48)
Less: reclassification adjustment for other-than-temporary impairment included in net loss	—	—	—	76
Comprehensive loss	$(60,797)	$(6,038)	$(91,288)	$(16,438)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

Period from January 1, 2012 to June 30, 2012

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity
Balance at January 1, 2012	413	$30,643	21,779	$22	$120,887	$—	$(179,933)	$(59,024)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	—	—	664	—	—	664

Issuance of shares under employee stock purchase plan	—	—	11	—	4	—	—	4

Issuance of shares upon exercise of stock options	—	—	84	—	48	—	—	48

Issuance of shares upon exercise of warrants	—	—	15	—	1	—	—	1

Extinguishment of warrant liability upon exercise of Series A warrants	—	—	—	—	11	—	—	11

Issuance of Series A-2 redeemable, convertible preferred stock on January 9, 2012, net of issuance costs of $0.8 million, and fair value of investors’ right to acquire shares of Series A-3 preferred stock	117	3,343	—	—	—	—	—	—

Series A-2 redeemable, convertible shares issued on March 30, 2012 to settle interest payable under Facility Agreement	6	675	—	—	—	—	—	—

Series A-2 redeemable, convertible shares issued on June 29, 2012 to settle interest payable under Facility Agreement	6	675	—	—	—	—	—	—

Beneficial conversion feature on Series A-2 redeemable, convertible preferred stock	—	(4,549)	—	—	4,549	—	—	4,549

Deemed dividend attributable to beneficial conversion feature on Series A-2 redeemable, convertible preferred stock		4,549			(4,549)			(4,549)

Net loss	—	—	—	—	—	—	(91,288)	(91,288)

Balance at June 30, 2012	542	$35,336	21,889	$22	$121,615	$—	$(271,221)	$(149,584)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(91,288)	$(16,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	68
Share-based compensation to employees for services	664	547
Amortization of discount and debt issuance costs	523	422
Change in fair value of warrant liability	1,144	796
Change in fair market value of rights to purchase shares of Series A Preferred	80,163	2,399
Settlement of interest payments under Facility Agreement with Series A-2 Preferred	2,033	—
Other-than-temporary loss on marketable securities	—	76
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	114	258
(Decrease) in accounts payable and accrued liabilities	(1,582)	(446)
Net cash used in operating activities	(8,205)	(12,346)

Cash flows from investing activities:
Purchase of property and equipment	—	(70)
Maturities of marketable securities	—	18,000
Restricted cash	(33)	—
Net cash provided by (used in) investing activities	(33)	17,930

Cash flows from financing activities:
Cash proceeds from private placement of Series A-2 Preferred for $11 million less cash issuance costs of $0.8 million	10,188	—
Proceeds from exercise of warrants, options and employee purchase of shares under employee stock purchase plan	64	357
Payments on capital leases	(1)	--
Net cash provided by financing activities	10,251	357

Net increase in cash and cash equivalents	2,013	5,941
Cash and cash equivalents, beginning of period	1,029	4,573
Cash and cash equivalents, end of period	$3,042	$10,514
Supplemental disclosures of cash flow data:
Cash paid for interest	$1	$1,343
Supplemental disclosures of noncash financing activities:
Unrealized loss on available-for-sale securities	$—	$12
Extinguishment of warrant liabilities, net of cash proceeds from warrant exercise	11	252
Settlement of interest payments under Facility Agreement with Series A-2 Preferred	2,033	—

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY

Business

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following product candidates:

●
Marqibo® (vincristine sulfate liposome injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the Food and Drug Administration (FDA)-approved anticancer drug vincristine, currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL, in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  In July 2011, we submitted to the FDA a new drug application, or NDA, seeking accelerated approval of Marqibo.  In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and set an action date for our NDA under the Prescription Drug User Fee Act, commonly referred to as a PDUFA date, of May 13, 2012, reflecting a standard 10-month review timeline. After a hearing in front of a panel of the FDA’s Oncologic Drugs Advisory Committee, or ODAC, on March 21, 2012, which resulted in a positive vote (7 to 4 with 2 abstentions) for Marqibo, the FDA extended the PDUFA date for 3 months to August 12, 2012.  On August 9, 2012, the FDA granted accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.

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

As of June 30, 2012, the Company had stockholders’ accumulated deficit of approximately $271.2 million, and for the fiscal quarter ended June 30, 2012, the Company experienced a net loss of $60.8 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company has drawn down $27.5 million of long-term debt under the loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  The Company currently has only a limited supply of cash available for operations. As of June 30, 2012, the Company had aggregate cash and cash equivalents of $3.0 million.

On January 9, 2012, the Company entered into an Investment Agreement with certain investors pursuant to which the Company issued and sold to the investors an aggregate of 110,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”), stated value $100 per share, at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The Investment Agreement provides that, from the date of the Investment Agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of the Company’s Series A-3 Convertible Preferred Stock (the “Series A-3 Preferred”), at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche.  On July 3, 2012, the Company and the investors entered into Amendment No. 1 to the Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred.  Additionally, on July 3, 2012, pursuant to the terms of the Investment Agreement, as amended, the Company issued and sold an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate proceeds of $3.0 million.  The Company had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred” and, collectively with the Series A-2 Preferred and the Series A-3 Preferred, the “Series A Preferred”) for an aggregate purchase price of $40.0 million.

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

Even after receipt of the $14 million in gross proceeds from the sale of Series A Preferred pursuant to the January 2012 Investment Agreement, the Company currently does not have enough capital resources to fund its planned activities beyond September 30, 2012 and the accompanying financial statements reflect substantial doubt about the Company’s ability to continue as a going concern, which is also stated in the report from its auditors on the audit of the Company’s financial statements as of and for the year ended December 31, 2011.  The Company’s plan of operation for the year ending December 31, 2012 is to continue implementing its business strategy, which now includes preparing to commercially launch Marqibo, and the continued development of the Company’s clinical trials for Marqibo and other drug candidates.  The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever. The Company will be unable to commercially launch Marqibo and to continue development of its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.

Management can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to delay the planned commercial activities for Marqibo and significantly curtail planned development to maintain operations before the end of 2012.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  The Company assesses whether temporary or other-than-temporary unrealized losses on its marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because the Company has determined that all of its debt and marketable equity securities previously held were available-for-sale, unrealized gains and losses, if any, were reported as a component of accumulated other comprehensive gain (loss) in stockholders’ equity.  Other-than-temporary unrealized losses relating to its investment in marketable equity securities, if any, were recorded in the statement of operations.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, accounts payable, and warrant liabilities. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s warrant liabilities is discussed in Notes 7.  The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred (see Note 5 below), which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense). The fair value of these financial instruments is discussed in Notes 5 and 7.

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

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred, which have the characteristics of both equity and liabilities. These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense).  The valuation of investors’ rights to purchase shares of Series A-3 Preferred is partially conditioned upon the likelihood of FDA approval. Management estimates regarding the likelihood of FDA approval could vary significantly in future periods, resulting in a material impact to the Company’s financial statements.  The fair value of these financial instruments is discussed in Notes 5 and 7.

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

Pursuant to a clinical trial research agreement with the German High-Grade Lymphoma Study Group, the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  These costs are based upon the achievement of certain milestones related to patient enrollment and data provision. These payments are accrued for upon the achievement of patient enrollment and data provision milestones or when the achievement of such milestones becomes probable.  Milestone payments are expensed in the period the milestone is reached.  The Company has recorded less than $0.1 million in research and development expense in connection with the Phase 3 clinical trial for the three and six months ended June 30, 2012.

The Company also entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic is sponsoring and conducting a Phase 2 clinical trial.  The Company’s obligation is limited to the provision of Menadione Topical Lotion for patients enrolled in the study.  The Company has recorded less than $0.1 million in research and development expense in connection with the Phase 2 clinical trial for the three and six months ended June 30, 2012.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of the Company’s global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. The Company has recorded $0.2 million and $0.5 million in research and development expense in connection with the HALLMARQ trial for the three and six months ended June 30, 2012, respectively.

In March 2012, the Company entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center (“MDACC”), whereby the Company agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma.  The Company expects enrollment for this study to begin in September 2012.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.  The Company has adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the operating expense for each reporting period.  Refer to Note 6 for further information regarding the required disclosures related to share-based compensation.

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

NOTE 3. FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements, and requires Deerfield’s consent before disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon execution of the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield Management.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, of which the entire amount was outstanding at June 30, 2012. There are no additional draws available under the Facility Agreement.  Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.6%.

The fair value of the loan payable as of June 30, 2012 was $16.6 million.  This fair value measurement is classified as Level 3 because such measurement is based upon unobservable inputs that reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the fair value of the liability.

First Amendment to the Facility Agreement

Under the original terms of the Facility Agreement, all outstanding indebtedness was required to be repaid in full on October 30, 2013.  However, on June 7, 2010, the Company and Deerfield entered into an amendment to the Facility Agreement that, among other terms, extended the maturity date of the outstanding principal to June 30, 2015.  In accordance with FASB ASC Topic 470, Debt, a debt modification is considered extinguishment if the present values, calculated using the pre-modification effective interest rate, of pre- and post-modification cash flows exceeds 10%. The Company deemed this modification unsubstantial as the change in the present value of cash flows related to the payment of interest and principal was less than 10%.

Second Amendment to the Facility Agreement

In connection with the entry into the 2012 Investment Agreement on January 9, 2012, the Company and Deerfield entered into a Second Amendment to Facility Agreement (the “Second Amendment to Facility Agreement”).  Among other items, pursuant to the Second Amendment to Facility Agreement, the Company will satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield affiliate for each quarterly period by $100.  The Company evaluated this debt modification pursuant to FASB ASC Topic 470, and deemed this modification unsubstantial. Since the pre- and post-modification debt can be prepaid at the Company’s option at any time without penalty, the impact was limited to the difference between the fair values of the Series A-2 Preferred issued to settle accrued interest and future interest payments, which is less than 10% of the carrying value of debt as of January 9, 2012.

On January 9, 2012, in accordance with the terms of the Second Amendment to the Facility Agreement, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended December 31, 2011, by issuing an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $153.42.  On March 30, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended March 31, 2012, by issuing an aggregate of 6,752 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $132.19.  On June 29, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended June 30, 2012, by issuing an aggregate of 6,752 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $132.19.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of June 30, 2012, the remaining debt discount is approximately $3.1 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the six months ended June 30, 2012 and 2011 and twelve months ended December 31, 2011:

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at June 30,
2012
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(3,467)	—	—	394	(3,073)
Carrying value	$24,033				$24,427

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at June 30,
2011
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,160)	—	—	345	(3,815)
Carrying value	$23,340				$23,685

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2011
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,160)	—	—	693	(3,467)
Carrying value	$23,340				$24,033

The table below is a summary of the debt issuance costs and changes during the six months ended June 30, 2012 and 2011 and twelve months ended December 31, 2011:

(In thousands)	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on June 30,
2012
Debt issuance costs	$751	$(129)	$622

(In thousands)	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on June 30
2011
Debt issuance costs	$905	$(78)	$827

(In thousands)	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on December 31,
2011
Debt issuance costs	$905	$(154)	$751

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

On June 30, 2012, the Company had investments with an estimated fair value of $2.0 million, all of which were classified as cash equivalents. The Company’s investment in money market funds primarily consists of bank instruments, commercial paper and notes, variable rate demand instruments, and repurchase agreements with effective maturities of three months or less.  The following table summarizes the investments classified as available-for-sale securities as of and for the six months ended June 30, 2012.  The Company did not have any available-for-sale instruments at December 31, 2011.

June 30, 2012 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Money market funds	Level 2	2,001	—	—	2,001

Total available-for-sale securities		2,001	—	—	2,001
Less: amounts classified as cash equivalents		(2,001)	—	—	(2,001)

Amounts classified as available-for-sale securities		$—	$—	$—	$—

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

The 2010 Investment Agreement also provided that the Purchasers had the right, but not the obligation, to make additional purchases of shares of the Company’s preferred stock; however, such right was eliminated pursuant to an amendment to the 2010 Investment Agreement that the Company entered into with the Purchasers in connection with its entry into a second Investment Agreement dated January 9, 2012 (the “2012 Investment Agreement”), the terms of which are discussed below under the caption “January 2012 Investment Agreement.”

January 2012 Investment Agreement

On January 9, 2012, the Company and the Purchasers entered into the 2012 Investment Agreement.   Pursuant to the terms of the agreement, on January 9, 2012, the Company issued and sold to the Purchasers an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11 million.  The 2012 Investment Agreement also provides that, until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, Warburg Pincus may elect to purchase, and Deerfield may elect to participate in the purchase of, up to 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share for an aggregate purchase price of $60 million, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche (such minimum number of shares per tranche, the “Minimum Series A-3 Additional Investment”).  In the event of a change of control, as such term is defined in the 2012 Investment Agreement, that occurs prior to the issuance of the maximum number of shares of Series A-3 Preferred that are issuable under the agreement, the 2012 Investment Agreement provides that the Purchasers may elect to receive an amount equal to the excess of the fair market value of the unissued shares of Series A-3 Preferred over the aggregate purchase price of such shares, as if the Purchasers had purchased such shares of Series A-3 Preferred immediately prior to such change of control.

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

Amendment to 2012 Investment Agreement.  On July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred.  Additionally, on July 3, 2012, pursuant to the terms of the Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate proceeds of $3.0 million.

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

•
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

Series A-3 Preferred

There were no shares of Series A-3 Preferred outstanding as of June 30, 2012.  Pursuant to the terms of the 2012 Investment Agreement, the Purchasers have the right, but not an obligation, to purchase up to 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, at any time until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates.  As noted above, on July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Additionally, on July 3, 2012, pursuant to the terms of the Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate proceeds of $3.0 million.  The terms of the Series A-3 Preferred are substantially identical to the terms of the Series A-1 Preferred and the Series A-2 Preferred except that the initial conversion price applicable to the Series A-3 Preferred is $0.35 per share (compared to $0.736 for the Series A-1 Preferred and $0.30 for the Series A-2 Preferred).  The Series A-3 Preferred, with respect to both dividend rights and rights upon a liquidation or change of control, ranks senior to all junior stock, including the Company’s common stock, and on parity with all parity stock, including the Series A-1 Preferred and Series A-2 Preferred.

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

At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred from June 7, 2010, when the shares were issued through the Second Closing.  The carrying value of the Series A-1 Preferred was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced shareholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred were convertible upon issuance.  As of June 30, 2012, the outstanding Series A-1 Preferred was convertible into approximately 65.8 million shares of common stock, including total value accreted since the issuance date of the Series A-1 Preferred.

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

Series A-2 Preferred Issued to Settle Interest Payments to Deerfield

In connection with the entry into the 2012 Investment Agreement on January 9, 2012, the Company entered into a Second Amendment to the  Facility Agreement pursuant to which, among other things, the Company agreed to satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield entity for each quarterly period by $100.  Accordingly, as described above, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011. As noted above, the fair value of the interest settled was included in the total proceeds allocated between the Series A-2 Preferred and the Purchasers’ rights to purchase up to 600,000 shares of Series A-3 Preferred. On March 30, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.  On June 29, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended June 30, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.

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

Prior to its amendment on January 9, 2012, the 2010 Investment Agreement provided that the Purchasers had the right, but not the obligation, to make additional investments in the Company as follows:

•
at any time prior to the date the Company receives marketing approval from the FDA for the first of its product candidates (“Marketing Approval Date”), the Purchasers were entitled to purchase up to an additional 200,000 shares of Series A-1 Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $20 million (“Additional Investment”); and

•
at any time beginning 15 days and within 120 days following the Marketing Approval Date, the Purchasers were entitled to purchase up to an aggregate of 400,000 shares of Series A-2 Convertible Preferred Stock at the stated value of $100 per share for an aggregate purchase price of $40 million (“Subsequent Investment”).

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

The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Series A-1 and Series A-2 Preferred Stock as of January 9, 2012, June 30, 2011 and December 31, 2011and the changes in the valuation in the periods then ended.

(In thousands)	Fair value at January 1	Revaluation of rights increase/(decrease)	Elimination of rights(1)	Fair value at January 9
2012
Rights to purchase preferred stock	$1,772	$1,007	$(2,779)	$—

(In thousands)	Fair value at January 1	Revaluation of rights increase/(decrease)	Elimination of rights	Fair value at June 30
2011
Rights to purchase preferred stock	$5,131	$2,399	$—	$7,530

(In thousands)	Fair value at January 1	Revaluation of rights increase/(decrease)	Elimination of rights	Fair value at December 31
2011
Rights to purchase preferred stock	$5,131	$(3,359)	$—	$1,772

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

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Company determined that the Purchasers’ rights to purchase future shares of Series A-3 Preferred are freestanding instruments that are required to be classified as liabilities and carried at fair value. The treatment of these instruments as a liability was due to certain redemption features of the underlying Preferred Stock.  The value of the option to purchase additional shares of Series A-3 Preferred is estimated directly from the Black-Scholes-Merton model output. The value of the option is partially conditioned upon the likelihood of successful FDA approval. As such, a weighting reflecting management’s estimates of the probability of successful FDA approval is applied to the preliminary Black-Scholes-Merton option price at each valuation date.  Such estimates of probability are subject to change based on various factors regarding the likelihood of FDA approval.  Continued regulatory progress since the previous valuation as of March 31, 2012 resulted in a 10% increase to management’s probability estimate.

The Company recognized $55.5 million and $79.2 million in total losses related to the revaluation of the rights to purchase shares of Series A-3 Preferred during the three and six months ended June 30, 2012, respectively.  Changes in the market price of the common stock would result in a change in the value of the option and impact the statement of operations. For example, a 10% increase in the market price of the common stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

The following table summarizes the fair value of the Purchasers’ rights to purchase shares of Series A-3 Preferred as of June 30, 2012 and the changes in the valuation in the period then ended.

2012 (In thousands)	Fair value at January 9(1)	Revaluation of rights increase/(decrease)	Fair value at June 30

Rights to purchase preferred stock	$10,307	$79,156	$89,463

(1)  The initial valuation date of the option to purchase shares of Series A-3 Preferred is the date of the execution of the 2012 Investment Agreement with the Purchasers, or January 9, 2012.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase additional shares of Series A-3 Preferred for the three months ended March 31, 2012 and June 30, 2012:

	Three Months Ended
	March 31			June 30
Rights to purchase shares of Series A-3 Preferred
Risk-free interest rate	0.04	-	0.06%	0.17%
Expected life (in years)	0.20	-	0.42	0.58
Volatility		1.20		1.20
Dividend Yield	8.8	-	8.9%	8.8%
Probability of FDA Approval	33	-	65%	75%

Beneficial Conversion Feature

Because the conversion price of the shares of Series A-1 and A-2 Preferred was less than the fair value of common stock at the respective dates when preferred stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1 and A-2 Preferred, the BCF is immediately accreted to the preferred shares as a deemed preferred stock dividend.   The Company has recognized aggregate BCF of $29.9 million related to the shares of Series A-1 Preferred issued on June 7, 2010 and this amount is included in the total value of Series A Preferred of $35.3 million as of June 30, 2012. The Company has also recognized aggregate BCF of $4.2 million related to the shares of Series A-2 Preferred issued on January 9, 2012 and $0.4 million related to the shares of Series A-2 Preferred issued on March 30, 2012 and June 29, 2012, all of which were accreted to the preferred shares as a deemed preferred stock dividend.

Accretion on Preferred Stock

For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing under 2010 Investment Agreement), the 400,000 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value of the Series A-1 Preferred from the transaction date through June 30, 2012 was $8.5 million, including $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively.  The total accretable value of the Series A-1 Preferred for the three and six months ended June 30, 2011 was $1.0 million and $1.9 million, respectively.  The shares of Series A-2 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value of the Series A-2 Preferred for the three and six months ended June 30, 2012 was $0.3 million and $0.5 million, respectively.

The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to holders of preferred stock and the loss attributable to holders of common stock is increased by the value of the accretion for the period.  In total, accretion on preferred stock accounts for $1.3 million and $2.6 million in deemed dividends to holders of preferred stock for the three and six months ended June 30, 2012, compared to $1.0 million and $1.9 million in deemed dividends to holder of preferred stock through the three and six months ended June 30, 2011, respectively.

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

Stock Incentive Plans. As of June 30, 2012, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under all the current plans vest over a four-year period, subject to continued employment, and expire ten years from the date of grant. Additionally, the Company maintains the 2006 Employee Stock Purchase Plan (the “2006 Plan”), pursuant to which eligible employees may purchase shares of the Company’s newly-issued common stock.

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including the Company’s subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. As of June 30, 2012, the total number of shares of common stock available for grants of awards to participants under the 2010 Plan was 1.3 million shares.  On February 17, 2012, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the number of shares of the Company’s common stock issuable thereunder from 8.5 million to 10 million.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at June 30, 2012 and changes in outstanding options in the six months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2012	6,031	$1.20

Options granted	3,584	0.92
Options exercised	(84)	0.57
Options cancelled	(365)	3.06
Outstanding June 30, 2012	9,166	$1.01	8.6	$3,981
Exercisable at June 30, 2012	3,330	$1.51	7.7	$1,470

The weighted-average grant date fair value of options granted during the three months ended June 30, 2012 was $0.73.  During the three month periods ended June 30, 2012 and 2011, the Company recorded share-based compensation cost from all equity awards to employees of $0.3 million and $0.2 million, respectively.  During the six month periods ended June 30, 2012 and 2011, the Company recorded share-based compensation cost from all equity awards to employees of $0.7 million and $0.5 million, respectively.

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of newly-issued common stock. The price of each share will not be less than the lower of 85% of the fair market value of common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of common stock on the last trading day of the purchase period. A total of 187,500 shares of common stock were initially reserved for issuance under the 2006 Plan.  On July 15, 2011, the Company’s Board of Directors approved an additional 150,000 shares of common stock available for issuance under the 2006 Plan. On July 12, 2012, the Board of Directors approved an amendment to the 2006 Plan increasing the number of shares of the Company’s common stock available for purchase thereunder by 400,000.  The Company issued 10,751 shares of common stock on January 10, 2012 and 36,703 shares on July 5, 2012 pursuant to the 2006 Plan. As of the date of this Report, 510,240 shares of common stock are remaining under the 2006 Plan.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
Employee stock options
Risk-free interest rate	0.75	–	1.38%		2.24%		0.75	–	1.43%		2.24%
Expected life (in years)	6.02	–	6.50		5.50		5.50	–	6.50		5.50
Volatility	1.00	–	1.02		107.20		1.00	–	1.16		107.20
Dividend Yield		0%			0%			0%			0%
Employee Stock Purchase Plan
Risk-free interest rate	0.06	–	0.61%	0.19	–	0.61%	0.06	–	0.61%	0.19	–	0.61%
Expected life (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Volatility	1.07	–	1.89	0.98	–	1.43	1.07	–	1.89	0.98	–	1.43
Dividend Yield		0%			0%			0%				0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and uses the assumptions as allowed by FASB ASC Topic 718, Compensation – Stock Compensation.  Through October 2010, as allowed by FASB ASC 718-10-55, companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility was based on the average expected volatilities of a sampling of other peer companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  For options issued after October 2010, the Company used its own historical data to estimate expected volatility.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, Share-Based Payment, it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based awards.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on historical information, the Company currently estimates that 23% annually of its stock options awarded with annual vesting mechanisms will be forfeited.

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account.  Therefore, these amounts are no longer included in gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded in equity when they reduce cash taxes payable.

Common Stock Warrants.  As of June 30, 2012, the Company had outstanding warrants to purchase an aggregate of approximately 2.0 million shares of its common stock, all of which were available for exercise.

At June 30, 2012, there are outstanding Series A warrants to purchase an aggregate of 0.6 million shares of common stock and Series B warrants to purchase an aggregate of 1.1 million shares of common stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred on June 7, 2010. A total of 0.2 million warrants are outstanding in connection with the transactions contemplated by the 2010 and 2012 Investment Agreements.

In May 2012, an investor exercised Series A warrants to purchase 15,000 shares of common stock.  The Company received total cash proceeds of $600 from the exercise.  See “Note 7. Warrant Liabilities.”

The following table summarizes the warrants outstanding as of June 30, 2012 and the changes in outstanding warrants in the six month period then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2012	1,967	$0.76
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	(15)	0.04
Warrants outstanding June 30, 2012	1,952	$0.76

NOTE 7. WARRANT LIABILITIES

The Company had outstanding warrants to purchase 1.7 million shares of common stock that were classified as liabilities and 0.2 million classified as equity on the balance sheet as of June 30, 2012.  The fair value of the warrants classified as liabilities was $1.6 million and $0.5 million on June 30, 2012 and December 31, 2011, respectively.

During the three months ended June 30, 2012, the Company recorded just over $0.7 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of less than $0.1 million for the reduction of liabilities related to the exercise of the Series A warrants.  During the three months ended June 30, 2011, the Company recorded just over $0.3 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of just under $0.3 million for the reduction of liabilities related to the exercise of the Series B warrants.

During the six months ended June 30, 2012, the Company recorded $1.2 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of less than $0.1 million for the reduction of liabilities related to the redemption of the Series A warrants. During the six months ended June 30, 2011, the Company recorded $0.8 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of approximately $0.3 million for the reduction of liabilities related to the redemption of the Series B warrants.

During the twelve months ended December 31, 2011, the Company recorded less than $0.1 million in total losses related to increased valuation of the warrant liability, offset by a reduction of approximately $0.3 million for the reduction of liabilities related to the redemption of the Series B warrants.

The following table summarizes the fair value of the warrant liability during the six months ended June 30, 2012 and 2011 and the twelve months ended December 31, 2011:

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at June 30
2012
Warrants classified as liabilities	$502	$(11)	$1,155	$1,646

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at June 30
2011
Warrants classified as liabilities	$713	$(252)	$796	$1,257

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at December 31
2011
Warrants classified as liabilities	$713	$(252)	$41	$502

All warrants that were classified as liabilities as of June 30, 2012 and December 31, 2011 were issued to various investors pursuant to the October 2009 private placement.  The warrants issued were Series A and Series B Warrants as discussed in Note 6.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if the Company is unable to maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to warrants outstanding during the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012			2011

Risk-free interest rate	0.72%	1.76%	0.72	–	1.04%	1.76	–	2.24%
Expected life (in years)	4.3	5.3	4.3	–	4.5	5.3	–	5.5
Volatility	1.14	101.8	1.10	–	1.14	0.98	–	1.02
Dividend Yield	0%	0%		0%		0%

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

Basic and diluted net loss per share was determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net loss	$(60,797)	$(6,050)	$(91,288)	$(16,466)
Deemed dividends attributable to preferred stock in connection with accretion	(1,343)	(972)	(2,619)	(1,913)
Deemed dividends attributable to preferred stock in connection with embedded beneficial conversion features	(197)	—	(4,549)	—

Net loss applicable to common stock	(62,337)	(7,022)	(98,456)	(18,379)

Weighted average shares used in computing net loss per share, basic and diluted	21,883	21,423	21,865	21,334

Net loss per share, basic and diluted	$(2.85)	$(0.33)	$(4.50)	$(0.86)

The securities in the table below were excluded from the computation of diluted net loss per common share for the six months ended June 30, 2012 and 2011 because such securities were anti-dilutive during the periods presented:

(In thousands)	2012	2011
Warrants	1,952	1,785
Stock options and employee stock purchase plan	9,276	6,443
Convertible redeemable preferred stock	111,017	60,229

Total	122,245	68,457

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

The following tables represent the fair value hierarchy for financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012
(in $ thousands)	Level 1	Level 2(1)	Level 3(2)	Total
Assets
Available-for-sale securities	$—	$2,001	$—	$2,001
Total	$—	$2,001	$—	$2,001
Liabilities
Warrant liabilities	—	—	$1,646	$1,646
Right to purchase Series A-3 preferred stock	—	—	89,463	89,463
Total	$—	$—	$91,109	$91,109

December 31, 2011
(in $ thousands)	Level 1	Level 2	Level 3(2)	Total
Assets
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Warrant liabilities	—	—	$502	$502
Right to purchase Series A-1 and A-2 preferred stock	—	—	1,772	1,772
Total	$—	$—	$2,274	$2,274

(1)  The Company’s Level 2 assets were classified as cash and cash equivalents as of June 30, 2012.

(2)  See Notes 5 and 7 of these Notes to the Financial Statements for a roll forward of the Company’s Level 3 liabilities for the six months ended June 30, 2012 and twelve months ended December 31, 2011.

NOTE 10.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the composition of other assets as of June 30, 2012 and December 31, 2011:

(in $ thousands)	June 30, 2012	December 31, 2011
Direct financing costs	$32	$462
Prepaid expenses	458	140
Security deposit	31	31
Accounts receivable	—	2
Total	$521	$635

The Company incurred direct financing costs associated with the transactions contemplated by the January 2012 Investment Agreement. Accumulated direct financing costs were deferred and reclassified as a reduction to the carrying value of preferred stock upon the sale and issuance of the respective shares.

NOTE 11.  PROPERTY AND EQUIPMENT

The following table presents the composition of property and equipment as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Property and equipment: (in $ thousands)
Furniture & fixtures	$71	$71
Computer hardware	277	277
Computer software	220	220
Manufacturing equipment	164	164
Tenant improvements	163	163
	895	895
Less accumulated depreciation	(847)	(823)
Property and equipment, net	$48	$72

For each of the three and six month periods ended June 30, 2012 and 2011, depreciation expense was less than $0.1 million.

NOTE 12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012	December 31, 2011
Trade accounts payable	$805	$1,633
Clinical research and other development related costs	1,014	1,173
Accrued personnel related expenses	1,052	800
Interest payable	—	683
Accrued other expenses	104	268
Total	$2,975	$4,557

NOTE 13. RELATED PARTY TRANSACTIONS

Pursuant to the 2010 and 2012 Investment Agreements (see Note 5 above), Warburg Pincus may seek reimbursement from the Company for reasonable fees and disbursements incurred in connection with transactions contemplated by such agreements, including fees and disbursements of legal counsel, accountants, advisors and consultants, and miscellaneous other fees and expenses incurred by Warburg Pincus.

For the six months ended June 30, 2012, the Company recorded approximately $0.2 million in professional and legal fees incurred by Warburg Pincus, which is included in the $0.8 million in direct transaction costs recorded as a reduction to the carrying value of the Series A-2 Preferred issued on January 9, 2012.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Agreements. On February 10, 2011, the Company entered into a 17-month sublease for property at 2207 Bridgepointe Parkway in San Mateo, California, which commenced on March 1, 2011.  The total cash payments due over the remaining sublease period, as of June 30, 2012, are less than $0.1 million.  This lease expired on July 25, 2012.  On June 22, 2012, the Company entered into a 24-month lease for 17,555 square feet of office space at 400 Oyster Point Boulevard in South San Francisco, California, which commenced on July 1, 2012.  The total cash payments due over the remaining lease period, as of June 30, 2012, are $0.8 million.

Clinical Trial Agreements. In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of June 30, 2012, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $10.4 million and $12.3 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company is under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient. No amounts have been accrued as of June 30, 2012 in connection with this arrangement.

In July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.  Per the terms of the clinical trial agreement, the Company’s obligations are limited to the provision of Marqibo during the study.  No amounts have been accrued as of June 30, 2012 in connection with this arrangement.

In August 2011, the Company entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial that is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  In January 2012, the first patient was enrolled in the study. As of June 30, 2012, the Company accrued less than $0.1 million for drug manufacture and related expenditures.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of the Company’s global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. In May 2012, the Company enrolled and dosed its first patient under the HALLMARQ study.  Direct costs associated with the HALLMARQ study are estimated to be approximately $53.1 million over a period of five years.  As of June 30, 2012, the Company accrued approximately $0.2 million for expenditures related to the HALLMARQ study.

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

NOTE 15.  SUBSEQUENT EVENTS

Amendment to 2012 Investment Agreement and Sale of Series A-3 Preferred

As disclosed above, on January 9, 2012, the Company entered into an Investment Agreement with certain purchasers whereby the Company issued and sold to the Purchasers an aggregate of 110,000 shares of its Series A-2 Convertible Preferred Stock at a purchase price of $100 per share, and pursuant to which the purchasers have the right, but not the obligation, to purchase up to 600,000 shares of the Company’s Series A-3 Preferred at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche (such minimum number of shares per tranche, the “Minimum Series A-3 Additional Investment”). On July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Additionally, on July 3, 2012, pursuant to the terms of the Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate proceeds of $3.0 million.

Amendment to 2006 Employee Stock Purchase Plan

On July 12, 2012, the Board of Directors approved an amendment to the Company’s 2006 Employee Stock Purchase Plan (the “Plan”) increasing the number of shares of the Company’s common stock available for purchase thereunder by 400,000.  The Company had originally reserved 187,500 shares under the Plan when it was initially adopted in 2006 (after giving effect to the Company’s reverse split effected on September 2010) and in July 2011, increased the number of shares available for purchase by an additional 150,000.

Accelerated Approval of Marqibo

On August 9, 2012, the FDA approved the Company’s NDA seeking accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  As disclosed above, the FDA had previously accepted the Company’s NDA for Marqibo in September 2011, setting a PDUFA date of May 13, 2012, which date was subsequently extended to August 12, 2012.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

●
Marqibo® (vincristine sulfate liposome injection), our lead product candidate, is a novel, targeted Optisome™ encapsulated formulation product candidate of the Food and Drug Administration (FDA)-approved anticancer drug vincristine, currently in development primarily for the treatment of adult acute lymphoblastic leukemia, or ALL, in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  In July 2011, we submitted to the FDA a new drug application, or NDA, seeking accelerated approval of Marqibo.  In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and set an action date for our NDA under the Prescription Drug User Fee Act, commonly referred to as a PDUFA date, of May 13, 2012, reflecting a standard 10-month review timeline. Following a hearing in front of a panel of the FDA’s Oncologic Drugs Advisory Committee, or ODAC, on March 21, 2012, which resulted in a positive vote (7 to 4 with 2 abstentions) for Marqibo, the FDA extended the PDUFA date for 3 months to August 12, 2012.  On August 9, 2012, the FDA granted accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.

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

Strategy

We are committed to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care. Key aspects of our strategy include:

●
Focus on developing innovative cancer therapies. We focus on oncology product candidates in order to capture efficiencies and economies of scale. We believe that drug development for cancer markets is particularly attractive because relatively small clinical trials can provide meaningful information regarding patient response and safety.  Our main focus is the development of Marqibo, our lead product candidate, for which the FDA recently granted accelerated approval for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.

●
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

●
Develop strategic partnerships, through licensing agreements, joint venture or merger and acquisition, to develop and commercialize our lead product candidates in the United States, Europe, and other international regions. We intend to explore strategic partnership opportunities or other transactions with pharmaceutical, biotechnology, or other companies to develop and commercialize our current products and product candidates, in the United States, Europe and other international regions.  We believe that this strategy will help us to mitigate our development and commercialization risk, reduce our capital expenditure requirements, and broaden the scope of our sales and marketing activities for our products within domestic and international markets. However, if we are unable to secure such partnerships or strategic transactions on terms we believe are in our best interests, then we will prepare to commercialize our products alone.

Revenues

We do not expect to generate any significant revenue from product sales or royalties in 2012.  We anticipate revenues beyond 2012 provided we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our ability to generate future revenues will be significantly diminished.

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

While expenditures on current and future clinical development programs are expected to be substantial, particularly in light of our available resources, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of Marqibo or any of our other product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

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

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the statement of operations each reporting period.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

General and administrative expenses. For the three months ended June 30, 2012, general and administrative, or G&A, expense was $1.5 million, as compared to $1.3 million for the three months ended June 30, 2011.  The $0.2 million increase is due to increased personnel related expenses of $0.1 million and $0.2 million related to increased professional fees and third-party service fees, offset partially by $0.1 million in decreased allocated departmental costs and overhead.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended June 30, 2012 and 2011.  The table also summarizes outside services and allocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	Three months ended June 30,
R&D expenses ($ in thousands)	2012	2011	% Change
Marqibo	$703	$2,257	(68.9)%
Other product candidates	59	0	N/A
Professional fees and third-party service costs	152	13	1,069.2%
Allocable costs and overhead	81	260	(68.8)%
Personnel related expense	1,047	926	13.1%
Share-based compensation expense	130	77	68.8%
Total research and development expense	$2,172	$3,533	(38.5)%

Marqibo.  In the three months ended June 30, 2012, Marqibo costs decreased by $1.6 million compared to the same period in 2011.  During the three months ended June 30, 2011, the Company incurred significant fees from contract research organizations (CROs) related to the preparation of the Marqibo NDA filing, which was submitted in July 2011. CRO costs and professional consultation fees decreased for the quarter ended June 30, 2012, compared to the corresponding quarter in the preceding year, as such activities during the 2012 period were primarily limited to preparatory activities in connection with the March 2012 ODAC meeting.

We expect to spend approximately $20 million to $25 million on clinical development for Marqibo in 2012 (including milestone payments that were triggered under the license agreements relating to Marqibo upon approval from the FDA of our NDA seeking accelerated approval of Marqibo).  We estimate that we will need to spend an additional $50 million to $55 million on external costs to run the trial needed to obtain full FDA approval in adult ALL. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever. We need to raise additional capital to fund these planned expenditures beyond September 2012. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish or rights to some or all of our product candidates.

Other R&D expenses.   Personnel related costs increased by $0.1 million during the three months ended June 30, 2012 compared to the corresponding period in the preceding year. Increased salaries in 2012 contributed to the slight increase from the three months ended June 30, 2012.

Interest expense. For the three months ended June 30, 2012 and 2011, interest expense was $0.9 million for each respective period.

Gain or loss on change in fair market value of liabilities re-measured at fair value.  We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the three months ended June 30, 2012, we recorded a net loss related to these liabilities of $55.5 million, compared to a net loss of less than $0.1 million in the corresponding period in the preceding year. The increase in net loss in the current period, compared to the same period last year, is driven by the loss incurred in connection with the revaluation of rights to purchase shares of Series A-3 Preferred in connection with the 2012 Investment Agreement executed on January 9, 2012.  The loss incurred during the three months ended June 30, 2011 related to the revaluation of rights to purchase additional shares of Series A-1 and Series A-2 Preferred, which were eliminated on January 9, 2012.  The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. The value of the option is also partially conditioned upon the likelihood of successful FDA approval. As such, a weighting reflecting management’s estimates of the probability of successful FDA approval is applied to the preliminary Black-Scholes-Merton option price at each valuation date.  Such estimates of probability are subject to change based on various factors regarding the likelihood of FDA approval.  Continued regulatory progress since the previous valuation as of March 31, 2012 resulted in a 10% increase to management’s probability estimate.   For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2012

General and administrative expenses. For the six months ended June 30, 2012, general and administrative, or G&A, expense was $3.2 million, as compared to $2.8 million for the six months ended June 30, 2011.  The $0.4 million increase is due to increased personnel related expenses of $0.2 million and $0.4 million related to increased professional fees and third-party service fees, offset partially by $0.2 million in decreased allocated departmental costs and overhead.   Personnel costs increased due to higher bonus payments resulting from the achievement of certain corporate milestones in 2011.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the six months ended June 30, 2012 and 2011.  The table also summarizes outside services and allocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	Six months ended June 30,
R&D expenses ($ in thousands)	2012	2011	% Change
Marqibo	$1,758	$5,514	(68.1)%
Other product candidates	117	11	963.6%
Professional fees and third-party service costs	338	232	45.7%
Allocable costs and overhead	168	534	(68.5)%
Personnel related expense	2,301	2,238	2.8%
Share-based compensation expense	232	148	56.8%
Total research and development expense	$4,914	$8,677	(43.4)%

Marqibo.  In the six months ended June 30, 2012, Marqibo costs decreased by $3.8 million compared to the same period in 2011.  During the six months ended June 30, 2011, the Company incurred significant fees from contract research organizations (CROs) related to the preparation of the Marqibo NDA filing, which was submitted in July 2011. CRO costs and professional consultation fees decreased for the six months ended June 30, 2012, compared to the corresponding six month period in the preceding year, as such activities were primarily limited to preparatory activities in connection with the March 2012 ODAC meeting.

Other R&D expenses.   Personnel related costs increased by $0.1 million during the six months ended June 30, 2012 compared to the corresponding six month period in the preceding year.  Personnel costs increased due to higher bonus payments resulting from the achievement of certain corporate milestones in 2011.

Interest expense. For the six months ended June 30, 2012 and 2011, interest expense was $1.9 million and $1.8 million, respectively.

Gain or loss on change in fair market value of liabilities re-measured at fair value.  We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the six months ended June 30, 2012, we recorded a net loss related to these liabilities of $80.2 million, compared to a net loss of $2.4 million in the corresponding period in the preceding year. The increase in net loss in the current period, compared to the same period last year, is driven by a $79.2 million loss incurred in connection with the revaluation of rights to purchase shares of Series A-3 Preferred in connection with the 2012 Investment Agreement executed on January 9, 2012.  The revaluation of rights to purchase additional shares of Series A-1 and Series A-2 Preferred also contributed to $1.0 million of the total net loss. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. The value of the option is also partially conditioned upon the likelihood of successful FDA approval. As such, a weighting reflecting management’s estimates of the probability of successful FDA approval is applied to the preliminary Black-Scholes-Merton option price at each valuation date.  Such estimates of probability are subject to change based on various factors regarding the likelihood of FDA approval.  Continued regulatory progress since the previous valuation as of March 31, 2012 resulted in a 10% increase to management’s probability estimate.   For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2012, we had a stockholders’ accumulated deficit of approximately $271.2 million, and for the fiscal quarter ended June 30, 2012, we experienced a net loss of $60.8 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We have drawn down $27.5 million of long-term debt under the October 2007 Facility Agreement that we entered into with Deerfield Management and certain of its affiliates (collectively, “Deerfield”), with the entire balance due in June 2015.  We currently have a limited supply of cash available for operations. As of June 30, 2012, we had aggregate cash and cash equivalents of $3.0 million.

On January 9, 2012, we entered into an Investment Agreement with certain investors pursuant to which we issued and sold to such investors an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The Investment Agreement also provides that, until the first anniversary of our receipt of marketing approval from the Food and Drug Administration for any of our product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche. On July 3, 2012, we and the purchasers entered into Amendment No. 1 to the Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Additionally, on July 3, 2012, pursuant to the terms of the Investment Agreement, as amended, we issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate proceeds of $3.0 million.  We had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of Series A-1 Preferred for an aggregate purchase price of $40.0 million.

As described above, we and Deerfield had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010.  In connection with the entry into the Investment Agreement, on January 9, 2012, we and Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, we will satisfy our obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred in lieu of cash.  On January 9, 2012, we issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011.  On March 30, 2012, we issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  On June 29, 2012, we issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended June 30, 2012.

We believe that our cash resources as of June 30, 2012 are only sufficient to fund our development plans through September 2012.  Accordingly, our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Our plan of operation for the year ending December 31, 2012 is to continue implementing our business strategy, which now includes preparing to commercially launch Marqibo and the continued development of our clinical trials for Marqibo and other drug candidates.  We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to prepare to commercially launch Marqibo and to continue development of our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  Although the investors identified in our 2012 Investment Agreement have the right to make additional investments in our Series A-3 Preferred, they have no obligation to do so and we have no assurance that they will make any further investments under that or any other agreement.  Accordingly, we can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations before the end of 2012.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, over the next 12 months we expect to spend approximately between $20 million and $25 million on clinical development for Marqibo (including milestone payments that were triggered under the license agreements relating to Marqibo upon approval from the FDA of our NDA seeking accelerated approval of Marqibo).  We also expect to spend approximately $5.8 million on general corporate and administrative expenses.  However, as noted above, our cash resources as of June 30, 2012 are only sufficient to fund our development plans through September 2012.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	costs associated with the commercial launch of Marqibo;

●	costs associated with conducting preclinical and clinical testing;

●	costs of establishing arrangements for manufacturing our product candidates;

●	payments required under our current and any future license agreements and collaborations;

●	costs, timing and outcome of regulatory reviews;

●	costs of obtaining, maintaining and defending patents on our product candidates; and

●	costs of increased general and administrative expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We need to raise immediate additional capital to fund our planned operations beyond September 2012. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

We believe that our currently available capital is only sufficient to fund our operations through September 2012. Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Accordingly, we need additional capital to fund our operations beyond September 2012.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

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

In January 2012, we entered into an investment agreement with certain investment funds affiliated with Warburg Pincus, LLC and Deerfield Management pursuant to which we sold an aggregate of 110,000 shares of Series A-2 Preferred for $100 per share. Under the investment agreement, the investors have the right, but not the obligation, from the date of the agreement until the first anniversary of our receipt of marketing approval from the FDA for any of our product candidates, to purchase up to an additional 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche.  On July 3, 2012, we and the investors entered into an amendment to the investment agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Additionally, on July 3, 2012, pursuant to the terms of the investment agreement, as amended, we issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate proceeds of $3.0 million.  If the investors do not make additional investments pursuant to the January 2012 investment agreement at times when we are in need of additional capital, then we will need to secure such additional capital from other sources.  Beyond the investment agreement, however, we have no committed sources of additional capital and our access to funding is always uncertain. Further, other than certain issuances of common stock in connection with a new financing transaction, the holders of our preferred stock have the right to approve issuances of equity or debt securities by us, which could prevent us from being able to complete a financing with other investors if not first approved by our preferred stockholders. In addition, the uncertainty surrounding our ability to obtain additional financing is further exacerbated due to ongoing global economic turmoil, which has continued to restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

Our long-term success is dependent on our ability to establish strategic partnerships to develop and commercialize our product candidates, particularly Marqibo and Menadione Topical Lotion, in the United States, Europe, and other international regions.

An important element to our business strategy includes partnering with pharmaceutical, biotechnology, or other companies to develop and commercialize our product candidates in the United States, Europe, and other international regions.  We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and execute. In addition, such arrangements may not be commercially successful or we may not be able to enter into such partnerships on favorable terms.

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

Our near and long-term business prospects are substantially dependent on our ability to satisfy post-accelerated approval requirements with respect to our lead product candidate, Marqibo.

In July 2011, we submitted to the FDA a new drug application, or NDA, seeking accelerated approval of our lead product candidate, Marqibo, for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy. In September 2011, the FDA accepted our NDA for filing under Subpart H – Accelerated Approval for New Drugs for Serious or Life Threatening Illnesses, and, on August 9, 2012, the FDA granted accelerated approval of Marqibo.

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

Because our NDA for Marqibo was submitted on the basis of the data from our rALLy study, a Phase 2 clinical trial, and did not include data from any Phase 3 clinical trial of Marqibo, we remain subject to the rigorous compliance requirements discussed above, and any failure to satisfy such requirements may cause the FDA to withdraw its approval of Marqibo.  If the FDA were to withdraw its approval of Marqibo, we would be required to expend significant additional capital in order to complete our ongoing Phase 3 clinical trials, which would be required to obtain full marketing approval.  Such capital may not be available to us when needed, on acceptable terms or even at all.  As a result, we may be forced to cease our operations altogether, in which case you may lose your entire investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2012, a holder of warrants issued by us in our October 2009 private placement exercised its right to purchase 15,000 shares of our common stock at an exercise price of $0.04 per share.  The sale of these shares was made pursuant to a private transaction that did not involve a public offering, and accordingly, we believe this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules and regulations promulgated thereto, that the holder acquired the shares for investment and not distribution, it could bear the risks of the investment, and it could hold the securities for an indefinite period of time. The holder received written disclosures that the securities had not been registered under the Securities Act and any resale must be made pursuant to a registration or an available exemption from such registration.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment and Restatement of 2012 Change of Control Payment Plan

As previously disclosed, effective as of February 17, 2012, the Company adopted the Talon Therapeutics, Inc. 2012 Change of Control Payment Plan (the “Change of Control Plan”) to provide benefits upon a “change of control” transaction to full-time Company employees serving at or above the level of Vice President as of the time of such transaction.  Effective as of August 10, 2012, the Company amended and restated the Change of Control Plan for the purposes of, among other things, (i) increasing the total amount of benefits payable to eligible participants under the plan, (ii) expanding the group of eligible participants under the plan to include full-time Company employees serving at or above the level of Senior Director as of the time of the change of control transaction, (iii) increasing the benefits payable to Steven R. Deitcher, M.D., the Company’s President & Chief Executive Officer, and (iv) extending the termination date of the plan from December 31, 2012, to June 30, 2013.  The following is a summary of the material terms of the Change of Control Plan, as amended and restated (the “Restated Plan”):

Participants.  Full-time Company employees serving at or above the level of Senior Director as of the time of the change of control transaction are eligible to receive benefits under the Restated Plan upon the effective time of a “change of control” transaction.

Plan Benefits; Allocation.  The Restated Plan provides for total benefits payable to eligible participants in an amount not to exceed 9.0% of the Change of Control Proceeds (the “Plan Benefits”).  For purposes of the plan, the term “Change of Control Proceeds” means all cash and the fair market value of all property paid, directly or indirectly, to the Company or its stockholders in consideration for their shares of capital stock, but excluding (1) fees and expenses incurred by the Company in connection with such transaction, (2) amounts payable under employment or consulting agreements between an acquirer and any current or former employee, consultant or director of the Company, (3) the value of any Company debt paid or assumed by the acquirer in such transaction, and (4) the gross cash proceeds received by the Company in all equity financings completed on or after June 1, 2010.  Of the total Plan Benefits, the Restated Plan provides that (A) Dr. Deitcher is entitled to 4.0% of Change of Control Proceeds up to $200 million, 4.5% of Change of Control Proceeds exceeding $200 million and up to $400 million, and 5.0% of Change of Control Proceeds exceeding $400 million, and (B) Craig W. Carlson, the Company’s Sr. V.P. & Chief Financial Officer, is entitled to 1.0% of Change of Control Proceeds, provided each remains employed in their respective positions at the time of the change of control transaction.  The remaining Plan Benefits will be allocated among the other eligible participants in the discretion of the Board, provided that Vice Presidents other than Mr. Carlson are entitled to an aggregate of 2.5% of Change of Control Proceeds and Senior Directors are entitled, subject to the vesting provisions discussed below, to an aggregate of 0.5% of Change of Control Proceeds.  However, each participant’s share of the Plan Benefits shall be reduced, on a dollar-for-dollar basis, by the amount of cash and/or value of other property received by such participant in connection with the change of control transaction in respect of outstanding stock options or other stock incentives held by the participant.  The Restated Plan is unfunded and all benefits payable under the plan shall be paid only from the Company’s general assets.

Form and Timing of Payments. The Plan Benefits shall be payable to eligible participants in the same manner and form and at the same time as the consideration payable to the Company’s stockholders in connection with the change of control transaction; provided, however, that Plan Benefits payable to Senior Directors shall vest and become payable in two equal installments on each of the first and second anniversaries of the effective date of the change of control, subject to the continued employment of such employee by the Company (including any successor or surviving entity); provided, further, that in the event a Senior Director experiences a Qualifying Termination (as defined in the Restated Plan) following the change of control, then such payments shall immediately vest and become payable in full.

Definition of Change of Control.  As defined in the Restated Plan, the term “change of control” includes the following:

●
a person or group becoming the direct or indirect beneficial owner of more than 50% of the combined voting power of the Company other than by merger or similar transaction; provided, that a change of control will not be deemed to occur in connection with the acquisition of securities from the Company in a financing transaction;

●
a merger, consolidation or similar transaction involving the Company in which the Company’s stockholders immediately prior to the transaction no longer own more than 50% of the voting securities or voting power of the surviving company in substantially the same proportion as their ownership of Company securities immediately prior to such transaction; and

●
the sale, lease, exclusive worldwide license or other disposition of all or substantially all of the total gross value of the Company’s assets to an entity or person, more than 50% of the combined voting power of which is not owned by the Company’s stockholders in substantially the same proportion as their ownership of Company securities immediately prior to such transaction.

Amendment; Termination. The Company may amend or terminate the Restated Plan at any time in its sole discretion.  However, the Restated Plan will automatically terminate on the earlier of (i) the effective date of a change of control transaction (subject to the Company’s obligation to pay the Plan Benefits with respect to such transaction) or (ii) June 30, 2013, provided that the Board may renew or extend the plan for additional one-year periods.

The foregoing summary of the Restated Plan is qualified in its entirety by reference to the complete plan, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2012).

10.1	Amended and Restated 2012 Change of Control Payment Plan.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2012 to June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (v) Notes to Condensed Financial Statements.*

* To be furnished by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALON THERAPEUTICS, INC.

Dated: August 13, 2012	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: August 13, 2012	By:	/s/ Craig W. Carlson
Craig W. Carlson Senior Vice President and Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Amended and Restated 2012 Change of Control Payment Plan.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).