Form 10-Q/A
period 2012-06-30
Talon Therapeutics, Inc.
filed 2012-09-07
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                            .

Commission file number 001-32626

Talon Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

400 Oyster Point Blvd., Suite 200 South San Francisco, CA.	94080
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

As of September 7, 2012, there were issued and outstanding 21,965,188 shares of the registrant's common stock, $.001 par value.

EXPLANATORY NOTE

Talon Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

 Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2012).

10.1	Amended and Restated 2012 Change of Control Payment Plan.+

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).+

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).+

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).+

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2012 to June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (v) Notes to Condensed Financial Statements.*

+ Previously filed.
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished herewith as Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALON THERAPEUTICS, INC.

Dated: September 7, 2012	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: September 7, 2012	By:	/s/ Craig W. Carlson
Craig W. Carlson Senior Vice President and Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2012 to June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished herewith as Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.