Form 10-Q
period 2012-09-30
Talon Therapeutics, Inc.
filed 2012-11-14
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐  No  ☒

As of November 13, 2012, there were issued and outstanding 22,001,891 shares of the registrant's common stock, $.001 par value.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	our ability to secure funding for our planned future operations;

•	the regulatory approval of our drug candidates;

•	our ability to either secure a strategic partner to commercialize our leading drug candidate or commercialize alone if no strategic partner is secured;

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	our ability to attract and retain key personnel; and

•	the volatility of our stock price.

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

References to the “Company,” “Talon,” the “Registrant,” “we,” “us,” or “our” in this Quarterly Report on Form 10-Q refer to Talon Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise. Marqibo® is our U.S. registered trademark for our vincristine sulfate liposome injections product. Alocrest™ and Brakiva™ are our trademarks for our vinorelbine liposome injection and topotecan liposome injection product candidates, respectively. Optisome™ is our trademark for our liposome encapsulation technology, which we currently utilize with respect to our Marqibo, Alocrest and Brakiva product candidates. We have applied for registration for our Alocrest, Brakiva and Optisome trademarks, and for our Talon Therapeutics logo, in the United States. All other trademarks and trade names mentioned in this Quarterly Report on Form 10-Q are the properties of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TALON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,558	$1,029
Inventory (Note 10)	25	—
Prepaid expenses and other current assets (Note 11)	404	635
Total current assets	5,987	1,664

Property and equipment, net (Note 12)	41	72
Debt issuance costs (Note 3)	557	751
Other long-term assets	34	—
Total assets	$6,619	$2,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 13)	$3,407	$4,557
Other short-term liabilities	3	2
Total current liabilities	3,410	4,559
Notes payable, net of discount (Note 3)	24,626	24,033
Other long-term liabilities	1	2
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 5)	—	1,772
Investors’ right to purchase future shares of Series A-3 preferred stock (Note 5)	29,067	—
Warrant liabilities (Note 7)	831	502
Total long term liabilities	54,525	26,309
Total liabilities	57,935	30,868
Redeemable convertible preferred stock; $0.001 par value: 10 million shares authorized; 0.6 and 0.4 million issued and outstanding as of September 30, 2012 and December 31, 2011, respectively; aggregate liquidation value of $73.2 million and $46.4 million at September 30, 2012 and December 31, 2011, respectively	44,943	30,643

Stockholders' deficit:
Common stock; $0.001 par value: 600 million shares authorized; 22.0 and 21.8 million shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	22	22
Additional paid-in capital	134,444	120,887
Accumulated deficit	(230,725)	(179,933)
Total stockholders' deficit	(96,259)	(59,024)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$6,619	$2,487

See accompanying notes to unaudited condensed financial statements.

  TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses:
General and administrative	$2,056	$964	$5,237	$3,721
Research and development	5,333	2,385	10,247	11,061
Total operating expenses	7,389	3,349	15,484	14,782

Loss from operations	(7,389)	(3,349)	(15,484)	(14,782)
Other expense (including non-cash charges):
Interest expense	(947)	(892)	(2,823)	(2,660)
Other income/(expense), net	(2)	(1)	(1)	5
Change in fair market value of warrant liabilities (Note 7)	814	301	(340)	(495)
Impairment of available-for-sale securities	—	—	—	(76)
Change in fair value of rights to purchase shares of Series A-3 Preferred Stock (Note5)	48,019	—	(31,137)	—
Change in fair value of rights to purchase additional shares of Series A-1 and A-2 Preferred Stock (Note 5)	—	3,235	(1,007)	836
Total other income/(expense)	47,884	2,643	(35,308)	(2,390)

Net income/(loss)	$40,495	$(706)	$(50,792)	$(17,172)

Deemed dividends attributable to preferred stock in connection with accretion (Note 5 and 8)	(1,536)	(1,005)	(4,155)	(2,919)
Deemed dividends attributable to preferred stock in connection with embedded conversion features (Notes 5 and 8)	(9,199)	—	(13,748)	—
Net income/(loss) applicable to common stock	29,760	(1,711)	(68,695)	(20,091)

Net income/(loss) per share, basic	$1.35	$(0.08)	$(3.14)	$(0.94)

Weighted average shares used in computing net income/(loss) per share, basic	21,968	21,775	21,899	21,473

Net income/(loss) per share, diluted	$0.18	$(0.08)	$(3.14)	$(0.94)

Total shares used in the computation of diluted earnings per share	161,790	21,775	21,899	21,473
Comprehensive income/(loss):
Net income/(loss)	$40,495	$(706)	$(50,792)	$(17,172)
Unrealized holdings gains (losses) arising during the period	—	(12)	—	(60)
Less: reclassification adjustment for other-than-temporary impairment included in net loss	—	—	—	76
Comprehensive income/(loss)	$40,495	$(718)	$(50,792)	$(17,156)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

Period from January 1, 2012 to September 30, 2012

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Stockholders’ Deficit
Balance at January 1, 2012	413	$30,643	21,779	$22	$120,887	$(179,933)	$(59,024)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	—	—	1,054	—	1,054

Issuance of shares under employee stock purchase plan	—	—	47	—	17	—	17

Issuance of shares upon exercise of stock options	—	—	161	—	97	—	97

Issuance of shares upon exercise of warrants	—	—	15	—	1	—	1

Extinguishment of warrant liability upon exercise of Series A common stock warrants	—	—	—	—	11	—	11

Extinguishment of investor rights to purchase shares of Series A-3 redeemable, convertible preferred stock upon exercise	—	—	—	—	12,377	—	12,377

Issuance of Series A-2 redeemable, convertible preferred stock on January 9, 2012, net of issuance costs of $0.8 million, and fair value of investors’ right to acquire shares of Series A-3 preferred stock	117	3,343	—	—	—	—	—

Series A-2 redeemable, convertible shares issued on March 30, June 29, and September 28, 2012 to settle interest payable under Facility Agreement	20	2,033	—	—	—	—	—

Issuance of Series A-3 redeemable, convertible preferred stock on July 3, and August 17, 2012, net of issuance costs of $0.1 million	90	8,924	—	—	—	—	—

Beneficial conversion feature on Series A-2 redeemable, convertible preferred stock	—	(4,748)	—	—	4,748	—	4,748

Deemed dividend attributable to beneficial conversion feature on Series A-2 redeemable, convertible preferred stock	—	4,748	—	—	(4,748)	—	(4,748)

Deemed dividend attributable to beneficial conversion feature on Series A-3 redeemable, convertible preferred stock	—	9,000	—	—	(9,000)	—	(9,000)

Beneficial conversion feature on Series A-3 redeemable, convertible preferred stock	—	(9,000)	—	—	9,000	—	9,000

Net loss	—	—	—	—	—	(50,792)	(50,792)

Balance at September 30, 2012	640	$44,943	22,002	$22	$134,444	$(230,725)	$(96,259)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(50,792)	$(17,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	82
Share-based compensation to employees for services	1,054	751
Amortization of discount and debt issuance costs	787	630
Change in fair value of warrant liability	340	495
Change in fair value of rights to purchase shares of Series A Preferred	32,144	(836)
Settlement of interest payments under Facility Agreement with Series A-2 Preferred	2,716	—
Loss on investments	—	67
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	175	185
(Decrease) in accounts payable and accrued liabilities	(1,149)	(2,493)
Net cash used in operating activities	(14,693)	(18,291)

Cash flows from investing activities:
Purchase of property and equipment	—	(70)
Maturities of marketable securities	—	18,000
Restricted cash	(2)	—
Net cash provided by (used in) investing activities	(2)	17,930

Cash flows from financing activities:
Cash proceeds from private placement of Series A-2 Preferred for $11 million less cash issuance costs of $0.8 million	10,188	—
Cash proceeds from private placement of Series A-3 Preferred for $9 million less cash issuance costs of $0.1 million	8,924	—
Proceeds from exercise of warrants, options and employee purchase of shares under employee stock purchase plan	113	370
Payments on capital leases	(1)	(2)
Net cash provided by financing activities	19,224	368

Net increase in cash and cash equivalents	4,529	7
Cash and cash equivalents, beginning of period	1,029	4,573
Cash and cash equivalents, end of period	$5,558	$4,580
Supplemental disclosures of cash flow data:
Cash paid for interest	$1	$2,026
Supplemental disclosures of noncash financing activities:
Extinguishment of warrant liabilities, net of cash proceeds from exercise	11	252
Extinguishment of rights to purchase shares of Series A-3 Preferred	12,377	—
Settlement of interest payments under Facility Agreement with Series A-2 Preferred	2,716	—

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY

Business

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following product candidates:

●
Marqibo® (vincristine sulfate liposome injection), is a novel, sphingomyelin/cholesterol liposome encapsulated formulation of vincristine, a microtubule inhibitor that is FDA-approved for acute lymphoblastic leukemia (ALL) and non-Hodgkin’s lymphoma (NHL). Vincristine is widely used in combination regimens for treatment of adult and pediatric hematologic and solid tumor malignancies.  On August 9, 2012, the FDA approved the NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In May 2012, the Company enrolled the first patient in a global Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL, which is known as the HALLMARQ study.  Marqibo is also being studied in a European Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed non-Hodgkin’s lymphoma (“NHL”) being conducted by the German High-Grade Lymphoma Study Group for which the Company is providing support. There are additional Phase 1 and Phase 2 clinical trials underway in adults and pediatrics.

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

As of September 30, 2012, the Company had stockholders’ accumulated deficit of approximately $230.7 million, and for the nine months ended September 30, 2012, the Company incurred a net loss of $50.8 million. The Company has financed operations primarily through equity and debt financing and expects to incur losses over the next several years.  The Company has drawn down $27.5 million of long-term debt under its October 2007 loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  The Company currently has only a limited supply of cash available for operations. As of September 30, 2012, the Company had aggregate cash and cash equivalents of $5.6 million.

On January 9, 2012, the Company entered into an Investment Agreement with certain investors pursuant to which the Company issued and sold to the investors an aggregate of 110,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”), stated value $100 per share, at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The 2012 Investment Agreement provides that, from the date of the 2012 Investment Agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of the Company’s Series A-3 Convertible Preferred Stock (the “Series A-3 Preferred”), at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche.  On July 3, 2012, the Company and the investors entered into Amendment No. 1 to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 to 30,000 shares of Series A-3 Preferred.  Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  In addition, on November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  The Company had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred” and, collectively with the Series A-2 Preferred and the Series A-3 Preferred, the “Series A Preferred”) for an aggregate purchase price of $40.0 million.

As described in Note 3 below, the Company and certain affiliates of Deerfield Management, LLC (collectively, “Deerfield”) had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010.  In connection with the 2012 Investment Agreement, on January 9, 2012, the Company and Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, the Company agreed to satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing shares of Series A-2 Preferred in lieu of cash.

Even after receipt of the $23 million in aggregate gross proceeds from the sale of Series A Preferred pursuant to the 2012 Investment Agreement, the Company currently does not have enough capital resources to fund its planned activities beyond December 2012 and the accompanying financial statements reflect substantial doubt about the Company’s ability to continue as a going concern, which is also stated in the report from its auditors on the audit of the Company’s financial statements as of and for the year ended December 31, 2011.  The Company’s plan of operation for the year ending December 31, 2012 is to continue implementing its business strategy, which now includes preparing to commercially launch Marqibo, and the continued development of the Company’s clinical trials for Marqibo and other drug candidates.  The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever.

Management can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to delay commercial planning activities for Marqibo and significantly curtail planned development to maintain operations before the end of 2012.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities, investors’ rights to purchase shares of Series A Preferred (see Note 5 below), the computation of beneficial conversion feature and the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

Inventory

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory values are based upon standard costs, which approximate actual costs. The Company engages multiple contract manufacturing organizations (CMOs) and raw material suppliers to manufacture products for commercial sale and use in ongoing clinical trials. For products that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial.

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is significantly different than management’s expectations, the Company may have to significantly increase the reserve for excess inventory for that product and record a charge to cost of sales. The Company provides an allowance for 100% of the standard cost of excess or obsolete inventory. The Company performs reviews of its inventory levels on a quarterly basis to assess the adequacy of its reserve. Expired inventory is disposed of and the related costs are written off to cost of sales.

Upon receipt of FDA approval for Marqibo, the Company commercially repurposed certain lots of raw material and work in process goods that were previously designated for clinical trial consumption. These materials were previously expensed as research and development expense in prior periods. The Company estimates the value of these inventory lots to be approximately $0.2 million in the aggregate.

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

Pursuant to a clinical trial research agreement with the German High-Grade Lymphoma Study Group, the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  These costs are based upon the achievement of certain milestones related to patient enrollment and data provision. These payments are accrued for upon the achievement of patient enrollment and data provision milestones or when the achievement of such milestones becomes probable.  Milestone payments are expensed in the period the milestone is reached.  The Company has recorded less than $0.1 million in research and development expense in connection with the Phase 3 clinical trial for the three and nine months ended September 30, 2012.

The Company also entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic is sponsoring and conducting a Phase 2 clinical trial of the Company’s MTL product candidate.  The Company’s obligation is limited to the provision of MTL for patients enrolled in the study.  The Company has recorded less than $0.1 million in research and development expense in connection with the Phase 2 clinical trial for the three and nine months ended September 30, 2012.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of the Company’s global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. The Company has recorded $0.3 million and $0.8 million in research and development expense in connection with the HALLMARQ trial for the three and nine months ended September 30, 2012, respectively.

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

Computation of Net Gain/(Loss) per Common Share

Basic net gain or loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the dilutive effect of convertible preferred stock as determined under the if converted method. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented. Refer to Note 8.

NOTE 3. FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements, and requires Deerfield’s consent before disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon execution of the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield Management.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, of which the entire amount was outstanding at September 30, 2012. There are no additional draws available under the Facility Agreement.  Pursuant to the Facility Agreement, the Company is required to make quarterly interest payments on outstanding principal, at a stated annual rate of 9.85%.  The Company’s obligations under the Facility Agreement are secured by all assets owned (or that will be owned in the future) by the Company, both tangible and intangible. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.6%.

The fair value of the loan payable as of September 30, 2012 was $17.2 million.  This fair value measurement is classified as Level 3 because such measurement is based upon unobservable inputs that reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the fair value of the liability.

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

Second Amendment to the Facility Agreement

In connection with the entry into the 2012 Investment Agreement, on January 9, 2012, the Company and Deerfield entered into a Second Amendment to Facility Agreement (the “Second Amendment to Facility Agreement”).  Among other items, pursuant to the Second Amendment to Facility Agreement, the Company agreed to satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield affiliate for each quarterly period by $100.  The Company evaluated this debt modification pursuant to FASB ASC Topic 470, and deemed this modification unsubstantial. Since the pre- and post-modification debt can be prepaid at the Company’s option at any time without penalty, the impact was limited to the difference between the fair values of the Series A-2 Preferred issued to settle accrued interest and future interest payments, which was less than 10% of the carrying value of debt as of January 9, 2012.

On January 9, 2012, in accordance with the terms of the Second Amendment to the Facility Agreement, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended December 31, 2011, by issuing an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $153.42.  On March 30, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended March 31, 2012, by issuing an aggregate of 6,752 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $132.19.  On June 29, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended June 30, 2012, by issuing an aggregate of 6,752 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $132.19. On September 28, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended September 30, 2012, by issuing an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $153.42.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of September 30, 2012, the remaining debt discount is approximately $2.9 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the nine months ended September 30, 2012 and 2011 and twelve months ended December 31, 2011:

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at September 30,
2012
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(3,467)	—	—	593	(2,874)
Carrying value	$24,033				$24,626

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at September 30,
2011
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,160)	—	—	516	(3,644)
Carrying value	$23,340				$23,856

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2011
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,160)	—	—	693	(3,467)
Carrying value	$23,340				$24,033

The table below is a summary of the debt issuance costs and changes during the nine months ended September 30, 2012 and 2011 and twelve months ended December 31, 2011:

(In thousands)	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on September 30,
2012
Debt issuance costs	$751	$(194)	$557

(In thousands)	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on September 30
2011
Debt issuance costs	$905	$(115)	$790

(In thousands)	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on December 31,
2011
Debt issuance costs	$905	$(154)	$751

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

On September 30, 2012, the Company had investments with an estimated fair value of $3.0 million, all of which were classified as cash equivalents. The Company’s investment in money market funds primarily consists of bank instruments, commercial paper and notes, variable rate demand instruments, and repurchase agreements with effective maturities of three months or less.  The following table summarizes the investments classified as available-for-sale securities as of and for the nine months ended September 30, 2012.  The Company did not have any available-for-sale instruments at December 31, 2011.

September 30, 2012 (In thousands)	Input Level	Amortized or Historical Cost	Gross Realized Gains/(Losses)	Gross Unrealized Gains/(Losses)	Estimated Fair Value
Money market funds	Level 2	3,002	—	—	3,002
Total available-for-sale securities		3,002	—	—	3,002
Less: amounts classified as cash equivalents		(3,002)	—	—	(3,002)
Amounts classified as available-for-sale securities		$—	$—	$—	$—

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

The 2010 Investment Agreement required that the Company seek approval of its stockholders to amend the Company’s certificate of incorporation to:  (i) increase the authorized number of shares of Common Stock, (ii) effect a reverse split of its Common Stock at a ratio to be agreed upon with the Purchasers, and (iii) provide that the number of authorized shares of Common Stock may be increased or decreased by the affirmative vote of the holders of a majority of the issued and outstanding Common Stock and preferred stock, voting together as one class, notwithstanding the provisions of Section 242(b)(2) of the Delaware General Corporation Law (collectively, the “2010 Stockholder Approval”).  The 2010 Stockholder Approval was obtained at a special meeting of the Company’s stockholders on September 2, 2010. As a result of the Company obtaining the 2010 Stockholder Approval and filing the related certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware on September 7, 2010, the Company and the Purchasers conducted a second closing under the 2010 Investment Agreement on September 10, 2010 (the “Second Closing”), resulting in the issuance of an additional 12,562 shares of Series A-1 Preferred in satisfaction of the accretion that had accrued on the original 400,000 shares since June 7, 2010 based upon an initial accretion rate of 12% per annum.

The 2010 Investment Agreement also provided that the Purchasers had the right, but not the obligation, to make additional purchases of shares of the Company’s preferred stock.  However, such right was eliminated pursuant to an amendment to the 2010 Investment Agreement that the Company entered into with the Purchasers in connection with its entry into a second Investment Agreement dated January 9, 2012 (the “2012 Investment Agreement”), the terms of which are discussed below under the caption “2012 Investment Agreement.”

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

Amendment to 2012 Investment Agreement; Additional Investments.  On July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the 2012 Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred.  Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  In addition, on November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.

Terms of the Preferred Shares

Series A-1 Preferred

Following receipt of the 2010 Stockholder Approval, the Company and the Purchasers conducted a second closing under the 2010 Investment Agreement on September 10, 2010.  As a result of the Second Closing, the terms of the Series A-1 Preferred were adjusted to have the following material terms:

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

During the period prior to the Second Closing, the Series A-1 Preferred was subject to the following initial terms:

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

Series A-2 Preferred

As a result of the Company obtaining the 2012 Stockholder Approval, the Series A-2 Preferred is subject to the following material terms, among others:

•	The conversion price of the Series A-2 Preferred is initially $0.30 per share (subject to adjustment in certain circumstances);

•
The stated value of each share of Series A-2 Preferred accretes at a rate of 9% per annum, compounded quarterly, for a five-year term; thereafter, cash dividends are payable at a rate of 9% of the accreted stated value per annum, payable quarterly;

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

Series A-3 Preferred

Pursuant to the terms of the 2012 Investment Agreement, the Purchasers have the right, but not an obligation, to purchase up to 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, at any time until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates.  As noted above, on July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the 2012 Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  In addition, on November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  The terms of the Series A-3 Preferred are substantially identical to the terms of the Series A-1 Preferred and the Series A-2 Preferred except that the initial conversion price applicable to the Series A-3 Preferred is $0.35 per share (compared to $0.736 for the Series A-1 Preferred and $0.30 for the Series A-2 Preferred).  The Series A-3 Preferred, with respect to both dividend rights and rights upon a liquidation or change of control, ranks senior to all junior stock, including the Company’s common stock, and on parity with all parity stock, including the Series A-1 Preferred and Series A-2 Preferred.  In addition, in the event of a change of control that occurs prior to the issuance of the maximum number of shares of Series A-3 Preferred that are issuable under the 2012 Investment Agreement, the Purchasers will be entitled to receive an amount equal to the excess of the fair market value of the unissued shares of Series A-3 Preferred over the aggregate purchase price of such shares, as further described above.

Accounting Treatment

Series A-1 Preferred

Due to certain contingent redemption features of this instrument, the Company classified the 400,000 shares of Series A-1 Preferred sold on June 7, 2010 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet.  The Company allocated the proceeds from the June 2010 financing between Series A-1 Preferred and the Purchasers’ rights to purchase additional shares of Series A-1 and A-2 Preferred in connection with the Additional Investments and Subsequent Investments (see below).  The Company recorded the residual value of the Series A-1 Preferred as $29.9 million on June 7, 2010, net of transaction costs of $1.4 million and $8.7 million allocated to the rights to purchase Series A-1 and Series A-2 Preferred in the future.  When the 400,000 shares of Series A-1 Preferred were issued on June 7, 2010, approximately 121,000 shares were convertible due to the limited remaining authorized shares of common stock available for conversion.  Following receipt of the 2010 Stockholder Approval, the remaining 279,000 shares of Series A-1 Preferred became convertible at the Second Closing.

At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred from June 7, 2010, when the shares were issued through the Second Closing.  The carrying value of the Series A-1 Preferred was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced stockholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred were convertible upon issuance.  As of September 30, 2012, the outstanding shares of Series A-1 Preferred, including total value accreted since the issuance date of such shares were convertible into approximately 67.3 million shares of common stock.

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

Series A-2 Preferred Issued to Settle Interest Payments to Deerfield

In connection with the entry into the 2012 Investment Agreement on January 9, 2012, the Company entered into a Second Amendment to the  Facility Agreement pursuant to which, among other things, the Company agreed to satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield entity for each quarterly period by $100.  Accordingly, as described above, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011. As noted above, the fair value of the interest settled was included in the total proceeds allocated between the Series A-2 Preferred and the Purchasers’ rights to purchase up to 600,000 shares of Series A-3 Preferred. On March 30, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.  On June 29, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended June 30, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.  On September 28, 2012, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended September 30, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.

As of September 30, 2012, the outstanding shares of Series A-2 Preferred, including total value accreted since the issuance date of such shares, were convertible into approximately 48.5 million shares of common stock.

Series A-3 Preferred

On July 3, 2012, the Company issued and sold to the Purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a per share purchase price of $100 for an aggregate purchase price of $3.0 million. Additionally, on August 17, 2012, the Company issued and sold to the Purchasers an aggregate of 60,000 shares of Series A-3 Preferred at a per share purchase price of $100 for an aggregate purchase price of $6.0 million.  Due to certain contingent redemption features of this instrument, the Company classified the 30,000 and 60,000 shares of Series A-3 Preferred sold on July 3, 2012 and August 17, 2012, respectively, in the mezzanine section (between equity and liabilities) on the accompanying balance sheet. The Company recorded the residual value of the Series A-3 Preferred as $8.9 million, net of transaction costs of $0.1 million. As of September 30, 2012, the outstanding shares of Series A-3 Preferred, including total value accreted since the issuance date of such shares, were convertible into approximately 30.4 million shares of common stock.

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

The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Series A-1 and Series A-2 Preferred Stock as of January 9, 2012, September 30, 2011 and December 31, 2011 and the changes in the valuation in the periods then ended.

(In thousands)	Fair value at January 1	Revaluation of rights increase/(decrease)	Elimination of rights(1)	Fair value at January 9
2012
Rights to purchase preferred stock	$1,772	$1,007	$(2,779)	$—

(In thousands)	Fair value at January 1	Revaluation of rights increase/(decrease)	Elimination of rights	Fair value at September 30
2011
Rights to purchase preferred stock	$5,131	$(836)	$—	$4,295

(In thousands)	Fair value at January 1	Revaluation of rights increase/(decrease)	Elimination of rights	Fair value at December 31
2011
Rights to purchase preferred stock	$5,131	$(3,359)	$—	$1,772

__________________
(1)  The amendment to the 2010 Investment Agreement, executed concurrently with the 2012 Investment Agreement, terminated the Purchasers’ rights to purchase up to 200,000 shares of Series A-1 and up to 400,000 shares of Series A-2 Preferred Stock at $100 per share. The right was accounted for as a freestanding financial instrument liability and was re-measured to fair value at the end of each reporting period with the changes in fair value recognized in the Company’s statement of operations.  This right was replaced with the Purchasers’ rights to purchase Series A-3 shares as noted below.

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

Rights to Purchase Series A-3 Preferred Stock

The 2012 Investment Agreement provides that, from the date of such agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the Purchasers have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share.

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

The Company recognized $48.0 million in total gains and $31.1 million in total losses related to the revaluation of the rights to purchase shares of Series A-3 Preferred during the three and nine months ended September 30, 2012, respectively.  As noted above, during the three months ended September 30, 2012, the Company sold and issued an aggregate of 90,000 shares of Series A-3 Preferred pursuant to the exercise of investors’ rights granted on January 9, 2012, resulting in a reduction of the fair value of the associated liability by $12.4 million.  Changes in the market price of the common stock would result in a change in the value of the option and impact the statement of operations. For example, a 10% increase in the market price of the common stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

The following table summarizes the fair value of the Purchasers’ rights to purchase shares of Series A-3 Preferred as of September 30, 2012 and the changes in the valuation in the period then ended.

(In thousands)	Fair value Value at January 9(1)	Reduction of liability due to exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at September 30
2012
Investors’ right to purchase future shares of Series A-3 preferred stock	$10,307	$(12,377)	$31,137	$29,067

__________________
(1)  The initial valuation date of the option to purchase shares of Series A-3 Preferred is the date of the execution of the 2012 Investment Agreement with the Purchasers, or January 9, 2012.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase additional shares of Series A-3 Preferred for the three and nine months ended September 30, 2012:
	September 30, 2012
	Three Months Ended			Nine Months Ended
Rights to purchase shares of Series A-3 Preferred
Risk-free interest rate	0.14	-	0.17%	0.04	-	0.17%
Expected life (in years)	0.50	-	0.58	0.20	-	0.58
Volatility	1.10	-	1.20	1.10	-	1.20
Dividend Yield		8.8%		8.8	-	8.9%
Probability of FDA Approval(1)		—		33	-	75%

__________________
(1)  Prior to the receipt of FDA approval for Marqibo, the valuation of the rights to purchase shares of Series A-3 Preferred was partially conditioned upon the likelihood of successful FDA approval. As such, a weighting reflecting management’s estimates of the probability of successful FDA approval was applied to the preliminary Black-Scholes-Merton option price at each valuation date. Following receipt of FDA approval for Marqibo, this input was eliminated from the Black-Scholes-Merton valuation model used to determine the option price at each valuation date.

Beneficial Conversion Feature

Because the conversion price of the shares of Series A-1 and A-2 Preferred was less than the fair value of common stock at the respective dates when preferred stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1, A-2, and A-3 Preferred, the BCF is immediately accreted to the preferred shares as a deemed preferred stock dividend.

•	Series A-1 Preferred: The Company recognized a BCF of $29.9 million related to the shares of Series A-1 Preferred issued on June 7, 2010.
•
Series A-2 Preferred: The Company recognized a BCF of $4.2 million related to the shares of Series A-2 Preferred issued on January 9, 2012 and $0.6 million related to the shares of Series A-2 Preferred issued on March 30, June 29, and September 28, 2012, all of which were accreted to the preferred shares as a deemed preferred stock dividend.

•
Series A-3 Preferred: The Company recognized a BCF of $3.0 million related to the shares of Series A-3 Preferred issued on July 3, 2012 and $6.0 million related to the shares of Series A-3 Preferred issued on August 17, 2012.

The aggregate BCF recognized in connection with the issuance of Series A-1, A-2, and A-3 Preferred were all accreted to the preferred shares as a deemed preferred stock dividend and is included in the total value of the Series A Preferred of $44.9 million as of September 30, 2012.

Accretion on Preferred Stock

For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing under 2010 Investment Agreement), the 400,000 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value of the Series A-1 Preferred from the transaction date through September 30, 2012 was $9.6 million, including $1.1 million and $3.2 million for the three and nine months ended September 30, 2012, respectively.  The total accretable value of the Series A-1 Preferred for the three and nine months ended September 30, 2011 was $1.0 million and $2.9 million, respectively.  The shares of Series A-2 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value of the Series A-2 Preferred for the three and nine months ended September 30, 2012 was $0.3 million and $0.8 million, respectively. The shares of Series A-3 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value of the Series A-3 Preferred for the three months ended September 30, 2012 was $0.1 million.

The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to holders of preferred stock and the loss attributable to holders of common stock is increased by the value of the accretion for the period.  In total, accretion on preferred stock accounts for $1.5 million and $4.2 million in deemed dividends to holders of preferred stock for the three and nine months ended September 30, 2012, compared to $1.0 million and $2.9 million in deemed dividends to holder of preferred stock through the three and nine months ended September 30, 2011, respectively.

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

Stock Incentive Plans. As of September 30, 2012, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under the current plans vest over a four-year period, subject to continued employment, and expire ten years from the date of grant. Additionally, the Company maintains the 2006 Employee Stock Purchase Plan (the “2006 Plan”), pursuant to which eligible employees may purchase shares of the Company’s newly-issued common stock.

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including the Company’s subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. As of September 30, 2012, the total number of shares of common stock available for grants of awards to participants under the 2010 Plan was 1.3 million shares.  On February 17, 2012, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the number of shares of the Company’s common stock issuable thereunder from 8.5 million to 10 million.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at September 30, 2012 and changes in outstanding options in the nine months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2012	6,031	$1.20

Options granted	3,660	0.96
Options exercised	(161)	0.61
Options cancelled	(541)	2.35
Outstanding September 30, 2012	8,989	$1.02	8.4	$506
Exercisable at September 30, 2012	3,730	$1.42	7.6	$229

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2012 was $0.76.  During the three month periods ended September 30, 2012 and 2011, the Company recorded share-based compensation cost from all equity awards to employees of $0.4 million and $0.2 million, respectively.  During the nine month periods ended September 30, 2012 and 2011, the Company recorded share-based compensation cost from all equity awards to employees of $1.1 million and $0.8 million, respectively.

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of newly-issued common stock. The price of each share will not be less than the lower of 85% of the fair market value of common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of common stock on the last trading day of the purchase period. A total of 187,500 shares of common stock were initially reserved for issuance under the 2006 Plan.  On July 15, 2011, the Company’s Board of Directors approved an additional 150,000 shares of common stock available for issuance under the 2006 Plan. On July 12, 2012, the Board of Directors approved an amendment to the 2006 Plan increasing the number of shares of the Company’s common stock available for purchase thereunder by 400,000.  The Company issued 10,751 shares of common stock on January 10, 2012 and 36,703 shares on July 5, 2012 pursuant to the 2006 Plan. As of September 30, 2012, 510,240 shares of common stock are remaining under the 2006 Plan.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
Employee stock options
Risk-free interest rate		0.63%			1.55%		0.63	–	1.43%	1.55	-	2.24%
Expected life (in years)		6.02			6.02		5.50	–	6.50	5.50	-	6.02
Volatility		1.03			1.09		1.00	–	1.16	1.07	–	1.09
Dividend Yield		0%			0%			0%			0%
Employee Stock Purchase Plan
Risk-free interest rate	0.06	–	0.61%	0.19	–	0.61%	0.06	–	0.61%	0.19	–	0.61%
Expected life (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Volatility	1.07	–	1.89	0.98	–	1.43	1.07	–	1.89	0.98	–	1.43
Dividend Yield		0%			0%			0%			0%

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model and uses the assumptions as allowed by FASB ASC Topic 718, Compensation – Stock Compensation.  Through October 2010, as allowed by FASB ASC 718-10-55 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility was based on the average expected volatilities of a sampling of other peer companies with similar attributes to it, including industry, stage of life cycle, size and financial leverage as well as the Company’s own historical data.  For options issued after October 2010, the Company used its own historical data to estimate expected volatility.  As the Company has so far only awarded “plain vanilla” options as described by the SEC’s Staff Accounting Bulletin Topic No. 14, Share-Based Payment, it used the “simplified method” for determining the expected life of the options granted. The Company will continue to use the “simplified method” under certain circumstances, which it will continue to use as it does not have sufficient historical data to estimate the expected term of share-based awards.  The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur.  Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon the receipt of further information as to the amount of options expected to be forfeited. Based on historical information, the Company currently estimates that 23% annually of its stock options awarded with annual vesting mechanisms will be forfeited.

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account.  Therefore, these amounts are no longer included in gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded in equity when they reduce cash taxes payable.

Common Stock Warrants.  As of September 30, 2012, the Company had outstanding warrants to purchase an aggregate of approximately 2.0 million shares of its common stock, all of which were available for exercise.

At September 30, 2012, there are outstanding “Series A” warrants to purchase an aggregate of 0.6 million shares of common stock and “Series B” warrants to purchase an aggregate of 1.1 million shares of common stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred on June 7, 2010. A total of 0.2 million warrants are outstanding in connection with the transactions contemplated by the 2010 and 2012 Investment Agreements.

In May 2012, an investor exercised Series A warrants to purchase 15,000 shares of common stock.  The Company received total cash proceeds of $600 from the exercise.  See “Note 7. Warrant Liabilities.”

The following table summarizes the warrants outstanding as of September 30, 2012 and the changes in outstanding warrants in the nine month period then ended:
	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2012	1,967	$0.76
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	(15)	0.04
Warrants outstanding September 30, 2012	1,952	$0.76

NOTE 7. WARRANT LIABILITIES

The Company had outstanding warrants to purchase 1.7 million shares of common stock that were classified as liabilities and 0.2 million classified as equity on the balance sheet as of September 30, 2012.  The fair value of the warrants classified as liabilities was $0.8 million and $0.5 million on September 30, 2012 and December 31, 2011, respectively.

During the three months ended September 30, 2012, the Company recorded just over $0.8 million in total gains related to decreased valuation of the warrant liability. During the three months ended September 30, 2011, the Company recorded $0.3 million in total gains related to decreased valuation of the warrant liability.

During the nine months ended September 30, 2012, the Company recorded $0.3 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of less than $0.1 million for the reduction of liabilities related to the redemption of the Series A warrants. During the nine months ended September 30, 2011, the Company recorded $0.5 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of approximately $0.3 million for the reduction of liabilities related to the potential redemption of the Series B warrants.

During the twelve months ended December 31, 2011, the Company recorded less than $0.1 million in total losses related to increased valuation of the warrant liability, offset by a reduction of approximately $0.3 million for the reduction of liabilities related to the redemption of the Series B warrants.

The following table summarizes the fair value of the warrant liability during the nine months ended September 30, 2012 and 2011 and the twelve months ended December 31, 2011:

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at September 30
2012
Warrants classified as liabilities	$502	$(11)	$340	$831

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at September 30
2011
Warrants classified as liabilities	$713	$(252)	$495	$956

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at December 31
2011
Warrants classified as liabilities	$713	$(252)	$41	$502

All warrants that were classified as liabilities as of September 30, 2012 and December 31, 2011 were issued to various investors pursuant to the October 2009 private placement.  The warrants issued were Series A and Series B Warrants, as discussed in Note 6.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if the Company is unable to maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to warrants outstanding during the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012			2011

Risk-free interest rate	0.62%	0.96%	0.62	–	1.04%	0.96	–	2.24%
Expected life (in years)	4.0	5.0	4.0	–	4.5	5.0	–	5.5
Volatility	1.19	1.04	1.10	–	1.19	0.98	–	1.04
Dividend Yield	0%	0%		0%			0%

For additional details on the change in value of these liabilities, see Note 9.  Changes in the Company’s stock price or volatility would result in a change in the value of the warrants and impact the statement of operations. A 10% increase in the Company’s stock price would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

NOTE 8. EARNINGS PER SHARE

Basic net gain or loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is calculated using the Company’s weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the dilutive effect of convertible preferred stock as determined under the if converted method. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because the Company incurred a net loss during each period presented.

Basic and diluted net loss per share was determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income/(loss)	$40,495	$(706)	$(50,792)	$(17,172)
Deemed dividends attributable to preferred stock in connection with accretion	(1,536)	(1,005)	(4,155)	(2,919)
Deemed dividends attributable to preferred stock in connection with embedded beneficial conversion features	(9,199)	—	(13,748)	—

Net income/(loss) applicable to common stock	29,760	(1,711)	(68,695)	(20,091)

Weighted average shares used in computing net income/(loss) per share, basic	21,968	21,775	21,899	21,473
Effect of dilutive securities:
Stock options, warrants, and employee stock purchase plan	815	—	—	—
Convertible redeemable preferred stock	139,007	—	—	—
Total shares used in the computation of diluted earnings per share	161,790	21,775	21,899	21,473

Net income/(loss) per share, basic	$1.35	$(0.08)	$(3.14)	$(0.94)

Net income/(loss) per share, diluted	$0.18	$(0.08)	$(3.14)	$(0.94)

The securities in the table below were excluded from the computation of diluted net loss per common share for the nine months ended September 30, 2012 and September 30, 2011 because such securities were anti-dilutive during the periods noted:

(In thousands)	2012	2011
Warrants	1,952	1,785
Stock options and employee stock purchase plan	10,845	6,419
Convertible redeemable preferred stock	146,248	61,590

Total	159,045	69,794

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

The following tables represent the fair value hierarchy for financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012
(in $ thousands)	Level 1	Level 2(1)	Level 3(2)	Total
Assets
Available-for-sale securities	$—	$3,002	$—	$3,002
Total	$—	$3,002	$—	$3,002
Liabilities
Warrant liabilities	—	—	$831	$831
Right to purchase Series A-3 preferred stock	—	—	29,067	29,067
Total	$—	$—	$29,898	$29,898

December 31, 2011
(in $ thousands)	Level 1	Level 2	Level 3(2)	Total
Assets
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Warrant liabilities	—	—	$502	$502
Right to purchase Series A-1 and A-2 preferred stock	—	—	1,772	1,772
Total	$—	$—	$2,274	$2,274

__________________

(1)  The Company’s Level 2 assets were classified as cash and cash equivalents as of September 30, 2012.

(2)  See Notes 5 and 7 of these Notes to the Financial Statements for a roll forward of the Company’s Level 3 liabilities for the nine months ended September 30, 2012 and twelve months ended December 31, 2011.

NOTE 10.  INVENTORY

Prior to receiving FDA approval of Marqibo, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense, since the Company could not reasonably estimate the probability that it would obtain a future benefit from these costs.

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory values are based upon standard costs, which approximate actual costs. The following table presents the composition of inventory as of September 30, 2012:

(in $ thousands)	September 30, 2012
Raw materials	$25
Inventory	$25

NOTE 11.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the composition of other assets as of September 30, 2012 and December 31, 2011:

(in $ thousands)	September 30, 2012	December 31, 2011
Direct financing costs	$—	$462
Prepaid expenses	404	140
Security deposit	—	31
Accounts receivable	—	2
Total	$404	$635

The Company incurred direct financing costs associated with the transactions contemplated by the 2012 Investment Agreement. Accumulated direct financing costs were deferred and reclassified as a reduction to the carrying value of preferred stock upon the sale and issuance of the respective shares.

NOTE 12.  PROPERTY AND EQUIPMENT

The following table presents the composition of property and equipment as of September 30, 2012 and December 31, 2011:

(In $ thousands)	September 30, 2012	December 31, 2011
Furniture & fixtures	$71	$71
Computer hardware	280	277
Computer software	220	220
Manufacturing equipment	164	164
Tenant improvements	—	163
	735	895
Less accumulated depreciation	(694)	(823)
Property and equipment, net	$41	$72

For each of the three and nine month periods ended September 30, 2012 and 2011, depreciation expense was less than $0.1 million.

NOTE 13.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at September 30, 2012 and December 31, 2011:

(In $ thousands)	September 30, 2012	December 31, 2011
Trade accounts payable	$2,539	$1,633
Clinical research and other development related costs	503	1,173
Accrued personnel related expenses	239	800
Interest payable	—	683
Accrued other expenses	126	268
Total	$3,407	$4,557

NOTE 14. RELATED PARTY TRANSACTIONS

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

For the nine months ended September 30, 2012, the Company recorded approximately $0.3 million in professional and legal fees incurred by Warburg Pincus, and is included in the $0.8 million in direct transaction costs recorded as a reduction to the carrying value of the Series A-2 Preferred issued on January 9, 2012 and $0.1 million in direct transaction costs recorded as a reduction to the carrying value of the Series A-3 Preferred issued on July 3, and August 17, 2012.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Agreement. On June 22, 2012, the Company entered into a 24-month lease for 17,555 square feet of office space at 400 Oyster Point Boulevard in South San Francisco, California, which commenced on July 1, 2012.  The total cash payments due over the remaining lease period, as of September 30, 2012, are $0.7 million.

Clinical Trial Agreements. In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a European Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of September 30, 2012, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $11.1 million and $13.1 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company is under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 110th patient. No amounts have been accrued as of September 30, 2012 in connection with this arrangement.

In July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.  Per the terms of the clinical trial agreement, the Company’s obligations are limited to the provision of Marqibo during the study.  No amounts have been accrued as of September 30, 2012 in connection with this arrangement.

In August 2011, the Company entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial of MTL that is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  In January 2012, the first patient was enrolled in the study. As of September 30, 2012, the Company accrued less than $0.1 million for drug manufacture and related expenditures.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates, Inc., a global clinical research organization providing services through all phases of clinical development, to initiate the U.S. portion of the Company’s global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly-diagnosed ALL. The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. In May 2012, the Company enrolled and dosed its first patient under the HALLMARQ study.  Direct costs associated with the HALLMARQ study are estimated to be approximately $40.1 million over a period of five years.  As of September 30, 2012, the Company accrued approximately $0.2 million for expenditures related to the HALLMARQ study.

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

License Agreements. In connection with the FDA’s approval of the Company’s NDA for Marqibo on August 9, 2012, the Company incurred $3.5 million in milestone obligations. This amount was recognized as research and development expense for the three and nine months ended September 30, 2012. As of September 30, 2012, $1.0 million in milestone obligations remained outstanding and is included in trade accounts payable. The remainder of the milestone obligations outstanding as of September 30, 2012 was paid in full in October 2012.

NOTE 16. SUBSEQUENT EVENTS

Sale of Series A-3 Preferred

On November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the Purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million. As noted in Note 5 above, the 2012 Investment Agreement provides that, from the date of such agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the Purchasers have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share. As of the date of this Report, after giving effect to the issuance and sale of the 30,000 shares of Series A-3 Preferred discussed above, the Purchasers hold rights to purchase an additional 480,000 shares of Series A-3 Preferred at a purchase price of $100 per share.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have four product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposome injection), is a novel, sphingomyelin/cholesterol liposome encapsulated formulation of vincristine, a microtubule inhibitor that is FDA-approved for acute lymphoblastic leukemia (ALL) and non-Hodgkin’s lymphoma (NHL). Vincristine is widely used in combination regimens for treatment of adult and pediatric hematologic and solid tumor malignancies.  On August 9, 2012, the FDA approved the NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In May 2012, the Company enrolled the first patient in a global Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL, which is known as the HALLMARQ study.  Marqibo is also being studied in a European Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed non-Hodgkin’s lymphoma (“NHL”) being conducted by the German High-Grade Lymphoma Study Group for which the Company is providing support. There are additional Phase 1 and Phase 2 clinical trials underway in adults and pediatrics.

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

•
Develop strategic partnerships, through licensing agreements, joint venture or merger and acquisition, to develop and commercialize Marqibo and our other product candidates in the United States, Europe, and other international regions. We intend to explore strategic partnership opportunities or other transactions with pharmaceutical, biotechnology, or other companies to develop and commercialize our current products and product candidates, in the United States, Europe and other international regions.  We believe that this strategy will help us to mitigate our development and commercialization risk, reduce our capital expenditure requirements, and broaden the scope of our sales and marketing activities for our products within domestic and international markets. However, if we are unable to secure such partnerships or strategic transactions on terms we believe are in our best interests, then we will prepare to commercialize our products alone.

Revenues

We do not expect to generate any revenue from product sales or royalties in 2012.  We anticipate revenues beyond 2012 provided we are able to develop and commercialize our products, license our technology and/or enter into strategic partnerships. If we are unsuccessful, our ability to generate future revenues will be significantly diminished.

Research and Development Expenses

Research and development expenses, or R&D, which account for the bulk of our expenses, consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense research and development costs as they are incurred.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

General and administrative expenses. For the three months ended September 30, 2012, general and administrative, or G&A, expense was $2.1 million, as compared to $1.0 million for the three months ended September 30, 2011.  The $1.1 million increase is due to spending relating to planned commercialization of Marqibo of $0.7 million, increased personnel related expenses of $0.2 million, and $0.2 million related to increased professional fees and third-party service fees.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended September 30, 2012 and 2011.  The table also summarizes outside services and allocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	Three months ended September 30,
R&D expenses ($ in thousands)	2012	2011	% Change
Marqibo	$4,023	$1,250	221.8%
Other product candidates	93	22	322.7%
Professional fees and third-party service costs	99	20	395.0%
Allocable costs and overhead	244	230	6.1%
Personnel related expense	731	804	(9.1)%
Share-based compensation expense	143	59	142.4%
Total research and development expense	$5,333	$2,385	123.6%

Marqibo.  In the three months ended September 30, 2012, Marqibo R&D expenses increased by $2.8 million compared to the same period in 2011. The $2.8 million increase is driven by $3.5 million in milestone obligations incurred upon receipt of FDA approval for Marqibo, offset by decreased professional consultation and third party fees of $0.7 million.

At our current and desired pace of clinical development of our product candidates, we expect to spend approximately between $25 million and $30 million on clinical development for Marqibo over the next 12 months, most of which will be used to support the HALLMARQ study.  We estimate that we will need to spend an additional $40 million to $45 million on external costs to run the trial needed to obtain full FDA approval in adult ALL. External costs include drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by the size and duration of the clinical trials. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever. We need to raise additional capital to fund these planned expenditures beyond December 2012. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish or rights to some or all of our product candidates.

Other R&D expenses.   Personnel related expenses decreased by $0.1 million during the three months ended September 30, 2012 compared to the corresponding period in the preceding year. A slight decrease in employee headcount contributed to the slight decrease from the three months ended September 30, 2012.

Interest expense. For the three months ended September 30, 2012 and 2011, interest expense was $0.9 million for each respective period.

Gain or loss on change in fair market value of liabilities re-measured at fair value.  We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the three months ended September 30, 2012, we recorded gains related to these liabilities of $48.8 million, compared to gains of $3.5 million in the corresponding period in the preceding year. The increase in total gains in the current period, compared to the same period last year, is driven by the revaluation of rights to purchase shares of Series A-3 Preferred in connection with the 2012 Investment Agreement executed on January 9, 2012.  The gain realized during the three months ended September 30, 2011 related to the revaluation of rights to purchase additional shares of Series A-1 and Series A-2 Preferred, which were eliminated on January 9, 2012.  The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation.  For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

General and administrative expenses. For the nine months ended September 30, 2012, G&A expense was $5.2 million, as compared to $3.7 million for the nine months ended September 30, 2011.  The $1.5 million increase is due to spending relating to planned commercialization of Marqibo of $0.7 million, increased personnel related expenses of $0.4 million, and $0.4 million related to increased professional fees and third-party service fees.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the nine months ended September 30, 2012 and 2011.  The table also summarizes outside services and allocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	Nine months ended September 30,
R&D expenses ($ in thousands)	2012	2011	% Change
Marqibo	$5,783	$6,683	(13.5)%
Other product candidates	210	37	467.6%
Professional fees and third-party service costs	255	244	4.5%
Allocable costs and overhead	592	848	(30.2)%
Personnel related expense	3,032	3,042	(.3)%
Share-based compensation expense	375	207	81.2%
Total research and development expense	$10,247	$11,061	(7.4)%

Marqibo.  In the nine months ended September 30, 2012, Marqibo expenses decreased by $0.9 million compared to the same period in 2011.  The decrease is driven by reductions to contract research organization (CRO) expenditures of $2.6 million, professional fees of $1.4 million, and manufacturing related expenditures of $0.6 million, offset by $3.5 million in milestone obligations incurred upon receipt of FDA approval for Marqibo and increases in personnel related expenses of $0.2 million.

Other R&D expenses.   Allocable costs and overhead decreased by less than $0.1 million during the nine months ended September 30, 2012, compared to the corresponding period in the preceding year, driven by a reduction in postage and printing costs.

Interest expense. For the nine months ended September 30, 2012 and 2011, interest expense was $2.8 million and $2.7 million, respectively.

Gain or loss on change in fair market value of liabilities re-measured at fair value.  We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the nine months ended September 30, 2012, we recorded a net loss related to these liabilities of $32.5 million, compared to a gain of $0.3 million in the corresponding period in the preceding year. The increase in net loss in the current period, compared to the same period last year, is driven by a $31.1 million loss related to the revaluation of rights to purchase shares of Series A-3 Preferred in connection with the 2012 Investment Agreement executed on January 9, 2012.  The revaluation of rights to purchase additional shares of Series A-1 and Series A-2 Preferred also contributed to $1.0 million of the total net loss. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation.  For additional details, see Notes 5, 7 and 9 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2012, we had a stockholders’ accumulated deficit of approximately $230.7 million, and for the fiscal quarter ended September 30, 2012, we realized net income of $40.5 million. We have financed operations primarily through equity and debt financing and expect to incur losses over the next several years.  We have drawn down $27.5 million of long-term debt under the October 2007 Facility Agreement that we entered into with Deerfield Management and certain of its affiliates (collectively, “Deerfield”), with the entire balance due in June 2015.  We currently have a limited supply of cash available for operations. As of September 30, 2012, we had aggregate cash and cash equivalents of $5.6 million.

On January 9, 2012, we entered into an Investment Agreement with certain investors pursuant to which we issued and sold to such investors an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The 2012 Investment Agreement also provides that, until the first anniversary of our receipt of marketing approval from the FDA for any of our product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche. On July 3, 2012, we and the purchasers entered into Amendment No. 1 to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the purchasers an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  In addition, on November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  We had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of Series A-1 Preferred for an aggregate purchase price of $40.0 million.

As described above, we and Deerfield had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010.  In connection with the entry into the 2012 Investment Agreement, on January 9, 2012, we and Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, we agreed to satisfy our obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing shares of Series A-2 Preferred in lieu of cash.  On January 9, 2012, we issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011.  On March 30, 2012, we issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  On June 29, 2012, we issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended June 30, 2012.  On September 28, 2012, we issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended September 30, 2012.

We believe that our cash resources as of the date of this Report, after giving effect to the November 14, 2012 issuance and sale of 30,000 shares of Series A-3 Preferred discussed above, are only sufficient to fund our development plans through December 2012.  Accordingly, our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Our plan of operation for the year ending December 31, 2012 is to continue implementing our business strategy, which now includes preparing to commercially launch Marqibo and the continued development of our clinical trials for Marqibo and other drug candidates.  We do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to prepare to commercially launch Marqibo and to continue development of our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  Although the investors identified in our 2012 Investment Agreement have the right to make additional investments in our Series A-3 Preferred, they have no obligation to do so and we have no assurance that they will make any further investments under that or any other agreement.  Accordingly, we can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations before the end of 2012.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our product candidates, we expect to spend approximately between $25 million and $30 million on clinical development for Marqibo over the next 12 months.  We also expect to spend approximately $4.5 million on general corporate and administrative expenses.  However, as noted above, our current cash resources are only sufficient to fund our development plans through December 2012.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	costs associated with the commercial launch of Marqibo and whether such launch is done by us or with a strategic partner;

•	costs associated with conducting preclinical and clinical testing;

•	costs of establishing arrangements for manufacturing our product candidates;

•	payments required under our current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on our product candidates; and

•	costs of increased general and administrative expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) under the caption “Item 1A. Risk Factors,”  If any of the risks described below or in our 2011 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2011 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need to raise immediate additional capital to fund our planned operations beyond December 2012. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish our rights to some or all of our product candidates. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

We believe that our currently available capital is only sufficient to fund our operations through December 2012. Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2011.  Accordingly, we need additional capital to fund our operations beyond December 2012.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

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

In January 2012, we entered into an Investment Agreement with certain investment funds affiliated with Warburg Pincus, LLC and Deerfield Management pursuant to which we sold an aggregate of 110,000 shares of Series A-2 Preferred for $100 per share. Under the 2012 Investment Agreement, the investors have the right, but not the obligation, from the date of the agreement until the first anniversary of our receipt of marketing approval from the FDA for any of our product candidates, to purchase up to an additional 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche.  On July 3, 2012, we and the investors entered into an amendment to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  In addition, on November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  If the investors do not make additional investments pursuant to the 2012 Investment Agreement at times when we are in need of additional capital, then we will need to secure such additional capital from other sources.  Beyond the 2012 Investment Agreement, however, we have no committed sources of additional capital and our access to funding is always uncertain. Further, other than certain issuances of common stock in connection with a new financing transaction, the holders of our preferred stock have the right to approve issuances of equity or debt securities by us, which could prevent us from being able to complete a financing with other investors if not first approved by our preferred stockholders. In addition, the uncertainty surrounding our ability to obtain additional financing is further exacerbated due to ongoing global economic turmoil, which has continued to restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed, on January 9, 2012, the Company entered into an Investment Agreement (the “Investment Agreement”) with Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P., Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, the “Purchasers”), which Investment Agreement was amended on July 3, 2012.

On November 14, 2012, pursuant to the terms of the Investment Agreement, as amended, the Company issued and sold to the Purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3,000,000.  The offer and sale of such shares constituted a private placement under Section 4(2) of the Securities Act of 1933, as amended, in accordance with Regulation D promulgated thereunder.  No general solicitation was involved in connection with the offer and sale of such shares and each of the Purchasers has represented to the Company that it is an “accredited investor.”

Following the issuance and sale of the 30,000 shares described above, the Purchasers have the right under the Investment Agreement, but not the obligation, to purchase up to 480,000 additional shares of Series A-3 Preferred, at a price per share of $100, at any time on or before August 9, 2013, the first anniversary of the Company’s receipt of marketing approval from the FDA for its Marqibo product candidate.

Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 1, dated July 3, 2012, to Investment Agreement dated January 9, 2012, among Talon Therapeutics, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012).

10.2	Office Lease dated June 10, 2012, between Talon Therapeutics, Inc. and Kashiwa Fudosan America, Inc.

10.3	Amendment dated July 12, 2012 to Talon Therapeutics, Inc. 2006 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2012 to September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALON THERAPEUTICS, INC.

Dated: November 14, 2012	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Craig W. Carlson
Craig W. Carlson Senior Vice President and Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.2	Office Lease dated June 10, 2012, between Talon Therapeutics, Inc. and Kashiwa Fudosan America, Inc.

10.3	Amendment dated July 12, 2012 to Talon Therapeutics, Inc. 2006 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101
The following financial information from Talon Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period from January 1, 2012 to September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.