Form 10-K
period 2012-12-31
Talon Therapeutics, Inc.
filed 2013-04-01
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Talon Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	1-32626	32-0064979
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)
400 Oyster Point Boulevard, Suite 200, South San Francisco, California 94080
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
Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24.6 million as of June 30, 2012, based on the last sale price of the registrant’s common stock as reported on the OTC Bulletin Board on such date.
As of March 29, 2013, there were 22,011,657 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	our ability to secure funding for our planned future operations;

•	the regulatory approval of our drug candidates;

•	our ability to either secure a strategic partner to commercialize our leading drug, Marqibo, or commercialize alone if no strategic partner is secured;

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	acceptance of our products by doctors, patients or payors and the availability of reimbursement for our product candidates;

•	our ability to market any of our products;

•	our history of operating losses;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to compete against other companies and research institutions;

•	the effect of potential strategic transactions on our business;

•	our ability to attract and retain key personnel;

•	the volatility of our stock price; and

•	other risks and uncertainties detailed in “Risk Factors” in this Form 10-K.

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

References to the “Company,” “Talon,” the “Registrant,” “we,” “us,” or “our” in this Annual Report on Form 10-K refer to Talon Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise. Marqibo® is our U.S. registered trademark for our vincristine sulfate liposome injections product. Alocrest™ and Brakiva™ are our trademarks for our vinorelbine liposome injection and topotecan liposome injection product candidates, respectively. Optisome™ is our trademark for our liposome encapsulation technology, which we currently utilize with respect to our Marqibo product as well as our Alocrest and Brakiva product candidates. We have applied for registration for our Alocrest, Brakiva and Optisome trademarks, and for our Talon Therapeutics logo, in the United States. All other trademarks and trade names mentioned in this Annual Report on Form 10-K are the properties of their respective owners.

PART I

ITEM 1.         BUSINESS

Overview

We are a South San Francisco, California-based biopharmaceutical company dedicated to developing and commercializing new and differentiated cancer therapies designed to improve and enable current standards of care.  Our lead product, Marqibo, and our lead product candidate, menadione topical lotion, target large markets.  On August 9, 2012, the FDA approved Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy. We are developing Marqibo for the treatment of other blood cancers including non-Hodgkin’s lymphoma and metastic uveal melanoma.  We are also developing menadione topical lotion, a first-in-class compound, for the potential prevention and/or treatment of skin toxicity associated with epidermal growth factor receptor inhibitors.  We have additional pipeline opportunities that, like Marqibo, we believe may improve delivery and enhance the therapeutic benefits of well-characterized, proven chemotherapies and enable high potency dosing without increased toxicity.

Our executive offices are located at 400 Oyster Point Blvd., Suite 200, South San Francisco, California 94080. Our telephone number is (650) 588-6404 and our Internet address is www.talontx.com . We were originally incorporated under Delaware law in 2002 under the name Hudson Health Sciences, Inc. In July 2004, we acquired Email Real Estate.com, Inc., a Colorado corporation and public shell company in a reverse acquisition.  In September 2004, we reincorporated under Delaware law under the name Hana Biosciences, Inc.  In December 2010, we changed our name to Talon Therapeutics, Inc.

Our Research and Development Programs

We have exclusive rights to develop and commercialize the following products and product candidates:

●
Marqibo® (vincristine sulfate liposome injection) is a novel, sphingomyelin/cholesterol liposome encapsulated formulation of vincristine, a microtubule inhibitor that is FDA-approved for acute lymphoblastic leukemia (ALL) and currently being developed for non-Hodgkin’s lymphoma (NHL). Vincristine is widely used in combination regimens for treatment of adult and pediatric hematologic and solid tumor malignancies.  On August 9, 2012, the FDA approved our new drug application, or NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In May 2012, we enrolled the first patient in a global Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL, which is known as the HALLMARQ study.  Marqibo is also being studied in a Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL being conducted by the German High-Grade Lymphoma Study Group for which we are providing support. There are additional Phase 1 and Phase 2 clinical trials underway in adults and pediatrics.

●
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, we entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  We agreed to provide supplies of MTL in connection with the Mayo Clinic study.

●
Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan. We have focused our capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, we have not recently allocated resources toward the development of Brakiva.

●
Alocrest™ (vinorelbine liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine. We have focused our capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, we have not recently allocated resources toward the development of Alocrest.

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

According to the American Cancer Society, over 1.7 million new cases of cancer are expected to be diagnosed in 2013 in the United States alone. Cancer is the second leading cause of death, after heart disease, in the United States, and is expected to account for more than 580,350 deaths in 2013.  Major cancer treatments include surgery, radiotherapy and chemotherapy. Supportive care, such as blood cell growth factors, represents another major segment of the cancer treatment market. There are many different drugs that are used to offer supportive care and to treat cancer, including cytotoxics or antineoplastics, hormones and biologics. Major categories include:

•
Chemotherapy. Cytotoxic chemotherapy refers to anticancer drugs that destroy cancer cells by stopping them from multiplying. Healthy cells can also be harmed with the use of cytotoxic chemotherapy, especially those that divide quickly. Cytotoxic agents act primarily on macromolecular synthesis, repair or activity, which affects the production or function of DNA, RNA or proteins. Our Marqibo product and our Alocrest and Brakiva product candidates are liposome encapsulated cytotoxic agents that are targeting treatment of solid tumor and hematological malignancies.

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

Our Strategy

We are committed to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care. Key aspects of our strategy include:

•
Focus on developing innovative cancer therapies. We focus on oncology products and product candidates in order to capture efficiencies and economies of scale. We believe that drug development for cancer markets is particularly attractive because relatively small clinical trials can provide meaningful information regarding patient response and safety.  Our main focus is the development of Marqibo, our lead product, for which the FDA recently granted accelerated approval for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.

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

•
Pursue strategic transactions such as joint venture, merger and acquisition or commercial partnerships to develop and commercialize Marqibo and our product candidates in the United States, Europe, and other international regions. We are exploring strategic partnership opportunities or other transactions with pharmaceutical, biotechnology, or other companies to develop and commercialize our current products and product candidates, in the United States, Europe and other international regions.  We believe this strategy will help us to mitigate our development and commercialization risk, reduce our capital expenditure requirements, and broaden the scope of our sales and marketing activities for our products within domestic and international markets. However, if we are unable to secure strategic transactions on terms we believe are in our best interests, then we will prepare to commercialize our products alone.

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

Unmet Medical Needs in ALL

ALL is a type of cancer of the blood and bone marrow, the spongy tissue inside bones where blood cells are made. Acute leukemias progress rapidly and are characterized by the accumulation of immature blood cells. ALL affects a group of white blood cells, called lymphocytes, which fight infection and constitute our immune systems. Normally, bone marrow produces immature cells or stem cells, in a controlled way, and they mature and specialize into the various types of blood cells, as needed. In people with ALL, this production process breaks down. Abnormally large numbers of immature, abnormal lymphocytes called lymphoblasts are produced and released into the bloodstream. These abnormal cells are not able to mature and perform their usual functions. Furthermore, they multiply rapidly and can crowd out healthy blood cells like neutrophils and platelets, leaving an adult or child with ALL vulnerable to infection or bleeding. Leukemic cells can also collect in certain areas of the body, including the central nervous system and spinal cord, which can cause serious problems. According to the American Cancer Society, over 6,000 people in the United States over the age of 15 were expected to be diagnosed with ALL in 2013, and over 1,400 people were expected to die from the disease.  Multiple clinical trials have suggested the overall 5-year survival rate for adults diagnosed with ALL is approximately 20% to 50%, underscoring the need for new therapeutic options.

Marqibo® (vincristine sulfate liposomes injection)

Marqibo is a novel, targeted Optisome™ encapsulated liposomal formulation product of the FDA-approved anticancer drug vincristine.  We are primarily developing Marqibo for the treatment of adult ALL and adult NHL. Non-liposomal vincristine, a microtubule inhibitor, is FDA-approved for ALL and is widely used as a single agent and in combination regimens for treatment for hematologic malignancies such as lymphomas and leukemias.  Our encapsulation formulation is designed to provide prolonged circulation of the drug in the blood and accumulation at the tumor site. These characteristics are intended to increase the effectiveness and potentially reduce the side effects of the encapsulated drug.  On August 9, 2012, the FDA granted accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.

In May 2011, a Phase 3 study of Marqibo in elderly patients with newly-diagnosed aggressive NHL was initiated by the German High-Grade Non-Hodgkin's Lymphoma Study Group.   The study is expected to enroll approximately 1,000 patients (ages 61-80) with aggressive CD20+ B-cell NHL. The primary objectives of the study are to assess the effects of substituting conventional vincristine with Marqibo in the R-CHOP regimen.  The first patient enrolled in the study in November 2011 and as of March 29, 2013, a total of 144 patients have been enrolled and 83 centers are open for enrollment.  In 2013, if sufficient funds are available, we expect to spend between $1.5 million and $3 million in connection with this study.

In November 2011, we initiated our global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. HALLMARQ is an international, multicenter, open-label randomized, controlled trial with 2 arms that vary only in the administration of standard vincristine versus Marqibo. Eligible subjects will be randomized to combination chemotherapy containing either standard vincristine or Marqibo. We estimate that 350 - 400 total subjects will be enrolled and randomized in this study.  All subjects will receive treatment until documentation of failure to achieve remission, relapse from remission, or for up to 24 months.  Treatment will be composed of induction (one 4-week course), early intensification (two 4-week courses), interim maintenance (one 12-week course), late intensification (one 8-week course), and prolonged maintenance (4-week courses, repeated for up to 24 months after beginning induction) therapy.  As of March 29, 2013, fifteen sites in the United States are open for subject enrollment and 8 patients have been enrolled to date.  In 2013, if sufficient funds are available, we expect to spend between $2 million and $3.5 million in connection with this study.

Additionally, in July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose. As of March 29, 2013, 15 patients have been enrolled to date.

We are also conducting a Phase 2 study to assess the efficacy of Marqibo in patients with metastatic malignant uveal melanoma as determined by Disease Control Rate (CR, partial response or durable stable disease).  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response rate, progression free survival and overall survival. In addition, patients undergo continuous electrocardiographic evaluation during the first dose of Marqibo exposure.  The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated.  We have enrolled 54 subjects to date and plan to enroll up to a total of approximately 59 subjects in this clinical trial.

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

Marqibo received a U.S. orphan drug designation in January 2007, as well as a European Commission orphan drug designation in June 2008 for the ALL indication. Marqibo also received a U.S. orphan drug designation in July 2008 for metastatic uveal melanoma. Marqibo received a fast track designation from the FDA in August 2007 for the treatment of adult ALL in second or greater relapse or that has progressed following two or more prior lines of anti-leukemia therapy.  We met with the European Medicine Association in December 2011 and February 2012, seeking scientific advice regarding the appropriate approval path to pursue.

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

In August 2011, we entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial.  The study is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  As of March 29, 2013, there are 26 patients enrolled in the study.

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

Brakiva™ (topotecan liposome injection)

Brakiva is our proprietary product candidate comprised of the anti-cancer drug topotecan encapsulated in Optisomes. Topotecan is FDA-approved for the treatment of metastatic carcinoma of the ovary after failure of initial or subsequent chemotherapy, and small cell lung cancer sensitive disease after failure of first-line chemotherapy.  In November 2008, we initiated a Phase 1 dose-escalation clinical trial of Brakiva, which is primarily designed to assess the safety, tolerability and maximum tolerated dose. The primary objective is to evaluate the safety, tolerability and maximum tolerated dose of 2 different schedules of Brakiva administered intravenously as a 30 minute infusion in adult subjects with advanced solid tumors that have relapsed, are refractory to standard therapy, or for whom there is no standard therapy available.  The study is conducted at South Texas Accelerated Research Therapeutics (START) in San Antonio, Texas and Karmanos Cancer Institute in Detroit, Michigan. This clinical trial has been on enrollment hold for a number of years for resource allocation reasons. As of March 29, 2013, 14 subjects have been enrolled on study with the goal of enrolling up to 50 subjects.

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

•
The royalty rates payable by us to Tekmira for net sales of Marqibo were modified by eliminating a tiered royalty rate structure based upon the amount of net sales and instead now provide for a single digit royalty rate without regard to the amount of net sales.  With respect to Alocrest and Brakiva, the license agreement continues to provide that we will pay royalties to Tekmira in the range of 5% to 10% of net sales, against which we may offset a portion of the research and development expenses we incur in connection with the development of those product candidates.

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

Menadione Topical Lotion

In October 2006, we entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University (AECOM), a division of Yeshiva University. Pursuant to the agreement, we acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. We were originally required to make payments to AECOM in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement, which amount was increased to $2.9 million pursuant to a February 6, 2013 amendment to the license agreement. We also agreed to pay annual maintenance fees, and to make royalty payments to AECOM on net sales of any products covered by a claim in any licensed patent. We may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with AECOM.

In August 2012, we entered into a Settlement and License Agreement with Merck Serono S.A., pursuant to which we granted Merck Serono a non-exclusive, royalty-free license under certain of our patents relating to MTL to market and sell Vitamin K1 lotion to treat EFGR inhibitor-related rash. In consideration of the license grant, Merck-Serono withdrew its opposition to  a European patent application that we had filed relating to MTL.  The license expires on a country-by-country basis six months following our notice to Merck Serono that we have obtained marketing authorization for MTL in such country. Thereafter, we and Merck Serono agreed to negotiate in good faith the terms of a non-exclusive royalty-bearing license under such patents.

Intellectual Property

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our products and product candidates and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the United States and internationally to cover methods of use, new chemical compounds, pharmaceutical compositions and dosing of the compounds and compositions and improvements in each of these. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We own, or license the rights to, a number of patents and patent applications related to our products and product candidates, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that the pending patent applications will issue as patents.

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict with certainty the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products or product candidates, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

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

Optisomal Product Candidates

Pursuant to our license agreement with Tekmira and related sublicense with UBC, we have exclusive rights to 14 issued U.S. patents, 102 issued foreign patents, 10 pending U.S. patent applications and 18 pending foreign applications, covering composition of matter, method of use and treatment, formulation and process. These patents and patent applications cover sphingosome based pharmaceutical compositions including Marqibo, Alocrest and Brakiva, formulation, dosage, process of making the liposome compositions, and methods of use of the compositions in the treatment cancer, relapsed cancer, and solid tumors. The earliest of these issued patents expires in 2014 and the last of the issued patents expires in 2021.

Menadione Topical Lotion

We have exclusive, worldwide rights to a patent family consisting of 2 issued U.S. patent; 20 issued foreign patent and 1 pending US patent application, 7 pending foreign patent applications pursuant to our license agreement, as amended, with AECOM. The issued patent, which expires in 2026, covers a method of using menadione topical lotion in treating skin rash in patients taking biologic and small molecule EGFR inhibitors.  The patent applications cover, pharmaceutical compositions and methods of use (e.g., methods of treating and preventing a skin rash secondary to an anti-EGFR therapy). If any foreign patent issues from these applications, such a patent would be scheduled to expire in 2026, excluding any patent term extensions.

In addition, we solely own one (1) pending provisional U.S. patent application and 6 pending foreign patent applications relating to menadione.  These applications cover topical formulations and methods of using menadione topical lotion in treating skin rash in patients taking biologic and small molecule EGFR inhibitors. If any patents issue from such applications, they would expire in 2029.

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

In addition to patent protection, we may utilize orphan drug regulations to provide market exclusivity for certain of our products and product candidates. The orphan drug regulations of the FDA provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. We believe that certain of the indications for our product candidates will be eligible for orphan drug designation; however, we cannot assure you that our drugs will obtain such orphan drug designation or will be the first to reach the market and provide us with such market exclusivity protection.

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

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•
Priority Review.  As explained above, a drug candidate may be eligible for a six-month priority review. The FDA assigns priority review status to an application if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track drug would ordinarily meet the FDA’s criteria for priority review, but may also be assigned a standard review. We do not know whether any of our other drug candidates will be assigned priority review status or, if priority review status is assigned, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately approve the drug.

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

On August 9, 2012, the FDA approved the Marqibo NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy. Also, we intend to seek fast track designation, accelerated approval or priority review for our product candidates, when appropriate. We cannot predict whether any of our product candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our product candidates.

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

Manufacturing

We currently rely on a number of third-parties, including contract manufacturing organizations and our collaborative partners, to produce our compounds. Marqibo requires three separate ingredients, sphingomyelin/cholesterol liposome for injection, or SCLI, Vincristine Sulfate Injection, USP, and sodium phosphate for injection, all of which are handled by separate suppliers.  SCLI is manufactured by Cangene Corporation, Vincristine Sulfate Injection, USP is manufactured by Hospira and sodium phosphate for injection is manufactured by Jubilant Hollister-Stier Laboratories.  Alocrest and Brakiva are both manufactured by Gilead. We have contracted with Contract Pharmaceuticals Limited to manufacture Menadione Topical Lotion.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our products and product candidates;

•	the speed at which we develop our products and product candidates;

•	our ability to design and successfully complete appropriate clinical trials;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals;

•	our ability to manufacture and sell commercial quantities of future products to the market or enter into strategic partnership agreements with others; and

•	acceptance of future products by physicians and other healthcare providers.

Research and Development Expenses

Research and development expenses, which include salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing and other expenses relating to the acquiring, design, development, testing, and enhancement of our products and product candidates, including milestone payments for licensed technology, are the primary source of our overall expenses.  Research and development expenses totaled $12.9 million and $13.4 million for the years ended December 31, 2012 and December 31, 2011, respectively.

Employees

As of December 31, 2012, we employed 24 full-time employees and no part-time employees.  23 employees are based at our South San Francisco, California office and 1 employee is based in Minneapolis, Minnesota. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees to be good.

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

Risks Related to Our Business

We need to raise immediate additional capital to fund our planned operations beyond May 2013. If we are unable to raise additional capital when needed, we will have to delay our commercialization activities for Marqibo, discontinue our product development programs or relinquish our rights to some or all of our product candidates. Our ability to raise additional funds and the manner in which we raise any additional funds may affect the value of your investment in our common stock.

Our capital requirements are substantial to implement our business strategy, including our capital requirements to develop and commercialize Marqibo.  We believe that our currently available capital is only sufficient to fund our operations through May 2013. Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2012.  Accordingly, we need additional capital to fund our operations beyond May 2013.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

•	costs associated with conducting our ongoing and planned clinical trials and regulatory development activities;

•	costs of establishing arrangements for manufacturing our products and product candidates;

•	costs associated with commercializing our Marqibo program, including establishing sales and marketing functions;

•	payments required under our current and any future license agreements and collaborations;

•	costs of obtaining, maintaining and defending patents on our products and product candidates; and

•	costs of acquiring any new drug candidates.

In January 2012, we entered into an Investment Agreement with certain investment funds affiliated with Warburg Pincus, LLC and Deerfield Management pursuant to which we sold an aggregate of 110,000 shares of Series A-2 Preferred for $100 per share for aggregate gross proceeds of $11.0 million. Under the 2012 Investment Agreement, the investors have the right, but not the obligation, from the date of the agreement until the first anniversary of our receipt of marketing approval from the FDA for any of our product candidates, to purchase up to an additional 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche.  On July 3, 2012, we and the investors entered into an amendment to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  Since January 2012, these investors have represented our only material source of additional capital.  These investors have no obligation to make additional investments in the Company.  Accordingly, we can give no assurance that additional capital sufficient to meet our needs can be obtained.

If our preferred stock investors do not make additional investments pursuant to the 2012 Investment Agreement at times when we are in need of additional capital, then we will need to secure such additional capital from other sources.  Because the investors are under no obligation to make additional investments pursuant to the 2012 Investment Agreement, we have no committed sources of additional capital, making our access to funding highly uncertain. Further, other than certain issuances of common stock in connection with a new financing transaction, the holders of our preferred stock, who hold approximately 89% of our voting securities, have the right to approve issuances of equity or debt securities by us, which could prevent us from being able to complete a financing with other investors if not first approved by our preferred stockholders. The substantial control held by our preferred stockholders, combined with the preferential rights afforded to such stockholders in the event we effect a liquidation or certain transactions that result in a change of control or sale of substantially all of our assets, may make an investment in our securities less attractive from the perspective of a new investor.  In addition, the uncertainty surrounding our ability to obtain additional financing is further exacerbated due to ongoing global economic turmoil, which has continued to restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we will be forced to significantly curtail our Marqibo commercialization activities and our planned research and development activities, which will cause a delay in our drug development programs.  If we do not obtain additional capital before we have consumed our currently available resources, we may be forced to cease our operations altogether, in which case you will lose your entire investment in our company.  To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience significant dilution. We may also grant future investors rights superior to those of our current stockholders. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

Our short-term viability and long-term success is dependent on our ability to establish strategic partnerships to develop and commercialize our products and product candidates, particularly Marqibo and Menadione Topical Lotion.

An important element to our business strategy includes partnering with pharmaceutical, biotechnology, or other companies to develop and commercialize our products and product candidates.  We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and execute. In addition, such arrangements may not be commercially successful or we may not be able to enter into such partnerships on favorable terms and may cease to continue to operate as a going concern as early as the end of May 2013.

On January 7, 2013, we announced that our board of directors had engaged a financial advisor to assist with exploring strategic alternatives, which may include a possible transaction, including a merger, business combination, or sale of the Company. We are unable to predict when, if ever, we will enter into any potential strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our products and product candidates we may be forced to curtail the development of a particular product or product candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product or product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our products and product candidates to market and generate product revenue.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over development of our products and product candidates or otherwise be subject to terms unfavorable to us.

Any potential strategic partnerships we enter into could require us to relinquish important rights to and control over the development of our products and product candidates, and may subject us to the following risks:

•	additional expenditures and the utilization of increased clinical, regulatory, and manufacturing resources to satisfy obligations pursuant to any strategic partnership arrangement;

•	a lack of control over the amount of timing of resources committed by any potential strategic partner to promote the continued development and commercialization of our products and product candidates;

•
strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs; and

•	disputes may arise between us and our strategic partners that could result in the delay or termination of the research, development or commercialization of our products and product candidates.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report.

The report from our independent registered public accounting firm included in this Annual Report includes an explanatory paragraph stating that our recurring losses from operations and significant negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have a limited operating history and may not be able to commercialize any products, generate significant revenues or attain profitability.

We do not generate any recurring revenue and have incurred significant net losses in each year since our inception. We expect to incur losses and negative cash flow from operations until we are able to successfully commercialize Marqibo, and we may never achieve or maintain profitability. For the twelve months ended December 31, 2012 and December 31, 2011, we had a net loss of $43.7 million and $18.8 million, respectively.   Our net cash used in operations during the twelve months ended December 31, 2012 and December 31, 2011, was approximately $20.2 million and $21.9 million, respectively.

We expect our cash requirements to increase substantially in the foreseeable future as we:

•	develop our commercial and distribution capabilities to market Marqibo;

•	continue to undertake clinical development of our current products and product candidates;

•	seek regulatory approvals for our product candidates at the appropriate time in the future;

•	implement additional internal systems and infrastructure;

•	seek to acquire additional technologies to develop; and

•	hire additional personnel.

We expect to incur losses for the foreseeable future as we fund our operations and capital expenditures and develop our commercial infrastructure to support the Marqibo product launch. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Even if we succeed in developing and commercializing or partnering Marqibo, which success is not assured, we may not be able to generate significant revenues. Even if we do generate significant revenues, we may never achieve or maintain profitability. Our failure to achieve or maintain profitability could negatively impact the trading price of our common stock.

If we are unable to successfully manage our growth, our business may be harmed.

In the future, if we are able to advance Marqibo or our product candidates to the point of, and thereafter through, clinical trials, we may need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. Any future growth will place a significant strain on our management and on our administrative, operational and financial resources. Our future financial performance and our ability to successfully commercialize Marqibo and our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. We must manage our development efforts and clinical trials effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing.

If we are unable to attract and retain key personnel, our business may be harmed.

Our ability to attract and retain key personnel is critical to our success.  We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the San Francisco Bay Area where we are headquartered, is intense, and we cannot be certain that our efforts to attract and retain such personnel will be successful. Our ability to attract and retain key personnel is further exacerbated by the uncertainty surrounding our ability to obtain additional financing and continue as a going concern.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of pharmaceutical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products and product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	withdrawal of prior governmental approvals;

•	costs of related litigation;

•	substantial monetary awards to patients;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize Marqibo or our product candidates.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. We carry a $10 million product liability insurance policy for our product and product candidates and ongoing clinical trials. Even if our agreements with any future collaborators entitle us to indemnification against damages from product liability claims, such indemnification may not be available or adequate should any claim arise.

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

Risks Related to the Clinical Testing, Regulatory Approval and Manufacturing of Our Product Candidates

Our near and long-term business prospects are substantially dependent on our ability to satisfy post-accelerated approval requirements with respect to our lead product, Marqibo.

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

In order for a new drug product to be approved for marketing in the United States, a drug sponsor typically needs to establish the safety and efficacy of the drug through one or more randomized Phase 3 clinical trials.  However, under the FDA’s Subpart H “accelerated approval” regulations, the agency is authorized to approve a drug candidate that has been studied for its safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity.  Accelerated approval may be granted prior to the conduct of a Phase 3 clinical trial, but a drug candidate receiving accelerated approval is subject to rigorous post-marketing compliance requirements, including the completion of one or more post-approval confirmatory clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis.

The FDA granted accelerated approval of our NDA for Marqibo on the basis of data from our rALLy study, a Phase 2 clinical trial, and not based on data from any Phase 3 clinical trial.  As a result of receiving accelerated approval, we remain subject to the rigorous compliance requirements discussed above, and any failure to satisfy these requirements may cause the FDA to withdraw its approval of Marqibo.  If the FDA withdrew its grant of accelerated approval, then we would be required to complete our ongoing Phase 3 confirmatory trial, named HALLMARQ, before we could market Marqibo and realize any revenue from sales of the product in the U.S.  We estimate that we need to spend at least $25 million and perhaps as much as $35 million in order to complete HALLMARQ.  If the FDA revoked our accelerated approval, we would not be able to finance any portion of those development expenses by sales of Marqibo. Instead, we would need to raise additional capital in order to finance all of those additional development expenses, as well as our other ongoing operating activities.  Such capital may not be available to us when needed, on acceptable terms or even at all.  As a result, if the FDA revoked its accelerated approval of Marqibo and if we are unable to raise the additional capital necessary to fund our ongoing development and other operating expenses, we may be forced to cease our operations altogether, in which case you may lose your entire investment in our company.

Our business will suffer if we are unable to obtain regulatory approval to sell our product candidates.

Other than Marqibo, we do not have approval from the FDA or any foreign regulatory authority needed to market any of our product candidates. Significant FDA regulatory risks exist which may prevent FDA approval of these drug candidates and thereby prevent their commercial use, as described below. Additionally, with respect to Marqibo and in the event any of our product candidates are approved by the FDA, such approval may be withdrawn by the FDA for a variety of reasons, including:

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

Other than Marqibo, the product candidates that we are developing, Menadione Topical Lotion, Alocrest and Brakiva, are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking FDA approval to sell such product candidates.  Conducting clinical trials is a lengthy, time consuming and very expensive process and the results are inherently uncertain. The duration of clinical trials can vary substantially according to the type, complexity, novelty and intended use of the product candidate. We estimate that clinical trials of our product candidates will take at least several years to complete. The completion of clinical trials for our product candidates may be delayed or prevented by many factors, including:

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

Other than Marqibo, none of our product candidates has been approved for commercial sale in any country. FDA approval is required to commercialize all of our product candidates in the United States and approvals from the FDA equivalent regulatory authorities are required in foreign jurisdictions in order to commercialize our product candidates in those jurisdictions. We possess world-wide rights to develop and commercialize Marqibo and our product candidates.

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

Our reliance on third parties to formulate and manufacture Marqibo and our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials and commercial sale. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
In connection with the manufacture of Marqibo, we are dependent on a single source for many of the materials involved in its manufacture.  To the extent there are any technical, regulatory, labor, capacity or other issues affecting such suppliers, our ability to manufacture adequate supplies of Marqibo may be severely and adversely affected.

•
Some of our product candidates require complex materials to make saleable goods.  As a result, our suppliers may have difficulty consistently meeting the applicable specifications for our product candidates, which could cause disruptions in our ability to produce an adequate supply of our drug products.

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

Risks Related to Our Ability to Commercialize Marqibo and Our Product Candidates

If we are unable either to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will be unable to commercialize Marqibo or our product candidates successfully.

We currently do not have robust sales, marketing or distribution capabilities nor do we currently have funds sufficient to further develop these capabilities. To commercialize Marqibo and our product candidates, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit financial and managerial resources to develop marketing capabilities and a sales force with technical expertise and with supporting distribution capabilities. Other factors that may inhibit our efforts to commercialize Marqibo and our product candidates, if approved, directly and without strategic partners include:

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

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing Marqibo and our product candidates, which would harm our business. If we rely on pharmaceutical or biotechnology companies with established distribution systems to market our products, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties which may not be successful and which may only be partially within our control. Our product revenues would likely be lower than if we marketed and sold our products directly.

 The terms of our license agreements relating to intellectual property ownership rights may make it more difficult for us to establish collaborations for the development and commercialization of our products and product candidates.

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

If physicians and patients do not accept and use our products and product candidates, our ability to generate revenue from sales of our products will be materially impaired.

Despite FDA approval for Marqibo or future approval for any of our product candidates, physicians and patients may not accept and use these products, and our business could be adversely affected. Acceptance and use of our products will depend upon a number of factors including:

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

We are subject to uncertainty relating to reimbursement policies which, if not favorable for Marqibo or our product candidates, could hinder or prevent their commercial success.

Our ability to commercialize Marqibo or our early-stage product candidates successfully will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for Marqibo or our product candidates or we may be required to sell them at a discount.

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

The market for Marqibo and our product candidates is characterized by intense competition and rapid technological advances. Marqibo and our product candidates, if they receive FDA approval, will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. More specifically, Marqibo will compete with non-liposomal vincristine, which is generic, other cytotoxic agents such as antimetabolites, alkylating agents, cytotoxic antibiotics, vinca alkyloids, platinum compounds and taxanes, and other cytotoxic agents that use different encapsulation technologies. These or other future competing products and product candidates may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

Healthcare reform measures could hinder or prevent the commercial success of Marqibo or our product candidates.

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. As a result of the recently-passed healthcare legislation in the U.S., as well as fiscal challenges faced by government health administration authorities, the pricing and reimbursement environment presumably will change in the future and become more challenging. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. The recent U.S. legislation and these proposed reforms could result in reduced reimbursement rates for Marqibo and our potential products, which would adversely affect our business strategy, operations and financial results.

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

Our license agreements relating to Marqibo and our product candidates may be terminated in the event we commit a material breach, the result of which would harm our business and future prospects.

In the event any of our license agreements relating to our products and product candidates are terminated, we could lose all of our rights to develop and commercialize the applicable product or product candidate covered by such license, which would harm our business and future prospects. Our rights to Menadione Topical Lotion are governed by a license agreement with Albert Einstein College of Medicine, or AECOM, which provides that AECOM may terminate the agreement, after providing us with notice and an opportunity to cure, for our material breach or default, or upon our bankruptcy.  Our rights to Marqibo, Alocrest and Brakiva are governed by a series of agreements which may be individually or collectively terminated, not only by Tekmira, but also by M.D. Anderson Cancer Center or University of British Columbia under the underlying agreements governing the license or assignment of technology to Tekmira. Tekmira may terminate these agreements for our uncured material breach, for our involvement in a bankruptcy, for our assertion or intention to assert any invalidity challenge on any of the patents licensed to us for these products or for our failure to meet our development or commercialization obligations, including the obligations of continuing to sell each product in all major market countries after its launch. In the event that these agreements are terminated, not only will we lose all rights to these products, we will also have the obligation to transfer all of our data, materials, regulatory filings and all other documentation to our licensor, and our licensor may on its own exploit these products without any compensation to us, regardless of the progress or amount of investment we have made in the products.

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

From January 1, 2011 to December 31, 2012, the market price of our common stock has ranged from a high of $1.83 per share to a low of $0.40 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the offering price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A variety of factors may affect our operating performance and cause the market price of our common stock to fluctuate. These include, but are not limited to:

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

Holders of our outstanding shares of preferred stock have, and holders of any future outstanding shares of preferred stock will have, liquidation, dividend and other rights that are senior to the rights of the holders of our common stock.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which we have designated 412,562 shares as Series A-1 Convertible Preferred Stock, which we sometimes refer to herein as Series A-1 Preferred, 140,000 shares as Series A-2 Convertible Preferred Stock, which we sometimes refer to herein as Series A-2 Preferred, and 600,000 shares as Series A-3 Convertible Preferred Stock, which we sometimes refer to herein as Series A-3 Preferred.  Collectively, we sometimes refer to the Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred as Series A Preferred. We currently have 412,562 shares of Series A-1 Preferred outstanding, 137,156 shares of Series A-2 Preferred outstanding, and 180,000 shares of Series A-3 Preferred outstanding.  Among other rights, the holders of Series A Preferred are entitled, as of the date of this report, to an aggregate preferential payment of approximately $86 million in the event we effect a liquidation and approximately $136 million in the event we effect certain transactions that result in a change of control or sale of substantially all of our assets, meaning that the holders of Series A Preferred would be entitled to receive such amounts before any distributions could be made to holders of our common stock following such an event or transaction.

Beyond our Series A Preferred, our board of directors has the authority to fix and determine the relative rights and preferences of our preferred shares, as well as the authority to issue such shares, without approval of our common stockholders.  As a result, our board of directors could authorize the issuance of additional series of preferred stock that would be senior to our common stock and that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, the right to the redemption to such shares, together with other rights, none of which will be afforded holders of our common stock.

Because our common stock is primarily traded on the OTCQB tier of the OTC Markets, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

We were delisted from the Nasdaq Capital Market in September 2009 and trading in our common stock is now conducted on the OTCQB tier of the OTC Markets, an automated quotation system.  Stocks traded on the OTCQB are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of us by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and asked prices for our common stock.

If our results do not meet investor and analyst forecasts and expectations, our stock price could decline.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Our executive offices are located at 400 Oyster Point Boulevard, Suite 200, South San Francisco, California 94080. We occupy this space, which consists of 17,555 square feet of office space, pursuant to a written lease agreement under which we pay $32,476.75 per month from July 1, 2012 through June 30, 2013 and $33,354.50 per month from July 1, 2013 through June 30, 2014.

We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3.            LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by potential plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business.

If we believe that a loss arising from legal matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. No amounts have been accrued for legal proceedings for which we believe a loss is probable as of and for the year ended December 31, 2012.  To the extent proceedings in which an unfavorable outcome is reasonably possible but not probable exist, we will disclose either an estimate of the reasonably possible loss or range of losses or a conclusion that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we will disclose that fact.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the OTCQB tier of the OTC Markets under the symbol “TLON.”

The following table lists the high and low sale price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board or OTCQB during each quarter within the last two fiscal years.

	Price Range
Quarter Ended	High	Low

March 31, 2011	0.90	0.45
June 30, 2011	1.65	0.70
September 30, 2011	1.10	0.50
December 31, 2011	0.72	0.40
March 31, 2012	1.28	0.41
June 30, 2012	1.20	0.63
September 30, 2012	1.83	0.58
December 31, 2012	0.70	0.40

Record Holders

As of March 29, 2013, we had approximately 110 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have one product and three product candidates in various stages of development:

●
Marqibo® (vincristine sulfate liposome injection) is a novel, sphingomyelin/cholesterol liposome encapsulated formulation of vincristine, a microtubule inhibitor that is FDA-approved for acute lymphoblastic leukemia (ALL) and currently being developed for non-Hodgkin’s lymphoma (NHL). Vincristine is widely used in combination regimens for treatment of adult and pediatric hematologic and solid tumor malignancies.  On August 9, 2012, the FDA approved our new drug application, or NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In May 2012, we enrolled the first patient in a global Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL, which is known as the HALLMARQ study.  Marqibo is also being studied in a Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL being conducted by the German High-Grade Lymphoma Study Group for which we are providing support. There are additional Phase 1 and Phase 2 clinical trials underway in adults and pediatrics.

●
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, we entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  We agreed to provide supplies of MTL in connection with the Mayo Clinic study.

●
Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan. We have focused our capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, we have not recently allocated resources toward the development of Brakiva.

●
Alocrest™ (vinorelbine liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine. We have focused our capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, we have not recently allocated resources toward the development of Alocrest.

Revenues

We received accelerated approval from the FDA in August 2012 to market Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy and we have not yet initiated a commercial launch of Marqibo. In January 2013, we announced that our Board of Directors authorized a review of strategic alternatives and that we had engaged a financial advisor in connection with that review. The review of strategic alternatives may lead to a possible transaction, including the merger, business combination, or sale of the Company, which would allow our partner in such a transaction to commercialize Marqibo. No decision has been made to enter into a transaction at this time and there can be no assurance that we will be able to consummate any such transaction. Alternatively, we may also determine to commercialize Marqibo ourselves. However, we would require as much as $25 million in 2013 to fund both the required commercialization activities and the ongoing HALLMARQ and German NHL Phase 3 studies. Our ability to obtain the capital necessary to fund those activities is highly uncertain. If we are unable to either consummate a strategic transaction or obtain the additional capital needed to commercialize Marqibo alone, we may not be able to generate any revenue in the future from the sales of Marqibo or any of our other product candidates.

Research and Development Expenses

Research and development, or R&D, expenses, which account for the bulk of our expenses, consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, manufacturing, and other expenses relating to the acquiring, design, development, testing, and enhancement of Marqibo and our product candidates, including milestone payments for licensed technology. We expense research and development costs as they are incurred.

While expenditures on current and future clinical development programs are expected to be substantial, particularly in light of our available resources, they are subject to many uncertainties, including the results of clinical trials and whether we develop Marqibo or any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of Marqibo or any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing Marqibo and our drug candidates; and

•	the costs, requirements, timing of, and the ability to secure regulatory approvals.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance, business development, commercial planning and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities. Professional fees and related expenses incurred in connection with the development of the Company’s commercial infrastructure are also classified as G&A.

Share-Based Compensation

Share-based compensation expenses consist primarily of expensing the fair-market value of a share-based award over the vesting term.  This expense is included in our operating expenses for each reporting period.  As of December 31, 2012, we estimate that there is $2.6 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 2.75 years.

Review of Strategic Alternatives

On January 7, 2013, we announced that the our Board of Directors authorized a review of strategic alternatives and that Goldman Sachs had been engaged to provide financial advisory services in connection with that review. The review of strategic alternatives may lead to a possible transaction, including the merger, business combination, or sale of the company. No decision has been made to enter into a transaction at this time, and there can be no assurance that we will enter into a transaction in the future. We do not plan to disclose or comment on developments regarding the strategic review process until further disclosure is deemed appropriate.

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

Use of Management's Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities, investors’ rights to purchase shares of Series A Preferred (see Note 4 below), the computation of beneficial conversion feature and the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

Inventory

     Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory values are based upon standard costs, which approximate actual costs. The Company engages multiple contract manufacturing organizations (CMOs) and raw material suppliers to manufacture products for commercial sale and use in ongoing clinical trials. For products that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. Products that have been approved by the FDA and prepared for sale but subsequently repurposed for clinical trial use are expensed at the time the inventory is packaged for the clinical trial.

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

Fair Value of Financial Instruments

     Financial instruments include cash and cash equivalents, available-for-sale securities, accounts payable, and warrant liabilities. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s warrant liabilities is discussed in Notes 6 and 8.  The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred (see Note 4 below), which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense).

Debt Issuance Costs

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

     Pursuant to a clinical trial research agreement with the German High-Grade Lymphoma Study Group, the Company agreed to provide support for a Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL conducted in Germany.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  These costs are based upon the achievement of certain milestones related to patient enrollment and data provision. These payments are accrued for upon the achievement of patient enrollment and data provision milestones or when the achievement of such milestones becomes probable.  Milestone payments are expensed in the period the milestone is reached.

     The Company also entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic is sponsoring and conducting a Phase 2 clinical trial of the Company’s MTL product candidate.  The Company’s primary obligation is limited to the provision of MTL for patients enrolled in the study.

     In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates (PRA), Inc., a global clinical research organization, to initiate the global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The November 2011 agreement was subsequently amended to reduce the scope of PRA’s services. The U.S. portion of the clinical trial is primarily being conducted by the Company, while PRA has conducted an international site feasibility study. The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

General and administrative expenses. For the year ended December 31, 2012, general and administrative, or G&A, expense was $7.9 million, as compared to $5.1 million for the year ended December 31, 2011.  The increase of $2.8 million is primarily due to increased employee compensation and related expenditures of $0.9 and professional fees and outside services of $2.0 million, offset by an overall reduction in overhead of $0.1 million.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the years ended December 31, 2012 and 2011, plus the cumulative costs for our various products and product candidates for the last five years or since we began development of a product  or product candidate if it has not been in development for five years.   The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

Product/Product Candidates ($ in thousands)	2012	2011	Annual % Change	Product costs (5 years) Jan. 1, 2008 to Dec. 31, 2012
Marqibo	$6,524	$7,743	(15.7)%	$37,038
Menadione Topical Lotion	148	158	(6.3)%	4,156
Brakiva	29	30	(3.3)%	1,459
Alocrest	164	30	446.7%	917
Total third party costs	916	742	23.5%
Allocable costs and overhead	453	513	(11.7)%
Personnel related expense	4,154	3,883	7.0%
Share-based compensation expense	511	288	77.4%
Total research and development expense	$12,899	$13,387	(3.6)%

Marqibo.  In 2012, Marqibo costs decreased by $1.2 million in 2012 compared to 2011. This decrease was driven by reductions to contract research organization (CRO) costs of $2.5 million, professional consultation fees of $1.7 million, and manufacturing costs of $0.9 million, offset by $3.5 million in milestone obligations incurred upon FDA approval of Marqibo and increases to clinical trial site costs of $0.4 million.

If sufficient funds are available, we expect to spend approximately $20 million to $25 million on Marqibo in 2013, including costs for personnel, consultants and CROs, the majority of which will be spent on product distribution and commercialization, the Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL (HALLMARQ), and the Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL being conducted by the German High-Grade Lymphoma Study Group. The Company is also providing drug for the investigator sponsored trials for Marqibo in pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL.

We estimate that we will need to spend an additional $25 million to $35 million on internal and external costs to run the confirmatory trial needed to obtain full FDA approval in adult ALL. External costs include CRO management and trial administration, central laboratory costs, drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by both the extent to which a CRO is contracted to manage and administer the trial and the overall size and duration of the clinical trial. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever. We need to raise additional capital to fund these planned expenditures beyond May 2013. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish or rights to some or all of our products and product candidates.

Menadione Topical Lotion (MTL).  MTL costs decreased by less than $0.1 million in 2012 compared to 2011, due to slight decreases in manufacturing costs. The Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  The Company agreed to provide supplies of MTL in connection with the Mayo Clinic study.

Brakiva.  We are exploring options for further development of Brakiva beyond the phase 1 trial. As this drug is early in its clinical development, both the registration strategy and total expenditures to obtain FDA approval are still being evaluated. We do not expect to incur significant research and development costs related to Brakiva in 2013.

Alocrest.   We completed enrollment in a Phase 1 clinical trial in early 2008. This Phase 1 trial was designed to assess safety, tolerability and preliminary efficacy in patients with advanced solid tumors. We are currently exploring options for the continued development of Alocrest and do not expect to incur significant research and development costs in 2013.

Other R&D expenses.  Third-party costs related to indirect support of our clinical trials and preparation activities in connection with the March 2012 Oncologic Drugs Advisory Committee meeting. Total third-party costs increased by $0.2 million in 2012 compared to 2011, driven by increases in professional consultancy and FDA regulatory fees. We expect these costs to increase in 2013 due to the continued progression of our global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL and the Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL.

Allocable costs decreased by less than $0.1 million as a result of capitalized expenditures becoming fully depreciated and lower utility costs.

Personnel related costs increased by $0.3 million in 2012 compared to 2011.  The increase was driven by an increase in the number of full-time employees from the prior year.  Stock compensation increased by $0.2 million in 2012 compared to 2011 due to an increase in the number of option grants.

Interest expense. For the year ended December 31, 2012, interest expense was $3.8 million as compared to interest expense of $3.6 million for the year ended December 31, 2011.

Gain or loss on change in fair market value of liabilities re-measured at fair value. We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the twelve months ended December 31, 2012, we recorded a loss related to these liabilities of $19.2 million, compared to a net gain of $3.3 million for the same period in 2011. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 4, 6 and 8 of our financial statements included elsewhere in this Form 10-K.

Income tax expense. There was no current or deferred income tax expense (other than state minimum tax) for years ended December 31, 2012 and 2011 because of our operating losses. A 100% valuation allowance has been recorded against our $54.5 million of deferred tax assets as of December 31, 2012. Historical performance leads management to believe that realization of these assets is uncertain. As a result of the valuation allowance, our effective tax rate differs from the statutory rate.

Liquidity and Capital Resources

As of December 31, 2012, we had a stockholders’ accumulated deficit of approximately $223.6 million, and for the fiscal year ended December 31, 2012, we experienced a net loss of $43.7 million. We have financed operations primarily through equity and debt financing and expect such losses to continue over the next several years.  We have drawn down $27.5 million of long-term debt under the secured loan facility agreement with Deerfield Management and certain of its affiliates (collectively, “Deerfield”), with the entire balance due in June 2015.  We currently have a limited supply of cash available for operations. As of December 31, 2012, we had aggregate cash and cash equivalents and available-for-sale securities of $3.0 million.

On January 9, 2012, we entered into an Investment Agreement with certain investors pursuant to which we issued and sold to such investors an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The 2012 Investment Agreement provides that, from the date of the Investment Agreement until the first anniversary of our receipt of marketing approval from the FDA for any of our product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche. On July 3, 2012, we and the investors entered into an amendment to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million. We had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of Series A-1 Preferred for an aggregate purchase price of $40.0 million.

As described above, we and Deerfield had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010, which is secured by all of our assets.  In connection with the entry into the 2012 Investment Agreement, on January 9, 2012, we and Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, we agreed to satisfy our obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing shares of Series A-2 Preferred in lieu of cash.  On January 9, 2012, we issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011.  On March 30, 2012, we issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  On June 29, 2012, we issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended June 30, 2012.  On September 28, 2012, we issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended September 30, 2012.

We believe that our cash resources as of December 31, 2012, together with the net proceeds from the sale and issuance of the Series A-3 Preferred on January 11, 2013, are only sufficient to fund our development plans through May 2013.  Accordingly, our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2012.  Our plan of operation for the year ending December 31, 2013 is to continue implementing our business strategy, including developing strategic partnerships, through licensing agreements, joint venture or merger and acquisition, to develop and commercialize Marqibo and our product candidates in the United States, Europe, and other international regions. We currently do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to continue development of Marqibo and our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  Although the investors identified in our 2012 Investment Agreement have the right to make additional investments in our Series A-3 Preferred, they have no obligation to do so and we have no assurance that they will make any further investments under that or any other agreement.  Accordingly, we can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations before the end of May 2013.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of Marqibo and our product candidates, over the next 12 months we expect to spend approximately between $10 million and $15 million on clinical development for Marqibo and approximately $5.0 million on commercialization activities for Marqibo.  We also expect to spend approximately $5.0 million on general corporate and administrative expenses over the next 12 months.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	costs associated with the commercial launch of Marqibo and whether such launch is done by us or with a strategic partner;

•	costs associated with conducting preclinical and clinical testing;

•	costs of establishing arrangements for manufacturing our products and product candidates;

•	payments required under our current and any future license agreements and collaborations;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on our products and product candidates; and

•	costs of increased general and administrative expenses.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate.

Contractual Commitments

        In May 2011, we entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which we agreed to provide support for a Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL conducted in Germany.  Under the terms of the agreement, we are obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of December 31, 2012, our portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $11.6 million and $13.4 million) to be paid over a period of three to five years.  Per the terms of the agreement, we are under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient. As of the date of this Report, there are approximately 144 patients enrolled. No amounts have been accrued as of December 31, 2012 in connection with this arrangement.

        In July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.  Per the terms of the clinical trial agreement, our obligations are limited to the provision of Marqibo during the study.  No amounts have been accrued as of December 31, 2012 in connection with this arrangement.

        In August 2011, we entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial.  The study is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  In January 2012, the first patient was enrolled in the study. As of December 31, 2012, we accrued less than $0.1 million for drug manufacture and related expenditures.

        In November 2011, we entered into an agreement with Pharmaceutical Research Associates (PRA), Inc., a global clinical research organization, to initiate our global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The November 2011 agreement was subsequently amended to reduce the scope of PRA’s services. We have primarily conducted the U.S. portion of the clinical trial ourselves, while PRA has conducted an international site feasibility study.  We also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. In May 2012, the first patient was enrolled and dosed in the study. Direct costs associated with the HALLMARQ study are estimated to be approximately $30-$35 million over a period of five years.  As of December 31, 2012, we accrued approximately $0.6 million for expenditures related to the HALLMARQ study.

        In March 2012, we entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center (“MDACC”), whereby we agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma.  In support of the performance of this study, we agreed to pay MDACC approximately $0.2 million for the clinical study of approximately sixty-five (65) patients. No amounts have been accrued as of December 31, 2012 in connection with this arrangement.

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

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

On March 28, 2013, Cecilia Gonzalo submitted her resignation from the Board, effective as of March 29, 2013. Pursuant to the terms of the Investment Agreement dated June 7, 2010, between us and Warburg Pincus, Warburg Pincus has the right to designate five of nine members of the Board.  Following the departure of Ms. Gonzalo, Warburg Pincus has the right to designate two additional persons for appointment to the Board.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position(s) Held

Steven R. Deitcher, M.D.	49	President, Chief Executive Officer and Director
Craig W. Carlson	65	Senior Vice President, Chief Financial Officer
Thomas DeZao	55	Vice President of Commercial Operations and Planning
Samir M. Gharib	30	Controller, Director of Finance
Nandan Oza	51	Vice President of Chemistry, Manufacturing, and Controls
Thomas J. Tarlow	63	Vice President of Regulatory Affairs and Quality
Howard P. Furst, M.D.	44	Director
Paul V. Maier	65	Director
Howard H. Pien	54	Director
Leon E. Rosenberg, M.D.	79	Chairman of the Board
Robert J. Spiegel, M.D.	63	Director
Elizabeth H. Weatherman	52	Director

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

Thomas DeZao joined Talon in May 2012 as Vice President of Commercial Operations and Planning. Mr. DeZao's experience includes senior commercial and marketing positions related to hematologic cancer product candidates at ChemGenex Pharmaceuticals, Genitope Corporation, and Corixa/Coulter Pharmaceuticals. Prior to that, Mr. DeZao worked for Schering-Plough Corp. and Chiron Corp., where he spent 10 years in various product sales, marketing and commercialization positions.

Samir M. Gharib joined Talon as Controller, Director of Finance in January 2012.  Prior to joining Talon as an employee, Mr. Gharib had served as Talon’s interim controller pursuant to the terms of an engagement agreement dated August 25, 2011 between Talon and Mr. Gharib’s former employer, CRC Results, Inc. (“CRC”), a consulting firm specializing in accounting, compliance, and risk advisory services.  From January 2008 until January 6, 2012, Mr. Gharib provided accounting services to CRC’s public company clients in the financial services, technology, healthcare, and real estate fields.  Prior to joining CRC, he was a member of KPMG’s Audit and Risk Advisory Services and Forensic Advisory Services groups from 2005 to 2007.  Mr. Gharib earned a B.S. in Business Administration from and is currently an MBA candidate at the Haas School of Business at the University of California, Berkeley. Mr. Gharib is a licensed Certified Public Accountant in the State of California.

Nandan Oza joined Talon on August 2, 2010 as Vice President of Chemistry, Manufacturing and Controls (CMC). Mr. Oza has held senior positions in Pharmaceutical Operations for a decade, including senior management positions at two publicly traded pharmaceutical companies. Most recently, from February 2009 to August 2010, Mr. Oza was the Founder and Principal of Ally CMC Consulting, which provided consulting services to over 20 organizations in pharmaceuticals, Venture Capital and Private Equity areas. From February 2007 to February 2009, Mr. Oza was VP of Manufacturing and Supply Chain Operations at Jazz Pharmaceuticals. From May 2003 to February 2007, Mr. Oza held the identical position at Connetics Corporation. Prior to this, Mr. Oza was Executive Director of Bay area Operations for Alza Corporation, a subsidiary of Johnson and Johnson. Mr. Oza did his graduate studies in Engineering at the University of California, Davis. He received his Bachelor’s degree from the University of Houston and his M.B.A. from National University.

Thomas J. Tarlow joined Talon as Vice President on January 7, 2009.  Prior to assuming his current responsibilities, Mr. Tarlow served as Vice President, Regulatory Affairs at Tercica, Inc. from October 2006 to December 2008.  Prior to that appointment, Mr. Tarlow held various senior positions in regulatory affairs at Amgen, SUGEN, and ALZA.  Mr. Tarlow received his MS in Comparative Pathology from the University of California, Davis, School of Veterinary Medicine and his BA in Biology from the University of California, Santa Cruz.

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

Paul V. Maier was appointed a director of Talon in March 2008.  Since November 2009, Mr. Maier has served as Chief Financial Officer of Sequenom, Inc., a publicly-held biotechnology company.  From January 2007 until November 2009, he served as an independent financial consultant. From October 1992 to January 2007, Mr. Maier served as Senior Vice President, Chief Financial Officer of Ligand Pharmaceuticals, Inc., a publicly-held biopharmaceutical company based in San Diego, CA. Prior to joining Ligand, Mr. Maier served as Vice President, Finance at DFS West, a division of DFS Group, L.P., a private multinational retailer from October 1990 to October 1992. From February 1990 to October 1990, Mr. Maier served as Vice President and Treasurer of ICN Pharmaceuticals, Inc., a pharmaceutical and biotechnology research products company. Mr. Maier held various positions in finance and administration at SPI Pharmaceuticals, Inc., a publicly held subsidiary of ICN Pharmaceuticals Group, from 1984 to 1988, including Vice President, Finance from February 1984 to February 1987. Mr. Maier also serves on the boards of directors of Apricus Biosciences, Inc., Pure Bioscience, Inc., and International Stem Cell Corp., all publicly-held companies. Mr. Maier received an M.B.A. from Harvard Business School and a B.S. from Pennsylvania State University.

Howard H. Pien was appointed director of Talon in April 2012. Mr. Pien was most recently employed at Medarex, Inc. serving as President, Chief Executive Officer, and Chairman of the Board until Bristol-Myers Squibb acquired it in 2009. Prior to joining Medarex in 2007, Mr. Pien served as President, Chief Executive, and Chairman of the Board of Chiron Corporation from 2003 until 2006 (when Chiron was acquired by Novartis). He joined Chiron from GlaxoSmithKline (formerly SmithKline Beecham) where he served as President, Pharmaceuticals of SmithKline Beecham and later as President of GlaxoSmithKline's International Pharmaceutical business. Mr. Pien has also held positions in sales, market research, licensing and product management at Abbott Laboratories and Merck & Co. Mr. Pien earned a B.S. from the Massachusetts Institute of Technology and an M.B.A. from Carnegie-Mellon University.

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

Elizabeth H. Weatherman, a director of Talon since January 2013, is a General Partner of Warburg Pincus & Co., a Managing Director of Warburg Pincus LLC and a member of the firm's Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and is currently responsible for the firm's U.S. healthcare investment activities. Ms. Weatherman currently serves on the board of directors of Tornier, Inc., Bausch + Lomb Incorporated and several other privately held companies. Previously, Ms. Weatherman served on the board of directors of ev3 Inc. and Kyphon, Inc. Ms. Weatherman earned a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts from Mount Holyoke College.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company.  Our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders.  Dr. Deitcher’s academic and clinical expertise in oncology and hematology offers a unique perspective into the development and practical application of our products and product candidates.  Dr. Deitcher’s current position as our President and CEO also allows him to provide a unique insight into our business, including our development and growth.  Dr. Furst’s scientific and financial expertise, including his substantial experience evaluating and investing in public and private healthcare companies, provides our board of directors with valuable insight into the financial and operational aspects of our decision-making processes.  Likewise, Ms. Weatherman’s financial and business acumen, as well her experience evaluating and investing in public and private healthcare companies, makes her well suited to serve as a director.  In addition, Mr. Pien has substantial experience serving on the boards and as Chief Executive Officer of public pharmaceutical companies, which allows him to contribute significant business and managerial expertise and provide strategic and operational guidance to our executive management. Mr. Maier has significant experience with early stage biopharmaceutical companies and brings depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.  As a result of his experience in the role of chief financial officer and treasurer of public companies, Mr. Maier also brings extensive finance, accounting and risk management knowledge to us.  Dr. Rosenberg’s medical background and experience in the pharmaceutical industry allows him to contribute significant scientific and operational expertise.  Dr. Spiegel, a medical oncologist and former pharmaceutical executive, possesses skills and experience that allow him to provide unique insight and perspective into our business and operations and constructive feedback to our executive management.

Pursuant to the terms of our June 2010 Investment Agreement, Warburg Pincus has the right to designate up to five persons as directors of our company.  Currently, Mr. Pien, Ms. Weatherman, and Dr. Spiegel were each appointed directors upon designation by Warburg Pincus. Pursuant to the terms of the January 2012 Investment Agreement, Deerfield Management has the right to designate one director, who will initially be Dr. Furst.  Thereafter, if Deerfield Management fails to participate to its pro rata share in a subsequent investment under the Investment Agreement or if its beneficial ownership decreases below 10%, then Deerfield Management’s right to designate one director terminates immediately.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 that we received with respect to transactions during 2012, we believe that all such forms were filed on a timely basis, except for the reporting of the March 7, 2012 sale of an aggregate of 21,000 shares of our common stock by affiliates of Deerfield Management, which transactions were reported on a Form 4 filed on March 12, 2012.

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

ITEM 11.          EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table reflects cash and non-cash compensation for the 2011 and 2012 fiscal years awarded to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2012; (ii) each individual that served as an executive officer at the end of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in total compensation during such fiscal year; and (iii) up to two additional individuals who received in excess of $100,000 in total compensation during such fiscal year but was not serving as an executive officer during the fiscal year.  We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Option Awards (1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation (3)		Total

Steven R. Deitcher, M.D.	2012	$467,857	$–		$717,224	$474,775	$31,719	(5)	$1,691,575
President & CEO	2011	$454,230	$136,269	(4)	$–	$90,846	$26,438	(6)	$707,783

Craig W. Carlson	2012	$333,566	$–		$286,889	$185,242	$54,461	(8)	$860,158
Sr. VP, CFO	2011	$323,850	$25,908	(7)	$–	$51,816	$44,573	(9)	$446,147

Nandan Oza (10)	2012	$249,003	$–		$125,514	$136,426	$41,019	(11)	$551,962
Vice President of Chemistry, Manufacturing, and Controls

(1)
Amounts reflect the aggregate grant date fair value of option awards granted in the respective fiscal years as computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation,” excluding the effect of estimated forfeitures. For awards that are subject to performance conditions, amounts reflect the assumption that the highest level of performance conditions will be achieved.  Refer to the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted in Note 5, “Stockholders’ Deficit” to financial statements for years ended December 31, 2012 and 2011.

(2)
Amount reflects cash incentives both paid and accrued for services related to 2011 and 2012, including one-time bonuses awarded following the FDA’s approval of our Marqibo NDA on August 9, 2012.  All accrued bonuses relating to performance in 2011 and 2012 included in totals were paid early in the first quarters of 2012 and 2013, respectively. Cash incentives relate to services performed during the fiscal year pursuant to performance incentives earned.

(3)
Except as otherwise noted for a named executive officer, these amounts consist of matching contributions made to the named executives’ respective 401(k) plan contributions and health, dental, vision, life, and disability insurance (collectively, “insurance”) premiums paid by the company.

(4)	Represents amount paid to Dr. Deitcher as a performance bonus for 2011 in excess of his targeted bonus of $90,846, which amount is reflected under “Non-Equity Incentive Plan Compensation,” above.
(5)	Consists of $17,000 in matching contributions made to Dr. Deitcher’s 401(k) plan and $14,719 in premiums paid for insurance in 2012.
(6)	Consists of $16,500 in matching contributions made to Dr. Deitcher’s 401(k) plan and $9,938 in premiums paid for insurance in 2011.
(7)	Represents amount paid to Mr. Carlson as a performance bonus for 2011 in excess of his targeted bonus of $51,816, which amount is reflected under “Non-Equity Incentive Plan Compensation,” above.
(8)	Consists of $16,678 in matching contributions made to Mr. Carlson’s 401(k) plan, $31,533 in premiums paid for insurance, and $6,250 in health savings account contributions in 2012.
(9)	Consists of $14,013 in matching contributions made to Mr. Carlson’s 401(k) plan and $30,560 in premiums paid for insurance in 2011.
(10)	The Company designated Mr. Oza a named executive officer as of and for the year ended December 31, 2012.
(11)	Consists of $12,450 in matching contributions made to Mr. Oza’s 401(k) plan, $22,319 in premiums paid for insurance, and $6,250 in health savings account contributions in 2012.

Employment Agreements and Other Compensation Matters

Steven R. Deitcher, M.D.

Salary and Bonus.  Dr. Deitcher’s employment with us is governed by an employment agreement dated June 6, 2008, which was amended January 6, 2011 and December 27, 2011.  The employment agreement, which replaced and superseded a prior agreement dated May 6, 2007, provides for Dr. Deitcher’s employment as Chief Executive Officer for a term ending December 31, 2014, unless terminated earlier.  Pursuant to the agreement, Dr. Deitcher was entitled to an initial annual base salary of $420,000, which amount will be reviewed by the board of directors at least annually and never decreased.  During 2011, Dr. Deitcher’s annualized base salary was $454,230 and was increased to $467,857 for 2012 and to $486,571 for 2013.

At the discretion of our board of directors, Dr. Deitcher is also eligible to receive an annual bonus in an amount targeted at 50% of his base salary based upon the achievement of specified Company goals approved by the board of directors, except that the bonus shall be equal to 70% of his base salary in the event all specified goals are satisfied in their entirety. For 2011, the Board of Directors determined that 40% of the 2011 performance targets were achieved, and 60% of the targets (consisting of our receipt of FDA marketing approval for Marqibo) were not achieved.  In addition to awarding the portion of target bonus in proportion to targets achieved in 2011, the Board in its discretion awarded to Dr. Deitcher additional amounts in recognition of his exceptional performance and contributions in 2011. On February 17, 2012, the Board awarded Dr. Deitcher a bonus of $227,115. Further, the Board determined that Dr. Deitcher would be eligible to receive an additional bonus of $90,846 payable upon FDA approval of our Marqibo NDA, which amount represents (i) 100% of his 2011 target bonus (i.e., 70% of his base salary, or $317,961), less (ii) the $227,115 previously awarded for 2011. In addition to the foregoing, the Board had previously determined that Dr. Deitcher would be entitled to receive a one-time bonus of $150,000 if our NDA for Marqibo was approved by the FDA.

Accordingly, following the FDA’s approval of our Marqibo NDA on August 9, 2012, Dr. Deitcher received a combined one-time bonus of $240,846, representing the sum of $90,846 and $150,000, as described in the preceding paragraph.  Also, in January 2013, the Board of Directors awarded Dr. Deitcher a bonus of $233,929, or 50% of his 2012 base salary, following its determination that substantially all of the Company’s performance targets for 2012 were achieved.

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

Craig W. Carlson

Salary and Bonus. Mr. Carlson’s employment with us is governed by the terms of a letter agreement dated February 5, 2010, as amended on February 17, 2010 and December 27, 2011.  Pursuant to the letter agreement, as amended, Mr. Carlson’s employment with us commenced March 1, 2010, but his appointment as Chief Financial Officer was not effective until April 1, 2010.  The letter agreement provides that he is entitled to an annualized base salary of $295,000, which was increased to $323,850 for 2011, to $333,566 for 2012, and to $346,909 for 2013.

Pursuant to the letter agreement, Mr. Carlson was initially eligible to receive an annual bonus in an amount targeted at 30% of his base salary based upon the achievement of specified Company goals approved by the board of directors, which targeted amount was increased to 40% of his base salary beginning in 2011. For 2011, the Board of Directors determined that 40% of the 2011 performance targets were achieved, and 60% of the targets (consisting of our receipt of FDA marketing approval for Marqibo) were not achieved.  In addition to awarding the portion of target bonus in proportion to targets achieved in 2011, the Board in its discretion awarded to Mr. Carlson additional amounts in recognition of his exceptional performance and contributions in 2011. On February 17, 2012, the Board awarded Mr. Carlson a bonus of $77,724. Further, the Board determined that Mr. Carlson would be eligible to receive an additional bonus of $51,816 payable upon FDA approval of our Marqibo NDA, which amount represents (i) 100% of his 2011 target bonus (i.e., 40% of his base salary, or $129,540), less (ii) the $77,724 previously awarded for 2011.

Accordingly, following the FDA’s approval of our Marqibo NDA on August 9, 2012, Mr. Carlson received a one-time bonus of $51,816, as described in the preceding paragraph.  Also, in January 2013, the Board of Directors awarded Mr. Carlson a bonus of $133,426, or 40% of his 2012 base salary, following its determination that substantially all of the Company’s performance targets for 2012 were achieved.

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

Nandan Oza

Salary and Bonus. Mr. Oza’s employment with us is governed by the terms of a letter agreement dated July 26, 2010.  The letter agreement provides for Mr. Oza’s employment as our Vice President of Chemistry, Manufacturing and Controls, effective as of August 2, 2010.  The letter agreement provides that he is entitled to an annualized base salary of $225,000, which was increased to $241,750 for 2011, to $249,003 for 2012, and to $258,963 for 2013.

Pursuant to the letter agreement, Mr. Oza is eligible to receive an annual bonus in an amount targeted at 25% of his base salary based upon the achievement of specified Company goals approved by the Board of Directors. For 2011, the Board of Directors determined that 60% of Mr. Oza’s 2011 performance targets were achieved, and 40% of the targets were not achieved.  Accordingly, the Board of Directors awarded Mr. Oza a bonus of $36,263 for 2011.  Further, the Board determined that Mr. Oza would be eligible to receive an additional bonus of $24,175 payable upon FDA approval of our Marqibo NDA, which amount represents (i) 100% of his 2011 target bonus (i.e., 25% of his base salary, or $60,438), less (ii) the $36,263 previously awarded for 2011.  In addition to the foregoing, the Board had previously determined that Mr. Oza would be entitled to receive a one-time bonus of $50,000 if our NDA for Marqibo was approved by the FDA.

Accordingly, following the FDA’s approval of our Marqibo NDA on August 9, 2012, Mr. Oza received a combined one-time bonus of $74,175, representing the sum of $24,175 and $50,000, as described in the preceding paragraph.  Also, in January 2013, the Board of Directors awarded Mr. Oza a bonus of $62,251, or 25% of his 2012 base salary, following its determination that substantially all of the Company’s performance targets for 2012 were achieved.

Post-Termination Benefits.  The letter agreement further provides that if we terminate Mr. Oza’s employment without “cause,” or if he terminates his employment for “good reason,” then he is entitled to continue receiving his then current annualized base salary for a period of six months following such termination.

For purposes of the letter agreement, the term “cause” means the following actions committed by Mr. Oza: (i) his willful and repeated failure, disregard or refusal by to perform his employment duties, or his willful misconduct in respect of his duties or obligations; (ii) any willful, intentional or grossly negligent act having the effect of materially injuring (whether financial or otherwise) our business or reputation or any of our affiliates; (iii) conviction of any felony or a misdemeanor involving a crime of moral turpitude; (iv) engagement in illegal harassment; (v) misappropriation or embezzlement by Mr. Oza of our property; or (vi) a material breach by Mr. Oza of any of his obligations under any other agreement or policy.

The term “good reason” means (1) a reduction in Mr. Oza’s annual base salary or annual target bonus rate or a material reduction in the benefits provided to him, taken as a whole, in each case without his consent, but not if all senior executives also incur such reduction in compensation or other benefits, or (2) a significant reduction in Mr. Oza’s duties and responsibilities, but in each case after we have failed to correct such event after 30 days’ written notice from Mr. Oza.

2012 Severance Payment Plan

In February 2012, we adopted the Talon Therapeutics, Inc. 2012 Severance Payment Plan (the “Severance Plan”).  All full-time regular employees are eligible to participate in the Severance Plan, except such employees with individual employment agreements that provide for benefits in connection with a termination of employment.  Subject to their execution and non-revocation of a general release of claims, eligible participants are entitled to the following benefits in the event their employment is terminated by us without cause.  Employees at the level of Vice President and higher shall receive 3 months continued base salary and health insurance coverage, which shall be increased to 6 months if such termination occurs following FDA Approval.  All other employees shall receive 2 months continued base salary and health insurance coverage, which shall increase to 3 months if such termination occurs following FDA Approval.  The Severance Plan is unfunded and all benefits payable under the plan shall be paid only from our general assets.  The Company may amend or terminate the Severance Plan at any time in its sole discretion.

2012 Change of Control Payment Plan

In February 17, 2012, the Company adopted the Talon Therapeutics, Inc. 2012 Change of Control Payment Plan (the “Change of Control Plan”) to provide benefits upon a “change of control” transaction to full-time Company employees serving at or above the level of Vice President as of the time of such transaction.  Effective as of August 10, 2012, the Company amended and restated the Change of Control Plan for the purposes of, among other things, (i) increasing the total amount of benefits payable to eligible participants under the plan, (ii) expanding the group of eligible participants under the plan to include full-time Company employees serving at or above the level of Senior Director as of the time of the change of control transaction, (iii) increasing the benefits payable to Steven R. Deitcher, M.D., the Company’s President & Chief Executive Officer, and (iv) extending the termination date of the plan from December 31, 2012, to June 30, 2013.  The following is a summary of the material terms of the Change of Control Plan, as amended and restated (the “Restated Plan”):

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

•
a person or group becoming the direct or indirect beneficial owner of more than 50% of the combined voting power of the Company other than by merger or similar transaction; provided, that a change of control will not be deemed to occur in connection with the acquisition of securities from the Company in a financing transaction;

•
a merger, consolidation or similar transaction involving the Company in which the Company’s stockholders immediately prior to the transaction no longer own more than 50% of the voting securities or voting power of the surviving company in substantially the same proportion as their ownership of Company securities immediately prior to such transaction; and

•
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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2012:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven R. Deitcher, M.D.	100,000	–	6.60	05/21/2017	(1)
	25,000	–	6.96	08/24/2017	(2)
	162,500	–	4.48	12/14/2017	(3)
	75,000	–	0.56	02/24/2019	(4)
	236,111	13,889	0.76	02/16/2020	(5)
	59,027	3,473	0.76	02/16/2020	(6)
	72,917	14,583	0.92	06/07/2020	(7)
	817,500	817,500	0.495	12/21/2020	(8)
	208,333	791,667	0.905	02/17/2022	(9)

Craig W. Carlson	80,208	7,292	0.76	03/01/2020	(10)
	52,083	10,417	0.92	06/07/2020	(7)
	352,500	352,500	0.495	12/21/2020	(8)
	83,333	316,667	0.905	02/17/2022	(9)

Nandan Oza	19,444	5,556	0.68	08/02/2020	(11)
	125,000	125,000	0.495	12/21/2020	(8)
	36,458	138,542	0.905	02/17/2022	(9)

(1)	Option granted May 21, 2007, and which vested in three equal annual installments commencing on the first anniversary of the grant.

(2)	Option granted August 24, 2007, and which vested in three equal annual installments commencing on the first anniversary of the grant.

(3)	Option granted December 14, 2007, and which vested in three equal annual installments commencing on the first anniversary of the grant.

(4)	Option granted February 24, 2009, and which vested in three equal annual installments commencing on the first anniversary of the grant.

(5)
Option granted February 16, 2010, one-third of which became exercisable on the first anniversary of the grant and the remaining two-thirds becomes exercisable in 24 equal monthly installments beginning March 2011.

(6)
Option granted February 16, 2010, the exercisability of which was subject to both continued employment and the achievement of a regulatory milestone relating to Marqibo, which was satisfied in 2010. Exercisability of the option is also subject to continued employment, one-third of which vested on the first anniversary of the grant date and the remaining two-thirds vest in 24 equal monthly installments beginning in March 2011.

(7)	Option granted June 7, 2010, one-third of which vested on the first anniversary of the grant and the remaining two-third vest in 24 equal monthly installments beginning July 2011.

(8)	Option granted December 21, 2010 and which vests in 48 equal monthly installments commencing January 21, 2011.

(9)	Option granted February 17, 2012 and which vests in 48 equal monthly installments commencing March 17, 2012.

(10)
Option granted March 1, 2010 upon the commencement of Mr. Carlson’s employment, one-third of which vested on the first anniversary of the grant and the remaining two-third vest in 24 equal monthly installments beginning April 2011.

(11)	Option granted August 2, 2010, one-third of which vested on the first anniversary of the grant and the remaining two-third vest in 24 equal monthly installments beginning September 2011.

Compensation of Directors

Our non-employee directors are entitled to receive the following in consideration for their service on the Board: (1) a cash fee of $2,500 for attendance at each regular quarterly meeting of the Board; (2) an annual retainer fee of $20,000, as compensation for special Board and other meetings; and (3) an annual stock option grant relating to 35,000 shares of common stock, which option vests upon the first anniversary of the grant and accelerates upon a “change of control” of the Company. In lieu of the foregoing compensation, Dr. Rosenberg, as our non-executive chairman of the Board, is entitled to an annual retainer of $50,000, a meeting fee of $4,000 and an annual stock option grant of 65,000 shares.  Mr. Maier, as Chair of our Audit Committee, is entitled to receive, in addition to the compensation set forth above for non-employee directors, an annual stock option grant relating to 12,000 shares of common stock.  Effective April 1, 2011, in addition to the compensation set forth above, our non-employee directors are entitled to receive, upon their initial appointment or election to the Board, a stock option grant relating to 50,000 shares of common stock, which option shall vest in three equal annual installments commencing on the first anniversary of such appointment or election.  The following table sets forth the compensation paid to our directors in 2012.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	Total
Andrew Ferrer (4)	$27,000	$24,914	$51,914
Howard P. Furst, M.D.	30,000	24,914	54,914
Cecilia Gonzalo (3)	30,000	61,411	91,411
Jonathan S. Leff (5)	30,000	24,914	54,914
Paul V. Maier	30,000	33,456	63,456
Howard H. Pien (4)	10,000	33,137	43,137
Leon E. Rosenberg, M.D.	66,000	46,268	112,268
Robert J. Spiegel, M.D.	30,000	24,914	54,914

(1)
Steven R. Deitcher, our President and Chief Executive Officer, has been omitted from this table since he receives no additional compensation for serving on our Board; his compensation is described above under “Management and Board of Directors – Executive Compensation.”

(2)
Amounts reflect the grant date fair value of stock option awards granted in 2012, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation,” excluding the effect of estimated forfeitures or actual cancellations. Refer to the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of awards granted in Note 5, “Stockholders’ Deficit” to financial statements for years ended December 31, 2012 and 2011. At December 31, 2012, our non-employee directors held options to purchase shares of common stock as follows: Mr. Ferrer, 0 shares; Dr. Furst, 80,000 shares; Ms. Gonzalo, 85,000 shares; Mr. Leff, 80,000 shares; Mr. Maier, 131,500 shares; Mr. Pien, 50,000 shares; Dr. Rosenberg, 232,050 shares; and Dr. Spiegel, 80,000 shares.

(3)
The stock option award relating to 50,000 shares of common stock to which Ms. Gonzalo became entitled upon her initial appointment to the Board on December 14, 2011 was not granted until February 17, 2012, and is thus included in this table. On March 28, 2013, Ms. Gonzalo resigned from the Board, effective as of March 29, 2013.

(4)
Andrew Ferrer resigned from the Board effective as of April 20, 2012. Upon the resignation of Mr. Ferrer, Warburg Pincus designated Howard H. Pien for appointment to the Board pursuant to the terms of the June 2010 Investment Agreement between the Company and Warburg Pincus.

(5)
Jonathan S. Leff resigned from the Board effective as of December 31, 2012. Upon the resignation of Mr. Leff, Warburg Pincus designated Elizabeth H. Weatherman, a Managing Director at Warburg Pincus, for appointment to the Board pursuant to the terms of the June 2010 Investment Agreement between the Company and Warburg Pincus.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock, Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred as of March 29, 2013, by: (i) each of our current directors; (ii) each of our “named executive officers,” as set forth above; (iii) all of our current directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least 5% of our common stock. Beneficial ownership is determined under rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is c/o Talon Therapeutics, Inc., 400 Oyster Point Blvd., Suite 200, South San Francisco, California 94080.

Name	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Series A-1 Preferred Beneficially Owned	Percent of Class	Shares of Series A-2 Preferred Beneficially Owned	Percent of Class	Shares of Series A-3 Preferred Beneficially Owned	Percent of Class

Steven R. Deitcher (1)	2,327,907	9.6	–	–	–	–	–	–
Craig W. Carlson (2)	732,535	3.2	–	–	–	–	–	–
Nandan Oza (2)	243,229	1.1	–	–	–	–	–	–
Howard P. Furst (2)	80,000	*	–	–	–	–	–	–
Paul V. Maier (3)	133,250	*	–	–	–	–	–	–
Howard H. Pien (2)	16,667	*	–	–	–	–	–	–
Leon E. Rosenberg (4)	232,300	1.0	–	–	–	–	–	–
Robert J. Spiegel (2)	80,000	*	–	–	–	–	–	–
Elizabeth H. Weatherman (5)	148,329,832	87.1	371,307	90.0	99,000	72.2	162,000	90.0
All directors and officers as a group (12 persons)	179,564,185	89.3	371,307	90.0	99,000	72.2	162,000	90.0
Warburg Pincus & Co. (6)(7) 450 Lexington Avenue New York, NY 10017	148,329,832	87.1	371,307	90.0	99,000	72.2	162,000	90.0
James E. Flynn (7)(8) 780 Third Avenue, 37th Floor New York, NY 10017	26,949,194	55.4	41,255	10.0	38,156	27.8	18,000	10.0

* represents less than 1%.

(1)	Includes 2,143,715 shares issuable upon the exercise of stock options.

(2)	Represents shares issuable upon the exercise of stock options.

(3)	Includes 131,500 shares issuable upon the exercise of stock options.

(4)	Includes 232,050 shares issuable upon the exercise of stock options.

(5)
Ms. Weatherman is a Member and Managing Director of Warburg Pincus LLC (“WP LLC”), a New York limited liability company that manages each of the Warburg Pincus Purchasers.  Ms. Weatherman disclaims beneficial ownership of all capital stock held by the Warburg Pincus Purchasers, except to the extent of any indirect pecuniary interest therein.  See also Notes (6) and (7), below.

(6)
Beneficial ownership includes: (i) 359,797 shares of Series A-1 Preferred, 95,931 shares of Series A-2 Preferred, and 156,978 shares of Series A-3 Preferred held by Warburg Pincus Private Equity X, L.P. (“WPX”), which shares are convertible, as of March 29, 2013, into 61,347,077; 35,643,252; and 46,741,370 shares of common stock, respectively; and (ii) 11,510 shares of Series A-1 Preferred, 3,069 shares of Series A-2 Preferred, and 5,022 shares of Series A-3 Preferred held by Warburg Pincus X Partners, L.P. (“WPPX”), which shares are convertible, as of March 29, 2013, into 1,962,508; 1,140,289; and 1,495,336 shares of common stock, respectively. Warburg Pincus X, L.P. (“WP X LP”) is a Delaware limited partnership and the sole general partner of each of the Warburg Pincus Purchasers. Warburg Pincus X LLC (“WP X LLC”) is a Delaware limited liability company and the sole general partner of WP X LP. Warburg Pincus Partners, LLC (“WPP LLC”) is a New York limited liability company and the sole member of WP X LLC. Warburg Pincus LLC (“WP LLC”) is a New York limited liability company that manages each of the Warburg Pincus Purchasers. Warburg Pincus & Co. (“WP”) is a New York general partnership and the managing member of WPP LLC. Each of WPX, WPPX, WP X LP, WP X LLC, WPP LLC, WP LLC and WP may be deemed to share the power to (a) dispose or to direct the disposition of the 148,329,832 shares of common stock the Warburg Pincus Purchasers may be deemed to beneficially own (and convert into) as of March 29, 2013, and (b) vote or direct the vote of the 148,329,832 shares of common stock the Warburg Pincus Purchasers may be deemed to beneficially own for voting purposes as of March 29, 2013. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Co-Presidents and Managing Members of WP LLC and may be deemed to control the Warburg Pincus Purchasers. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus Purchasers. Beneficial ownership information is based on information known to the Company and a Schedule 13D/A filed with the SEC on January 15, 2013, by WPX, WPPX, WP X LP, WP X LLC, WPP LLC, WP LLC, WP, Mr. Kaye and Mr. Landy.

(7)
Beneficial ownership of the Purchasers has not been adjusted for accretion beyond March 29, 2013, and does not reflect the Purchasers’ contractual right to purchase up to an aggregate of 420,000 additional shares of Series A-3 Preferred pursuant to the Investment Agreement.

(8)
Beneficial ownership includes: (i) 84,934 shares of common stock currently outstanding, warrants to purchase 116,172 shares of common stock, and 13,168 shares of Series A-1 Preferred, 12,179 shares of Series A-2 Preferred, and 5,748 shares of Series A-3 Preferred held by Deerfield Private Design Fund, L.P., which shares are convertible, as of March 29, 2013, into 2,245,205; 4,426,508; and 1,711,480 shares of common stock, respectively; (ii) 136,849 shares of common stock currently outstanding, warrants to purchase 187,149 shares of common stock, and 21,213 shares of Series A-1 Preferred, 19,620 shares of Series A-2 Preferred, and 9,258 shares of Series A-3 Preferred held by Deerfield Private Design International, L.P., which shares are convertible, as of March 29, 2013, into 3,616,916; 7,130,897; and 2,756,636 shares of common stock, respectively; (iii) 67,524 shares of common stock currently outstanding, warrants to purchase 39,249 shares of common stock, and 4,448 shares of Series A-1 Preferred, 4,114 shares of Series A-2 Preferred, and 1,938 shares of Series A-3 Preferred held by Deerfield Special Situations Fund International Limited, which shares are convertible, as of March 29, 2013, into 758,404; 1,495,249; and 577,053 shares of common stock, respectively; and (iv) 34,252 shares of common stock currently outstanding, warrants to purchase 21,414 shares of common stock, and 2,426 shares of Series A-1 Preferred, 2,243 shares of Series A-2 Preferred, and 1,056 shares of Series A-3 Preferred held by Deerfield Special Situations Fund, L.P., which shares are convertible, as of March 29, 2013, into 413,643; 815,230; and 314,430 shares of common stock, respectively. Deerfield Capital, L.P. is the general partner of Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., and Deerfield Special Situations Fund, L.P.  Deerfield Management Company, L.P. is the investment manager of Deerfield Special Situations Fund International Limited. James E. Flynn, the sole member of the general partner of each of Deerfield Capital, L.P. and Deerfield Management Company, L.P., holds voting and dispositive power over the shares held by Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund International Limited and Deerfield Special Situations Fund, L.P. (collectively, “Deerfield”).  Beneficial ownership information is based on information known to the Company and a Schedule 13D/A and Form 4 filed with the SEC on January 15, 2013, by Deerfield and Mr. Flynn.

Equity Compensation Plan Information

The following table provides information on our equity-based compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by stockholders:
Awards issued outside of any plan (1)	59,927	$2.58	–
2010 Equity Incentive Plan	8,390,625	0.69	1,222,162
Equity compensation plans approved by stockholders:
2003 Stock Option Plan	64,916	6.83	–
2004 Stock Incentive Plan	564,707	4.11	–
2006 Employee Stock Purchase Plan	9,766	0.36	500,474

Total	9,089,941		1,722,636

(1)	Represents shares of common stock reserved for issuance upon exercise of several individual outstanding stock option awards issued outside of any plan.

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

As described below in Note 4 of our financial statements included elsewhere in this Form 10-K, in June 2010 we entered into Investment Agreements with the Warburg and Deerfield Purchasers.  Pursuant to the 2010 Investment Agreement, the Deerfield Purchasers purchased 40,000 shares of our Series A-1 Preferred Stock at a total purchase price of $4 million.  At the time we entered into the Investment Agreement, the Deerfield Purchasers beneficially owned approximately 23 percent of our outstanding common stock, and pursuant to a Facility Agreement dated October 30, 2007, between us and the Deerfield Purchasers, we borrowed from the Deerfield Purchasers an aggregate of $27.5 million, all of which remains outstanding.  Howard P. Furst, a director of Talon since December 2009, is a partner of Deerfield Management, an affiliate of the Deerfield Purchasers.  The terms of the Investment Agreement were reviewed by an independent and disinterested committee of our board of directors and approved by our full board of directors.  Dr. Furst was not a member of such board committee and did not participate in any meetings of our board at which the terms of the Investment Agreement were considered.

Also, as described below in Note 4 of our financial statements included elsewhere in this Form 10-K, in January 2012 we entered into Investment Agreements with the Warburg and Deerfield Purchasers.  Pursuant to the 2012 Investment Agreement, the Warburg and Deerfield Purchasers purchased 110,000 shares of our Series A-1 Preferred Stock at a total purchase price of $11million.  At the time we entered into the Investment Agreement, the Warburg and Deerfield Purchasers beneficially owned approximately 72 percent and 34 percent, respectively, of our outstanding common stock. The terms of the Investment Agreement were reviewed by an independent and disinterested committee of our board of directors and approved by our full board of directors.  Dr. Furst and Directors representing the Warburg Pincus Purchasers were not members of such board committee and did not participate in any meetings of our board at which the terms of the Investment Agreement were considered.

Pursuant to the 2010 and 2012 Investment Agreements, the Warburg Pincus Purchasers may seek reimbursement from the Company for reasonable fees and disbursements incurred in connection with transactions contemplated by such agreements, including fees and disbursements of legal counsel, accountants, advisors and consultants, and miscellaneous other fees and expenses incurred by Warburg Pincus. For the year ended December 31, 2012, the Company reimbursed approximately $0.5 million in professional and legal fees incurred by and on behalf of Warburg Pincus.

Director Independence

Our Board of Directors, after reviewing all relevant transactions or relationships between each director, or any of his family members, and Talon, its senior management and its independent registered public accounting firm, has determined that  Mr. Maier, Mr. Pien, Dr. Rosenberg and Dr. Spiegel are “independent” directors within the meaning of all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by BDO USA, LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2012 and 2011:

Fee Category	2012 Fees	2011 Fees
Audit Fees	$251,437	$205,504
Audit-Related Fees (1)	31,139	41,105
Tax Fees (2)	23,165	38,636
Total Fees	$305,741	$285,245

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2012 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated June 17, 2004 by and among the Registrant, Hudson Health Sciences, Inc. and EMLR Acquisition Corp. (incorporated by reference to Exhibit 2.0 of the Registrant’s Form 8-K filed June 24, 2004).

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as amended through September 7, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed April 6, 2012).

3.3	Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2010).

3.4
Certificate of Amendment of Corrected Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

3.5	Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 11, 2010).

3.6
Certificate of Amendment of Corrected Certificate of Designation of Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

3.7	Certificate of Designation of Series A-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

3.8	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010).

3.9
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

10.1	Talon Therapeutics, Inc. 2004 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 27, 2007). *

10.2	Form of stock option agreement for use in connection with 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2006). *

10.3	2003 Stock Option Plan of Talon Therapeutics, Inc. (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 7, 2006). *

10.4	Summary terms of non-employee director compensation, effective April 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2011). *

10.5	Registrant’s 2006 Employee Stock Purchase Plan, as amended through July 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011). *

10.6
Amendment dated July 12, 2012 to the Registrant’s 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012). *

10.7
Amended and Restated License Agreement dated April 30, 2007 between the Registrant and Tekmira Pharmaceuticals Corp., as successor in interest to Inex Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007).+

10.8
Sublicense Agreement dated May 6, 2006 among the Registrant, Inex Pharmaceuticals Corporation and the University of British Columbia (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).+

10.9
Registration Rights Agreement dated May 6, 2006 between the Registrant and Inex Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended June 30, 2006).

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

10.16	Employment Agreement by and between the Registrant and Steven R. Deitcher, dated June 6, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 11, 2008). *

10.17
Amendment No. 1 dated June 2, 2009 to Amended and Restated License Agreement dated April 30, 2007 between the Registrant and Tekmira Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009).+

10.18
Agreement dated September 3, 2009 by and among the Registrant, Deerfield Private Design Fund, L.P., Deerfield Special Situations Fund L.P., Deerfield Special Situations Fund International Limited, and Deerfield Private Design International, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 10, 2009).

10.19
Form of Securities Purchase Agreement entered into among the Registrant and certain accredited investors on October 7, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 8, 2009).

10.20	Registrant’s 2010 Equity Incentive Plan, as amended through January 21, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 25, 2013). *

10.21
Form of Stock Option Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed February 14, 2011, SEC File No. 333-172229). *

10.22
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

10.24
Letter agreement dated February 5, 2010 between the Registrant and Craig W. Carlson, as amended on February 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010). *

10.25
Investment Agreement dated June 7, 2010 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2010).

10.26
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

10.29	Letter agreement between the Registrant and Steven R. Deitcher, M.D., dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 12, 2011). *

10.30	Letter agreement dated December 26, 2011 between the Registrant and Samir M. Gharib (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 30, 2011). *

10.31
Amendment No. 2 dated December 27, 2011 to Employment Agreement dated June 6, 2008 between the Registrant and Steven R. Deitcher, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 30, 2011).*

10.32	Letter agreement dated December 27, 2011 between the Registrant and Craig W. Carlson (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 30, 2011). *

10.33
Investment Agreement dated January 9, 2012 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

10.34
Amendment No. 1, dated July 3, 2012, to Investment Agreement dated January 9, 2012, among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 5, 2012).

10.35
Amendment No. 1 dated January 9, 2012 to Investment Agreement dated June 7, 2010 among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 10, 2012).

10.36
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

10.38	Talon Therapeutics, Inc. 2012 Severance Payment Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2012). *

10.39	Talon Therapeutics, Inc. Amended and Restated 2012 Change of Control Payment Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012). *

10.40
Office Lease dated June 10, 2012, between the Registrant and Kashiwa Fudosan America, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).

10.41	Letter Agreement between the Registrant and Nandan Oza, dated July 26, 2010 (filed herewith). *

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from Talon Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2012 and 2011, (iii) Statements of Cash Flows for years ended December 31, 2012 and 2011, and (v) Notes to Financial Statements. ^

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

TALON THERAPEUTICS, INC.

Date: April 1, 2013	By:	/s/ Steven R. Deitcher
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

Signature	Title	Date

President, Chief Executive Officer and Director
/s/ Steven R. Deitcher	(Principal Executive Officer)	April 1, 2013
Steven R. Deitcher

Senior Vice President and Chief Financial Officer
/s/ Craig W. Carlson	(Principal Financial Officer)	April 1, 2013
Craig W. Carlson

Controller, Director of Finance
/s/ Samir M. Gharib	(Principal Accounting Officer)	April 1, 2013
Samir M. Gharib

/s/ Leon E. Rosenberg	Chairman of the Board	April 1, 2013
Leon E. Rosenberg

/s/ Howard P. Furst	Director	April 1, 2013
Howard P. Furst

/s/ Paul V. Maier	Director	April 1, 2013
Paul V. Maier

/s/ HOWARD H. PIEN	Director	April 1, 2013
Howard H. Pien

/s/ Robert J. Spiegel	Director	April 1, 2013
Robert J. Spiegel

/s/ ELIZABETH H. WEATHERMAN	Director	April 1, 2013
Elizabeth H. Weatherman

Index to Financial Statements of
Talon Therapeutics, Inc.

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Talon Therapeutics, Inc.
South San Francisco, California

We have audited the accompanying balance sheets of Talon Therapeutics, Inc. as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talon Therapeutics, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that, among other factors, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP
BDO USA, LLP

San Jose, California
April 1, 2013

TALON THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$2,973,028	$1,028,518
Inventory (Note 9)	283,321	—
Prepaid expenses and other current assets (Note 10)	237,918	635,297
Total current assets	3,494,267	1,663,815

Property and equipment, net (Note 11)	42,714	72,431
Restricted cash	34,004	—
Debt issuance costs, net (Note 3)	517,525	751,401
Total assets	$4,088,510	$2,487,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 12)	$3,549,276	$4,556,951
Investors’ rights to purchase shares of Series A-3 Preferred Stock (Note 4)	14,276,000	—
Other short term liabilities	2,474	2,110
Total current liabilities	17,827,750	4,559,061
Notes payable, net of discount (Note 3)	24,833,183	24,033,257
Investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 4)	—	1,772,100
Warrant liabilities, non-current (Note 6)	563,070	501,664
Other long term liabilities	—	2,474
Total long term liabilities	25,396,253	26,309,495
Total liabilities	43,224,003	30,868,556
Redeemable convertible preferred stock; $0.001 par value: 10 million shares authorized, 0.7 million and 0.4 million shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively; aggregate liquidation value of $77.9 million and $46.4 million at December 31, 2012 and December 31, 2011, respectively	47,913,500	30,643,219

Stockholders' deficit:
Common stock; $0.001 par value: 600 million shares authorized, 22.0 million and 21.8 million shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	22,001	21,779
Additional paid-in capital	136,562,864	120,887,432
Accumulated deficit	(223,633,858)	(179,933,339)
Total stockholders' deficit	(87,048,993)	(59,024,128)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$4,088,510	$2,487,647

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011
Operating expenses:
General and administrative	$7,900,846	$5,121,678
Research and development	12,898,688	13,387,168
Total operating expenses	20,799,534	18,508,846

Loss from operations	(20,799,534)	(18,508,846)

Other expense:
Interest income	3,324	8,124
Interest expense	(3,751,799)	(3,560,444)
Other expense, net	—	(78,768)
Change in fair value of warrant liabilities (Note 6)	(73,151)	(41,146)
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 4)	(1,006,900)	3,358,900
Change in fair value of investors’ right to purchase future shares of Series A-3 preferred stock (Note 4)	(18,072,459)	—
Total other expense	(22,900,985)	(313,334)

Net loss	$(43,700,519)	$(18,822,180)

Deemed dividends attributable to preferred stock in connection with accretion (Notes 4 and 7)	(5,847,123)	(3,947,713)
Deemed dividends attributable to preferred stock in connection with embedded conversion features (Notes 4 and 7)	(15,236,723)	—

Net loss applicable to common stock	(64,784,365)	(22,769,893)

Net loss per share applicable to common stock, basic and diluted	$(2.95)	$(1.06)

Weighted average shares used in computing net loss per share, basic and diluted	21,925,200	21,557,062
Comprehensive loss:
Net loss	$(43,700,519)	$(18,822,180)
Unrealized holdings gains arising during the period	—	15,841

Comprehensive loss	$(43,700,519)	$(18,806,339)

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity
Balance at January 1, 2011	412,562	$30,643,219	21,234,307	$21,234	$119,241,956	$(15,841)	$(161,111,159)	$(41,863,810)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	—	—	883,860	—	—	883,860

Issuance of shares under employee stock purchase plan	—	—	39,998	40	16,279	—	—	16,319

Fair value of warrants issued to nonemployee as partial payment of services rendered	—	—	—	—	56,209	—	—	56,209

Issuance of shares upon exercise of employee stock options	—	—	72,395	73	49,948	—	—	50,021

Stock-based compensation of restricted stock and issuance of shares upon vesting	—	—	179,192	179	83,481	—	—	83,660

Issuance of shares upon exercise of warrants	—	—	252,920	253	303,251	—	—	303,504

Extinguishment of warrant liability upon exercise of warrants	—	—	—	—	252,448	—	—	252,448

Unrealized holdings gains (losses) arising during the period	—	—	—	—	—	17,600	—	17,600

Reclassification of realized gains (losses) included in net income	—	—	—	—	—	(1,759)	—	(1,759)

Net loss	—	—	—	—	—	—	(18,822,180)	(18,822,180)

Balance at December 31, 2011	412,562	$30,643,219	21,778,812	$21,779	$120,887,432	$—	$(179,933,339)	$(59,024,128)

Stock-based compensation of employees amortized over vesting period of stock options	—	—	—	—	1,445,720	—	—	1,445,720

Issuance of shares under employee stock purchase plan	—	—	47,454	47	16,496	—	—	16,543

Issuance of shares upon exercise of employee stock options	—	—	160,625	160	97,428	—	—	97,588

Issuance of shares upon exercise of warrants	—	—	15,000	15	585	—	—	600

Extinguishment of warrant liability upon exercise of Series A common stock warrants	—	—	—	—	11,744	—	—	11,744

Issuance of Series A-2 redeemable, convertible preferred stock on January 9, 2012, net of issuance costs of $0.8 million, and fair value of investors’ right to acquire shares of Series A-3 preferred stock	116,826	3,343,005	—	—	—	—	—	—

Series A-2 redeemable, convertible shares issued on March 30, June 29, and September 28, 2012 to settle interest payable under Facility Agreement	20,330	2,033,000	—	—	—	—	—	—

Issuance of Series A-3 redeemable, convertible preferred stock on July 3, August 17, and November 14, 2012, net of issuance costs of $0.1 million	120,000	11,894,276	—	—	—	—	—	—

Beneficial conversion feature on Series A-2 redeemable, convertible preferred stock	—	(4,747,973)	—	—	4,747,973	—	—	—

Deemed dividend attributable to beneficial conversion feature on Series A-2 redeemable, convertible preferred stock	—	4,747,973	—	—	(4,747,973)	—	—	—

Deemed dividend attributable to beneficial conversion feature on Series A-3 redeemable, convertible preferred stock	—	(10,488,750)	—	—	10,488,750	—	—	—

Beneficial conversion feature on Series A-3 redeemable, convertible preferred stock	—	10,488,750	—	—	(10,488,750)	—	—	—

Extinguishment of investor rights to purchase shares of Series A-3 redeemable, convertible preferred stock upon exercise	—	—	—	—	14,103,459	—	—	14,103,459

Net loss	—	—	—	—	—	—	(43,700,519)	(43,700,519)

Balance at December 31, 2012	669,718	$47,913,500	22,001,891	$22,001	$136,562,864	$—	$(223,633,858)	$(87,048,993)

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(43,700,519)	$(18,822,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,265	95,137
Share-based compensation to employees for services	1,445,720	967,520
Amortization of discount and debt issuance costs	1,033,801	846,622
Fair value of warrants issued to nonemployee as partial payment of services rendered	—	56,209
Loss on investments	—	70,355
Change in fair value of warrant liability	73,151	41,146
Change in fair value of investors’ right to purchase future shares of Series A Preferred	19,079,359	(3,358,900)
Settlement of interest payments under Facility Agreement with Series A-2 Preferred	2,715,600	—
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	82,354	(256,396)
Decrease in accounts payable and accrued liabilities	(1,007,675)	(1,495,032)
Net cash used in operating activities	(20,234,944)	(21,855,519)

Cash flows from investing activities:
Purchase of property and equipment	(13,549)	(70,336)
Proceeds from maturities and sales of available-for-sale securities	—	18,013,232
Restricted cash	(2,301)	—
Net cash provided by/(used in) investing activities	(15,850)	17,942,896

Cash flows from financing activities:
Proceeds from exercise of warrants and options	98,188	353,524
Issuance of shares under the employee stock purchase plan	16,543	16,319
Payments on capital leases	(2,108)	(1,955)
Cash proceeds from private placement of Series A-2 Preferred for $11 million less issuance costs of $0.8 million	10,188,405	—
Cash proceeds from private placement of Series A-3 Preferred for $12 million less issuance costs of $0.1 million	11,894,276	—
Net cash provided by financing activities	22,195,304	367,888

Net increase/(decrease) in cash and cash equivalents	1,944,510	(3,544,735)
Cash and cash equivalents, beginning of period	1,028,518	4,573,254
Cash and cash equivalents, end of period	$2,973,028	$1,028,518
Supplemental disclosures of cash flow data:
Cash paid for interest	$683,325	$2,708,750
Supplemental disclosures of noncash financing activities:
Unrealized gain (loss) on available-for-sale securities	$—	$17,600
Fair value of warrants issued to nonemployee as partial payment of services rendered	$—	$56,209
Extinguishment of warrant liabilities	$14,115,203	$252,448

See accompanying notes to financial statements.

TALON THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

NOTE 1.  BUSINESS DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY

Business

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its products and product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following products and product candidates:

●
Marqibo® (vincristine sulfate liposome injection) is a novel, sphingomyelin/cholesterol liposome encapsulated formulation of vincristine, a microtubule inhibitor that is FDA-approved for acute lymphoblastic leukemia (ALL) and currently being developed for non-Hodgkin’s lymphoma (NHL). Vincristine is widely used in combination regimens for treatment of adult and pediatric hematologic and solid tumor malignancies.  On August 9, 2012, the FDA approved our new drug application, or NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In May 2012, we enrolled the first patient in a global Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL, which is known as the HALLMARQ study.  Marqibo is also being studied in a Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL being conducted by the German High-Grade Lymphoma Study Group for which we are providing support. There are additional Phase 1 and Phase 2 clinical trials underway in adults and pediatrics.

●
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, we entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  We agreed to provide supplies of MTL in connection with the Mayo Clinic study.

●
Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan. We have focused our capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, we have not recently allocated resources toward the development of Brakiva.

●
Alocrest™ (vinorelbine liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine. We have focused our capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, we have not recently allocated resources toward the development of Alocrest.

Basis of Presentation and Liquidity

The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the instructions to Form 10-K, as promulgated by the Securities and Exchange Commission (the “SEC”).

As of December 31, 2012, the Company had a stockholder's accumulated deficit of approximately $223.6 million, and for the fiscal year ended December 31, 2012, the Company experienced a net loss of $43.7 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company has drawn down $27.5 million of long-term debt under the secured loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  The Company currently has only a limited supply of cash available for operations. As of December 31, 2012, the Company had aggregate cash and cash equivalents and available-for-sale securities of $3.0 million.

On January 9, 2012, the Company entered into an Investment Agreement with certain investors pursuant to which the Company issued and sold to the investors an aggregate of 110,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”), stated value $100 per share, at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The 2012 Investment Agreement provides that, from the date of the 2012 Investment Agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of the Company’s Series A-3 Convertible Preferred Stock (the “Series A-3 Preferred”) at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche. On July 3, 2012, the Company and the investors entered into an amendment to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  The Company had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred” and, collectively with the Series A-2 Preferred and the Series A-3 Preferred, the “Series A Preferred”) for an aggregate purchase price of $40.0 million.

As described in Note 3 below, the Company and certain affiliates of Deerfield Management, LLC (collectively, “Deerfield”) had previously entered into the Facility Agreement on October 30, 2007, as amended on June 7, 2010, which is secured by all of the Company’s assets.  In connection with the entry into the Investment Agreement, on January 9, 2012, the Company and Deerfield entered into a Second Amendment to Facility Agreement.  Among other items, pursuant to the Second Amendment to Facility Agreement, the Company agreed to satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing shares of Series A-2 Preferred in lieu of cash. On January 9, 2012, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011.  On March 30, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  On June 29, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended June 30, 2012.  On September 28, 2012, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended September 30, 2012.

Even after receipt of the $29 million in aggregate gross proceeds from the sale of Series A Preferred pursuant to the 2012 Investment Agreement, the Company currently does not have enough capital resources to fund its planned activities beyond May 2013 and the accompanying financial statements reflect substantial doubt about the Company’s ability to continue as a going concern, which is also stated in the report from its auditors on the audit of the Company’s financial statements as of and for the year ended December 31, 2012.  The Company’s plan of operation for the year ending December 31, 2013 is to continue implementing its business strategy, including efforts to develop strategic partnerships, through licensing agreements, joint venture or merger and acquisition, to develop and commercialize Marqibo and its product candidates in the United States as well as Europe and other international regions if and when regulatory approvals to market in such regions are obtained. The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever.  The Company will be unable to continue development of Marqibo and its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.

Management can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to significantly curtail planned development to maintain operations before the end of May 2013.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities, investors’ rights to purchase shares of Series A Preferred (see Note 4 below), the computation of beneficial conversion feature and the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

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

Inventory

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory values are based upon standard costs, which approximate actual costs. The Company engages multiple contract manufacturing organizations (CMOs) and raw material suppliers to manufacture products for commercial sale and use in ongoing clinical trials. Inventory that is manufactured for consumption in ongoing clinical trials is expensed at the time of production and recorded as research and development expense. Inventory of products that have been approved by the FDA and made available for sale but subsequently repurposed for clinical trial use is expensed at the time the inventory is packaged for the clinical trial.

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

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  As of December 31, 2012, the Company’s investment in available for sale securities was classified as cash equivalents. Refer to Note 8 below.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, accounts payable, and warrant liabilities. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of the Company’s warrant liabilities is discussed in Notes 6 and 8.  The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred (see Note 4 below), which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense). The fair value of these financial instruments is discussed in Notes 4 and 8.

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

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred, which have the characteristics of both equity and liabilities. These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense).  The fair value of these financial instruments is discussed in Notes 4, 6 and 8.

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

Pursuant to a clinical trial research agreement with the German High-Grade Lymphoma Study Group, the Company agreed to provide support for a Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL conducted in Germany.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  These costs are based upon the achievement of certain milestones related to patient enrollment and data provision. These payments are accrued for upon the achievement of patient enrollment and data provision milestones or when the achievement of such milestones becomes probable.  Milestone payments are expensed in the period the milestone is reached.  The Company recorded $0.1 million in research and development expense in connection with the Phase 3 clinical trial for the twelve months ended December 31, 2012.

The Company also entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic is sponsoring and conducting a Phase 2 clinical trial of the Company’s MTL product candidate.  The Company’s primary obligation is limited to the provision of MTL for patients enrolled in the study.  The Company recorded less than $0.1 million in research and development expense in connection with the Phase 2 clinical trial for the twelve months ended December 31, 2012.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates (PRA), Inc., a global clinical research organization, to initiate its global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The November 2011 agreement was subsequently amended to reduce the scope of PRA’s services. The U.S. portion of the clinical trial is primarily being conducted by the Company, while PRA has conducted an international site feasibility study.  The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ.  The Company recorded $1.4 million in research and development expense in connection with the HALLMARQ trial for the twelve months ended December 31, 2012.

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

NOTE 3.  FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires, among other things, that the Company comply with all regulatory agency requirements and the requirements of the Company’s license agreements. The Company is also prohibited from disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon entering into the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, of which the entire amount was outstanding at December 31, 2012. There are no additional draws available under the Facility Agreement. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.5%.  As of December 31, 2012, the Company had accrued $0.7 million in interest payable, which was paid in January 2013. In connection with the Facility Agreement, the Company recorded interest expense of $3.8 million and $3.6 million for the twelve months ended December 31, 2012 and 2011, respectively.  Pursuant to a Security Agreement dated October 30, 2007, the Company’s obligations under the Facility Agreement are secured by all of its assets.

The fair value of the loan payable as of December 31, 2012 was $17.8 million. This fair value measurement is classified as Level 3 because such measurement is based upon unobservable inputs that reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the fair value of the liability.

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

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of December 31, 2012, the remaining debt discount is approximately $2.7 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the twelve months ended December 31, 2012 and 2011:

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2012
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(3,467)	—	—	800	(2,667)
Carrying value	$24,033				$24,833

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2011
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(4,160)	—	—	693	(3,467)
Carrying value	$23,340				$24,033

A summary of the debt issuance costs and changes during the periods ending December 31, 2012 and 2011 is as follows:

	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on December 31,
($ in thousands)
2012	$751	$(234)	$517

($ in thousands)
2011	$905	$(154)	$751

NOTE 4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

2012 Investment Agreement

On January 9, 2012, the Company and the Purchasers entered into the 2012 Investment Agreement.   Pursuant to the terms of the agreement, on January 9, 2012, the Company issued and sold to the Purchasers an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11 million.  The 2012 Investment Agreement also provides that, until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, Warburg Pincus may elect to purchase, and Deerfield may elect to participate in the purchase of, up to 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share for an aggregate purchase price of $60 million, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche (such minimum number of shares per tranche, the “Minimum Series A-3 Additional Investment”).  In the event of a liquidation, change of control, or sale of substantially all of the Company’s assets, that occurs prior to the issuance of the maximum number of shares of Series A-3 Preferred that are issuable under the agreement, the 2012 Investment Agreement provides that the Purchasers may elect to receive an amount equal to the excess of the fair market value of the unissued shares of Series A-3 Preferred over the aggregate purchase price of such shares, as if the Purchasers had purchased such shares of Series A-3 Preferred immediately prior to such liquidation, change of control, or sale of substantially all of the Company’s assets.  As of March 29, 2012, the total amount payable to the Purchasers upon liquidation of the company was approximately $86 million, and the total amount payable upon a change of control or sale of substantially all of the Company’s assets was approximately $136 million.

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

Amendment to 2012 Investment Agreement; Additional Investments.  On July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the 2012 Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred.  Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.

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

•
upon a liquidation of the Company, holders of the Series A-1 Preferred would be entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-1 Preferred and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation.  Similar rights would apply upon any change of control or sale of substantially all of the Company’s assets (although the liquidation preference would be calculated assuming the liquidation occurred on the fifth anniversary of the date of issuance).

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

•
the Series A-1 Preferred was redeemable at the holders’ election any time after December 7, 2010, at a redemption price equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred Stock, plus any unpaid dividends accrued thereon and (ii) market value of common stock shares the holder would receive if the Series A-1 Preferred Stock are converted into common stock immediately prior to the redemption; and

•
upon a liquidation of the Company, holders of the Series A-1 Preferred would have been entitled to receive a liquidation preference per share equal to the greater of (i) 250% of the then-accreted value of the Series A-1 Preferred and (ii) the amount which the holder would have received if the Series A-1 Preferred Stock had been converted into common stock immediately prior to the liquidation.  Similar rights would have applied upon any change of control or sale of substantially all of the Company’s assets (although the liquidation preference would have been calculated assuming the liquidation occurred on the seventh anniversary of the date of issuance).

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

•
Upon the occurrence and during the continuance of certain material breaches by the Company of its obligations under the 2012 Investment Agreement, the amended and restated certificate of designation filed with the Secretary of State of Delaware on January 9, 2012 (the “Series A-2 Certificate”), and related transaction agreements (referred to in the Series A-2 Certificate as “special triggering events”), the accretion rate and the dividend rate on the Series A-2 Preferred will increase by 3% per annum, compounded quarterly; and

•
Upon any liquidation of the Company, holders of the Series A-2 Preferred are entitled to receive a liquidation preference per share equal to the greater of (i) 100% of the then-accreted value of the Series A-2 Preferred and (ii) the amount that the holder would have received if the Series A-2 Preferred had been converted into Common Stock at the conversion price immediately prior to the liquidation.  Similar rights would apply upon any change of control or sale of substantially all of the Company’s assets (although the liquidation preference would be calculated assuming the liquidation occurred on the fifth anniversary of the date of issuance).

Series A-3 Preferred

Pursuant to the terms of the 2012 Investment Agreement, the Purchasers have the right, but not an obligation, to purchase up to 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, at any time until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates.  As noted above, on July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the 2012 Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million. The terms of the Series A-3 Preferred are substantially identical to the terms of the Series A-1 Preferred and the Series A-2 Preferred except that the initial conversion price applicable to the Series A-3 Preferred is $0.35 per share (compared to $0.736 for the Series A-1 Preferred and $0.30 for the Series A-2 Preferred).  The Series A-3 Preferred, with respect to both dividend rights and rights upon a liquidation, change of control, or sale of substantially all of the Company’s assets, ranks senior to all junior stock, including the Company’s common stock, and on parity with all parity stock, including the Series A-1 Preferred and Series A-2 Preferred.  In addition, in the event of a liquidation, change of control, or sale of substantially all of the Company’s assets that occurs prior to the issuance of the maximum number of shares of Series A-3 Preferred that are issuable under the 2012 Investment Agreement, the Purchasers will be entitled to receive an amount equal to the excess of the fair market value of the unissued shares of Series A-3 Preferred over the aggregate purchase price of such shares, as further described above.

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

At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred from June 7, 2010, when the shares were issued through the Second Closing.  The carrying value of the Series A-1 Preferred was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced stockholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred were convertible upon issuance.  As of December 31, 2012, the outstanding shares of Series A-1 Preferred, including total value accreted since the issuance date of such shares were convertible into approximately 68.8 million shares of common stock.

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

As of December 31, 2012, the outstanding shares of Series A-2 Preferred, including total value accreted since the issuance date of such shares, were convertible into approximately 49.6 million shares of common stock.

Series A-3 Preferred

On July 3, 2012, the Company issued and sold to the Purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a per share purchase price of $100 for an aggregate purchase price of $3.0 million. Additionally, On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.    Due to certain contingent redemption features of this instrument, the Company classified the 120,000 shares of Series A-3 Preferred sold on July 3, 2012, August 17, 2012, and November 14, 2012  in the mezzanine section (between equity and liabilities) on the accompanying balance sheet. The Company recorded the residual value of the Series A-3 Preferred as $11.9 million, net of transaction costs of $0.1 million. As of December 31, 2012, the outstanding shares of Series A-3 Preferred, including total value accreted since the issuance date of such shares, were convertible into approximately 35.4 million shares of common stock.

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

The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Series A-1 and Series A-2 Preferred Stock as of January 9, 2012 and December 31, 2011 and the changes in the valuation in the periods then ended.

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

The Company recognized $18.1 million in total losses related to the revaluation of the rights to purchase shares of Series A-3 Preferred during the twelve months ended December 31, 2012.  As noted above, during the twelve months ended December 31, 2012, the Company sold and issued an aggregate of 120,000 shares of Series A-3 Preferred pursuant to the exercise of investors’ rights granted on January 9, 2012, resulting in a reduction of the fair value of the associated liability by $14.1 million.  Changes in the market price of the common stock would result in a change in the value of the option and impact the statement of operations. For example, a 10% increase in the market price of the common stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

The following table summarizes the fair value of the Purchasers’ rights to purchase shares of Series A-3 Preferred as of December 31, 2012 and the changes in the valuation in the twelve month period then ended.

(In thousands)	Fair value Value at January 9(1)	Reduction of liability due to exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at December 31
2012
Investors’ right to purchase future shares of Series A-3 preferred stock	$10,307	$(14,103)	$18,072	$14,276

(1)  The initial valuation date of the option to purchase shares of Series A-3 Preferred is the date of the execution of the 2012 Investment Agreement with the Purchasers, or January 9, 2012.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase shares of Series A-3 Preferred during the period from January 9, 2012 to  December 31, 2012:

	Twelve Months Ended December 31, 2012
Rights to purchase shares of Series A-3 Preferred
Risk-free interest rate	0.04	-	0.17%
Expected life (in years)	0.20	-	0.58
Volatility	0.95	-	1.20
Dividend Yield	8.8	-	8.9%
Probability of FDA Approval(1)	33	-	75%

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

Beneficial Conversion Feature

Because the conversion price at which shares of Series A-1 and A-2 Preferred are convertible into shares of common stock was less than the fair value of common stock at the respective dates when preferred stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1, A-2, and A-3 Preferred, the BCF is immediately accreted to the preferred shares as a deemed preferred stock dividend.

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

•	Series A-3 Preferred: The Company recognized a BCF of $10.5 million related to the shares of Series A-3 Preferred issued on July 3, 2012, August 17, 2012, and November 14, 2012.

The aggregate BCF recognized in connection with the issuance of Series A-1, A-2, and A-3 Preferred were all accreted to the preferred shares as a deemed preferred stock dividend and is included in the total value of the Series A Preferred of $47.9 million as of December 31, 2012.

Accretion on Preferred Stock

For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing under the 2010 Investment Agreement), the 400,000 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value of the Series A-1 Preferred from the transaction date through December 31, 2012 was $10.7 million, including $4.3 million for the twelve months ended December 31, 2012, respectively.  The total accretable value of the Series A-1 Preferred for the twelve months ended December 31, 2011 was $3.9 million.  The shares of Series A-2 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value of the Series A-2 Preferred for twelve months ended December 31, 2012 was $1.1 million. The shares of Series A-3 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value of the Series A-3 Preferred for the twelve months ended December 31, 2012 was $0.4 million.

The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to holders of preferred stock and the loss attributable to holders of common stock is increased by the value of the accretion for the period.  In total, accretion on preferred stock accounts for $5.8 million and $3.9 million in deemed dividends to holders of preferred stock for the twelve months ended December 31, 2012 and 2011, respectively.

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

Stock Incentive Plans. As of December 31, 2012, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under the current plans vest over a four-year period, subject to continued employment, and expire ten years from the date of grant. Additionally, the Company maintains the 2006 Employee Stock Purchase Plan (the “2006 Plan”), pursuant to which eligible employees may purchase shares of the Company’s newly-issued common stock.

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including the Company’s subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. As of December 31, 2012, the total number of shares of common stock available for grants of awards to participants under the 2010 Plan was 1.2 million shares.  On February 17, 2012, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the number of shares of the Company’s common stock issuable thereunder from 8.5 million to 10 million.  On January 21, 2013, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the number of shares of the Company’s common stock issuable thereunder from 10 million to 12.5 million.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at December 31, 2012 and December 31, 2011 and changes in outstanding options in the twelve months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2011	6,749	$1.32

Options granted	302	$.78
Options exercised	(72)	.69
Options cancelled	(948)	1.92
Outstanding December 31, 2011	6,031	$1.20	8.3	$2

Options granted	3,859	$.88
Options exercised	(161)	.61
Options cancelled	(649)	2.14
Outstanding December 31, 2012	9,080	$1.01	8.1	$3
Exercisable at December 31, 2012	4,161	$1.34	7.4	$3

			Options Outstanding			Options Exercisable
Exercise Price			Number of Shares Subject to Options Outstanding (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding (years)	Number of Options Exercisable (in 000’s)	Weighted Average Exercise Price
$0.28	-	$0.77	5,286	$0.55	8.0	2,921	$0.57
$0.78	-	$4.48	3,564	1.16	8.7	1,010	1.79
$4.49	-	$9.20	198	6.72	3.6	198	6.72
$9.21	-	$28.20	32	23.84	3.5	32	23.84

$0.28	-	$28.20	9,080	$1.01	8.1	4,161	$1.34

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2012 and 2011 was $0.70 and $0.63, respectively.  During the years ended December 31, 2012 and 2011, the Company recorded share-based compensation cost from all equity awards to employees of $1.4 million and $1.0 million, respectively.

The total intrinsic value of options exercised during the twelve months ended December 31, 2012 and 2011 was $0.1 million.

As of December 31, 2012, we estimate that there is $2.6 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 2.75 years.

Employee Stock Purchase Plan. The 2006 Plan allows employees to contribute a percentage of their gross salary toward the semi-annual purchase of shares of common stock. The price of each share will not be less than the lower of 85% of the fair market value of common stock on the last trading day prior to the commencement of the offering period or 85% of the fair market value of common stock on the last trading day of the purchase period. A total of 187,500 shares of common stock were initially reserved for issuance under the 2006 Plan.  On July 15, 2011, the Company’s Board of Directors approved an additional 150,000 shares of common stock available for issuance under the 2006 Plan. On July 12, 2012, the Board of Directors approved an amendment to the 2006 Plan increasing the number of shares of the Company’s common stock available for purchase thereunder by 400,000.  The Company also issued 10,751 shares of common stock on January 10, 2012 and 36,703 shares of common stock on July 5, 2012 pursuant to the 2006 Plan. The Company also issued 9,766 shares on January 8, 2013. As of the date of this Report, 500,474 shares of common stock are remaining under the 2006 Plan.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the twelve months ended December 31, 2012 and 2011, respectively:

	December 31,
	2012			2011
Stock options
Risk-free interest rate	0.63	–	1.43%	1.55	–	2.24%
Expected life (in years)	5.50	–	6.50	5.50	–	6.02
Volatility	1.00	–	1.16	1.07	–	1.09
Dividend Yield			0%		0%
Employee stock purchase plan
Risk-free interest rate	0.06	–	0.61%	0.19	–	1.14%
Expected life (in years)	0.50	–	2.0	0.50	–	2.0
Volatility	1.07	–	1.89	0.98	–	2.07
Dividend Yield		0%			0%

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

Common Stock Warrants.  As of December 31, 2012, the Company had outstanding warrants to purchase an aggregate of approximately 2.0 million shares of its common stock, all of which were available for exercise.

At December 31, 2012, there are outstanding “Series A” warrants to purchase an aggregate of 0.6 million shares of common stock and “Series B” warrants to purchase an aggregate of 1.1 million shares of common stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred on June 7, 2010. A total of 0.2 million warrants are outstanding in connection with the transactions contemplated by the 2010 and 2012 Investment Agreements.

In May 2012, an investor exercised Series A warrants to purchase 15,000 shares of common stock.  The Company received total cash proceeds of $600 from the exercise.

The following table summarizes the warrants outstanding as of December 31, 2012 and 2011 and the changes in outstanding warrants in the twelve month periods then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2011	2,037	$2.99
Warrants granted	183	0.41
Warrants cancelled	--	--
Warrants exercised	(253)	1.20
Warrants outstanding December 31, 2011	1,967	$0.76
Warrants granted	--	--
Warrants cancelled	--	--
Warrants exercised	(15)	0.04
Warrants outstanding December 31, 2012	1,952	$0.76

NOTE 6.  WARRANT LIABILITIES

The Company had outstanding warrants to purchase 1.7 million shares of common stock that were classified as liabilities and 0.2 million classified as equity on the balance sheet as of December 31, 2012.  The fair value of the warrants classified as liabilities was $0.6 million and $0.5 million on December 31, 2012 and December 31, 2011, respectively.

During the twelve months ended December 31, 2012, the Company recorded $0.1 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of less than $0.1 million for the reduction of liabilities related to the redemption of the Series A warrants. In May 2012, the Company issued 15,000 shares of common stock pursuant to the exercise of the Series A warrants.

During the twelve months ended December 31, 2011, the Company recorded less than $0.1 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of approximately $0.3 million for the reduction of liabilities related to the redemption of the Series B warrants.

The following table summarizes the fair value of warrants classified as liabilities and outstanding as of December 31, 2012 and 2011 and the changes in the valuation in the twelve month periods then ended:

($ in thousands)	Fair value Value at January 1,	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities	Fair Value at December 31,
2012
Warrants classified as liabilities	$502	$(12)	$73	$563

2011
Warrants classified as liabilities	$713	$(252)	$41	$502

All warrants that were classified as liabilities as of December 31, 2012 and December 31, 2011 were issued to various investors pursuant to the October 2009 private placement.  The warrants issued were Series A and Series B Warrants.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if we were unable to maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to warrants outstanding during the twelve months ended December 31, 2012 and 2011, respectively:

	Twelve Months Ended December 31,
	2012			2011
Warrant liabilities
Risk-free interest rate	0.36	–	1.04%	0.83	–	2.24%
Expected life (in years)	3.77	–	4.52	4.77	–	5.50
Volatility	1.06	–	1.19	0.98	–	1.04
Dividend Yield		0%			0%

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

Basic and diluted net loss per share was determined as follows:

	Twelve Months Ended December 31,
(in thousands, except per share amounts)	2012	2011
Net loss	$(43,700)	$(18,822)
Deemed dividends attributable to preferred stock in connection with accretion	(5,847)	(3,948)
Deemed dividends attributable to preferred stock in connection with embedded beneficial conversion features	(15,237)	--

Net loss applicable to common stock	(64,784)	(22,770)

Weighted average shares used in computing net loss per share, basic and diluted	21,925	21,557

Net loss per share, basic and diluted	$(2.95)	$(1.06)

The securities in the table below were excluded from the computation of diluted net loss per common share for the twelve months ended December 31, 2012 and 2011 because such securities were anti-dilutive during the periods presented:

(in thousands)	2012	2011
Warrants	1,952	1,967
Stock options and Employee Stock Purchase Plans	10,803	6,178
Convertible redeemable preferred stock	153,782	62,987

Total	166,537	71,132

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

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets comprise of money market funds that primarily consist of bank instruments, commercial paper and notes, variable rate demand instruments, and repurchase agreements with effective maturities of three months or less.  All of our Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities (e.g. banks or brokers). In some instances, these third party entities engage external pricing services to estimate the fair value of these securities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis for the years ended December 31, 2012 and December 31, 2011:

December 31, 2012
(in $ thousands)	Level 1	Level 2(1)	Level 3(2)	Total
Assets
Available-for-sale securities	$—	$1,003	$—	$1,003
Total	$—	$1,003	$—	$1,003
Liabilities
Warrant liabilities	—	—	$563	$563
Right to purchase shares of Series A-3 Preferred	—	—	14,276	14,276
Total	$—	$—	$14,839	$14,839

December 31, 2011
(in $ thousands)	Level 1	Level 2	Level 3(2)	Total
Assets
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Warrant liabilities	—	—	$502	$502
Right to purchase future shares of Series A-1 and A-2 Preferred	—	—	1,772	1,772
Total	$—	$—	$2,274	$2,274

(1)  The Company’s Level 2 assets were classified as cash and cash equivalents as of December 31, 2012.

(2)  See Notes 4 and 6 of these Notes to the Financial Statements for a roll forward of the Company’s Level 3 liabilities for the twelve months ended December31, 2012 and 2011.

NOTE 9.  INVENTORY

Prior to receiving FDA approval of Marqibo, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense, since the Company could not reasonably estimate the probability that it would obtain a future benefit from these costs.

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory values are based upon standard costs, which approximate actual costs. The following table presents the composition of inventory as of December 31, 2012:

(in $ thousands)	December 31, 2012
Raw materials	$24
Work In Process	259
Inventory	$283

NOTE 10.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consist of the following at December 31:

(in $ thousands)	2012	2011
Direct financing costs	$—	$462
Prepaid expenses	238	140
Security deposit	—	31
Accounts receivable	—	2
Total	$238	$635

As of December 31, 2011, the Company incurred direct financing costs associated with the transactions contemplated by the 2012 Investment Agreement. Accumulated direct financing costs were deferred and reclassified as a reduction to the carrying value of preferred stock upon the sale and issuance of the Series A-2 Preferred on January 9, 2012.

NOTE 11.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

(in $ thousands)	2012	2011
Property and equipment:
Furniture & fixtures	$71	$71
Computer hardware	280	277
Computer software	221	220
Manufacturing equipment	174	164
Tenant improvements	—	163
	746	895
Less accumulated depreciation	(703)	(823)
Property and equipment, net	$43	$72

For the years ended December 31, 2012 and 2011, depreciation expense was approximately $0.1 million.

NOTE 12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

(in $ thousands)	2012	2011
Trade accounts payable	$786	$1,633
Clinical research and other development related costs	783	1,173
Marketing, commercial, and distribution costs	154	—
Accrued personnel related expenses	1,077	800
Interest payable	683	683
Accrued trade payables	66	268
Total	$3,549	$4,557

NOTE 13. INCOME TAXES

There was no current or deferred income tax expense (other than state minimum tax) for the years ended December 31, 2012 and 2011 because of the Company’s operating losses.

The components of deferred tax assets (there were no deferred tax liabilities) as of December 31, 2012 and 2011 are as follows:

Deferred tax assets consist of the following:
	December 31,
(in $ thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$23,157	$13,711
Research and development credit	5,438	4,573
Capitalized research costs	23,932	24,634
Stock-based compensation	1,563	1,357
Accruals and reserves	442	80
Total deferred tax asset	54,532	44,355
Less valuation allowance	(54,532)	(44,355)
Net deferred tax asset	$—	$—

A reconciliation between our effective tax rate and the U.S. statutory tax rate follows:

	For the Years Ended,
	December 31, 2012	December 31, 2011
Footnote Disclosure:
Tax Benefit at Federal Statutory Rate	34.0%	34.0%
State Taxes, Net of Federal Benefit	5.8%	5.8%
Permanent Book/Tax Differences	(1.0)%	(4.3)%
Gain/loss on Call Options	(17.4)%	7.1%
Tax Credits	2.0%	11.0%
Change in Valuation Allowance	(23.4)%	(53.6)%
Provision (Benefit) for Taxes	0.0%	0.0%

As of December 31, 2012, the Company had potentially utilizable federal and state net operating loss tax carryforwards of approximately $57.2 million and $57.1 million, respectively.  The net operating loss carryforwards expire in various amounts for federal tax purposes from 2022 through 2031 and for state tax purposes from 2018 through 2031.   As of December 31, 2012, the Company also had research and development credit carryforwards of approximately $0.3 and $2.8 million for federal and state tax reporting purposes and orphan drug credit carryforwards of approximately $4.6 million for federal purposes. The research and development credit carryforward will start to expire in 2027 for federal purposes and carryforward indefinitely for state purposes. The orphan drug credit carryforward will start to expire in 2028 for federal purposes.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a Section 382 analysis through December 31, 2010 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, the Company has undergone three ownership changes as defined in Section 382 of the Internal Revenue Code. The first ownership change occurred on July 21, 2004, the second ownership change occurred on July 31, 2007, and the third ownership change occurred on June 7, 2010.  No additional ownership changes occurred through December 31, 2012. Net operating loss carryovers presented have accounted for any limited and potential lost attributes due to the ownership changes and expiration dates.

Management maintains a valuation allowance for its deductible temporary differences (i.e. deferred tax assets) when it concludes that it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Management’s assessment in the near term is subject to change if estimates of future taxable income during the carryforward period are reduced. The Company’s valuation allowance increased by $10.2 million and $9.3 million in the years ended December 31, 2012 and 2011, respectively.

The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013.  The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013.  The effect of the change in the tax law related to fiscal 2012 is estimated to be $0.2 million, which will be recognized as a benefit to income tax expense in the first quarter of fiscal 2013, the quarter in which the law was enacted.

The Company has adopted the provisions of FIN 48 as of January 1, 2007, which is now codified as part of ASC 740. The total amount of unrecognized tax benefits as of December 31, 2012 was $1.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in $ thousands)	2012	2011
Balance as of January 1	$1,319	$782
Additions for current year tax positions	237	538
Reductions for current year tax positions	-	-
Additions for prior year tax positions	-	-
Reductions for prior year tax positions	(5)	(1)
Settlements	-	-
Reductions related to 382 limitations	-	-
Balance as of December 31	$1,551	$1,319

None of the unrecognized tax benefits as of December 31, 2012 would affect the Company’s effective tax rate if recognized. As the Company would currently need to increase their valuation allowance for any additional amounts benefited, the effective rate would not be impacted until the valuation allowance was removed.

Penalties and interest expense related to income taxes are included as a component of other expense and interest expense, respectively, if they are incurred.  For the years ended December 31, 2012 and 2011, no penalties or interest expense related to income tax positions were recognized. The Company does not anticipate that any of the unrecognized tax benefits will increase or decrease significantly in the next twelve months.

The Company is subject to federal and California state income tax. As of December 31, 2012, the Company’s federal returns for the years ended 2002 through the current period and state returns for the years ended 2004 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of utilization. There are no tax years under examination by any jurisdiction at this time.

NOTE 14. LICENSE AGREEMENTS

Tekmira License Agreement.  Pursuant to an Amended and Restated License Agreement dated April 30, 2007, as amended effective May 27, 2009 (the “License Agreement”), between the Company and Tekmira Pharmaceuticals Corporation (“Tekmira”), the Company holds exclusive, worldwide rights to develop and commercialize three oncology drugs and drug candidates, Marqibo, Brakiva, and Alocrest.  On September 20, 2010, the Company and Tekmira entered into Amendment No. 2 to the License Agreement (the “Amendment”), which amends the License Agreement as follows:

•
The Company’s maximum aggregate obligation for milestone payments to Tekmira for all three products and product candidates was decreased from $37.0 million to $19.0 million.  All of the affected milestone payment obligations relate to amounts triggered by the achievement of regulatory milestones for Marqibo.

•
The Amendment modified the royalty rates payable by the Company for net sales of Marqibo by eliminating a tiered royalty rate structure based upon the amount of net sales and instead provides for a single digit royalty rate without regard to the amount of net sales.

•	In consideration of the foregoing, the Company agreed to make a one-time payment to Tekmira of $5.75 million.

In connection with the FDA’s approval of the Company’s NDA for Marqibo on August 9, 2012, the Company incurred and paid Tekmira a milestone obligation totaling $1.0 million. This amount was recognized as research and development expense for the twelve months ended December 31, 2012.

Assignment of Agreement with Elan Pharmaceuticals, Inc. Pursuant to an Amended and Restated License Agreement dated April 3, 2003, between Tekmira (including two of its wholly-owned subsidiaries) and Elan Pharmaceuticals, Inc., Tekmira held a paid up, exclusive, worldwide license to certain patents, know-how and other intellectual property relating to vincristine sulfate liposomes. In connection with the Company’s transaction with Tekmira, Tekmira assigned to the Company all of its rights under the Elan license agreement pursuant to an Assignment and Novation Agreement dated May 6, 2006 among the Company, Tekmira and Elan.

Pursuant to a merger between Elan Drug Technologies, a subsidiary of Elan Pharmaceuticals, Inc., and Alkermes, Inc. in September 2011, Alkermes, Inc. assumed the rights, title, and interest arising under certain clauses under the Termination Agreement entered into by and between Elan Pharmaceuticals Inc. and Tekmira. As such, in connection with the FDA’s approval of the Company’s NDA for Marqibo on August 9, 2012, the Company incurred and paid Alkermes, Inc. a milestone obligation totaling $2.5 million. This amount was recognized as research and development expense for the twelve months ended December 31, 2012.

Menadione Topical Lotion License Agreement. In October 2006, the Company entered into a license agreement with the Albert Einstein College of Medicine of Yeshiva University (AECOM), a division of Yeshiva University. Pursuant to the agreement, the Company acquired an exclusive, worldwide, royalty-bearing license to certain patent applications, and other intellectual property relating to topical menadione. The Company was originally required to make payments to AECOM in the aggregate amount of $2.8 million upon the achievement of various clinical and regulatory milestones, as described in the agreement, which amount was increased to $2.9 million pursuant to a February 6, 2013 amendment to the license agreement. The Company also agreed to pay annual maintenance fees, and to make royalty payments to AECOM on net sales of any products covered by a claim in any licensed patent. The Company may also grant sublicenses to the licensed patents and the proceeds resulting from such sublicenses will be shared with AECOM.

NOTE 15. RELATED PARTY TRANSACTIONS

Pursuant to the 2010 and 2012 Investment Agreements, the Warburg Pincus Purchasers may seek reimbursement from the Company for reasonable fees and disbursements incurred in connection with transactions contemplated by such agreements, including fees and disbursements of legal counsel, accountants, advisors and consultants, and miscellaneous other fees and expenses incurred by Warburg Pincus. For the year ended December 31, 2012, the Company reimbursed approximately $0.5 million in professional and legal fees incurred by and on behalf of Warburg Pincus.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Lease Agreement. On June 22, 2012, the Company entered into a 24-month lease for 17,555 square feet of office space at 400 Oyster Point Boulevard in South San Francisco, California, which commenced on July 1, 2012.  The total cash payments due over the remaining lease period, as of December 31, 2012, are $0.6 million.

Approximate expenses associated with operating leases were as follows:

	Years Ended December 31,
(in $ thousands)	2012	2011
Rent expense	$306	$255

Clinical Trial Agreements. In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL conducted in Germany.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of December 31, 2012, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $11.6 million and $13.4 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company is under no obligation to make a payment before the later of January 1, 2013 or the enrollment of the 150th patient. No amounts have been accrued as of December 31, 2012 in connection with this arrangement.

In July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.  Per the terms of the clinical trial agreement, the Company’s obligations are limited to the provision of Marqibo during the study.  No amounts have been accrued as of December 31, 2012 in connection with this arrangement.

In August 2011, the Company entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic will sponsor and conduct a Phase 2 clinical trial.  The study is designed to enroll approximately 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  The Company’s primary obligation is limited to the provision of MTL for patients enrolled in the study. In January 2012, the first patient was enrolled in the study. As of December 31, 2012, the Company had accrued less than $0.1 million for drug manufacture and related expenditures.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates (PRA), Inc., a global clinical research organization, to initiate its global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The November 2011 agreement was subsequently amended to reduce the scope of PRA’s services. The U.S. portion of the clinical trial is primarily being conducted by the Company, while PRA has conducted an international site feasibility study.  The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. In May 2012, the first patient was enrolled and dosed in the study. Direct costs associated with the HALLMARQ study are estimated to be approximately $30-$35 million over a period of five years.  As of December 31, 2012, the Company had accrued approximately $0.6 million for expenditures related to the HALLMARQ study.

In March 2012, the Company entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center (“MDACC”), whereby the Company agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma.  In support of the performance of this study, the Company agreed to pay MDACC approximately $0.2 million for the clinical study of approximately sixty-five (65) patients. No amounts have been accrued as of December 31, 2012 in connection with this arrangement.

NOTE 17.  401(K) SAVINGS PLAN

During 2004, the Company adopted a 401(k) Plan (the “401(k) Plan”) for the benefit of its employees. The Company elects to match contributions to the 401(k) Plan equal to 100% of the first 5% of wages deferred by each participating employee. During both 2012 and 2011, the Company incurred total charges of approximately $0.2 million for employer matching contributions.

NOTE 18.  SUBSEQUENT EVENTS

Sale of Series A-3 Preferred

On January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the Purchasers an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million. As noted in Note 4 above, the 2012 Investment Agreement provides that, from the date of such agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the Purchasers have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share. As of the date of this Report, after giving effect to the issuance and sale of the 60,000 shares of Series A-3 Preferred discussed above, the Purchasers hold rights to purchase an additional 420,000 shares of Series A-3 Preferred at a purchase price of $100 per share.

Amendment to 2010 Equity Incentive Plan

On January 21, 2013, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the total number of shares of the Company’s common stock issuable thereunder from 10 million to 12.5 million.  On January 25, 2013, the Company granted to its employees and non-employee directors stock options to purchase an aggregate of 2.6 million shares of common stock under the 2010 Plan.

Departure of Director

On March 28, 2013, Cecilia Gonzalo submitted her resignation from the Board, effective as of March 29, 2013. Pursuant to the terms of the Investment Agreement dated June 7, 2010, entered into by and between Warburg Pincus and the Company, Warburg Pincus has the right to designate five of nine members of the Board. Following the departure of Ms. Gonzalo, Warburg Pincus has the right to designate two additional persons for appointment to the Board.

 INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.41	Letter Agreement between the Registrant and Nandan Oza, dated July 26, 2010. *

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Talon Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2012 and 2011, (iii) Statements of Cash Flows for years ended December 31, 2012 and 2011, and (v) Notes to Financial Statements. ^

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