Form 10-Q
period 2013-03-31
Talon Therapeutics, Inc.
filed 2013-05-15
CIK 1140028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________.

Commission file number 001-32626

Talon Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0064979 (I.R.S. Employer Identification No.)

400 Oyster Point Boulevard, Suite 200 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

As of May 14, 2013, there were issued and outstanding 22,011,657 shares of the registrant's common stock, $.001 par value.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Discussions containing these forward-looking statements may be found throughout this report, including Part I, the section entitled “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Item 1A of Part II of this Quarterly Report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013 (the “2012 Form 10-K”), that could cause our actual results to differ materially from those in the forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this report or documents incorporated by reference herein that include forward-looking statements. The risks discussed in the 2012 Form 10-K and in this report should be considered in evaluating our prospects and future financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TALON THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$4,114	$2,973
Inventory (Note 9)	383	283
Prepaid expenses and other current assets (Note 10)	249	238
Total current assets	4,746	3,494

Property and equipment, net (Note 11)	37	43
Restricted cash	34	34
Debt issuance costs, net (Note 3)	471	518
Total assets	$5,288	$4,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 12)	$3,845	$3,549
Investors’ rights to purchase shares of Series A-3 Preferred Stock (Note 4)	21,775	14,276
Other short term liabilities	2	3

Total current liabilities	25,622	17,828
Notes payable, net of discount (Note 3)	25,063	24,833
Warrant liabilities, non-current (Note 6)	705	563
Total long term liabilities	25,768	25,396
Total liabilities	51,390	43,224
Redeemable convertible preferred stock; $0.001 par value:
10 million shares authorized, 0.73 million and 0.67 million shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively; aggregate liquidation value of $85.8 million and $77.9 million at March 31, 2013 and December 31, 2012, respectively (Note 4)	53,896	47,914

Stockholders' deficit:
Common stock; $0.001 par value:
600 million shares authorized, 22.0 million shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	141,090	136,563
Accumulated deficit	(241,110)	(223,634)
Total stockholders' deficit	(99,998)	(87,049)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,288	$4,089

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Operating expenses:
General and administrative	$1,945	$1,685
Research and development	2,809	2,742
Total operating expenses	4,754	4,427

Loss from operations	(4,754)	(4,427)

Other expense:
Interest expense, net	(944)	(938)
Change in fair value of warrant liabilities (Note 6)	(142)	(455)
Change in fair value of investors’ right to purchase future shares of Series A-1 and A-2 preferred stock (Note 4)	—	(1,007)
Change in fair value of investors’ right to purchase future shares of Series A-3 preferred stock (Note 4)	(11,636)	(23,664)
Total other expense	(12,722)	(26,064)

Net loss	$(17,476)	$(30,491)
Deemed dividends attributable to preferred stock in connection with accretion (Notes 4 and 7)	(1,847)	(1,262)
Deemed dividends attributable to preferred stock in connection with embedded conversion features (Notes 4 and 7)	(3,263)	(4,352)

Net loss applicable to common stock	(22,586)	(36,105)

Net loss per share applicable to common stock, basic and diluted	$(1.03)	$(1.66)

Weighted average shares used in computing net loss per share, basic and diluted	22,011	21,788

Comprehensive loss	$(17,476)	$(30,491)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

Period from January 1, 2013 to March 31, 2013

	Redeemable Convertible Preferred Stock		Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	deficit	deficit
Balance at January 1, 2013	670	$47,914	22,002	$22	$136,563	$(223,634)	$(87,049)
Share-based compensation of employees amortized over vesting period	—	—	—	—	387	—	387
Issuance of shares under employee stock purchase plan	—	—	10	—	3	—	3
Issuance of Series A-3 redeemable, convertible preferred stock on January 11, 2013, net of issuance costs of $17	60	5,982	—	—	—	—	—
Deemed dividend attributable to beneficial conversion feature on Series A-3 redeemable, convertible preferred stock	—	(3,263)	—	—	3,263	—	—
Beneficial conversion feature on Series A-3 redeemable, convertible preferred stock	—	3,263	—	—	(3,263)	—	—
Extinguishment of investor rights to purchase shares of Series A-3 redeemable, convertible preferred stock upon exercise	—	—	—	—	4,137	—	4,137
Net loss	—	—	—	—	—	(17,476)	(17,476)

Balance at March 31, 2013	730	$53,896	22,012	$22	$141,090	$(241,110)	$(99,998)

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(17,476)	$(30,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	13
Share-based compensation to employees for services	387	333
Amortization of discount and debt issuance costs	276	262
Change in fair value of warrant liability	142	455
Change in fair value of investors’ right to purchase future shares of Series A Preferred	11,636	24,671
Settlement of interest payments under Facility Agreement with Series A-2 Preferred	—	1,358
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(111)	461
Decrease in accounts payable and accrued liabilities	296	(1,480)
Net cash used in operating activities	(4,844)	(4,418)

Cash flows from investing activities:
Net cash provided by/(used in) investing activities	—	—

Cash flows from financing activities:
Cash proceeds from private placement of Series A-2 Preferred for $11 million less issuance costs of $812	—	10,188
Cash proceeds from private placement of Series A-3 Preferred for $6 million less issuance costs of $17	5,982	—
Proceeds from exercise of options and employee purchase of shares under employee stock purchase plan	3	52
Payment on capital leases	—	(1)
Net cash provided by financing activities	5,985	10,239

Net increase in cash and cash equivalents	1,141	5,821
Cash and cash equivalents, beginning of period	2,973	1,029
Cash and cash equivalents, end of period	$4,114	$6,850

Supplemental disclosures of cash flow data:
Cash paid for interest	$668	$1
Supplemental disclosures of noncash financing activities:
Elimination of investors’ rights to purchase additional shares of Series A-1 and Series A-2 Preferred Stock	$—	$(2,779)
Grant of investors’ rights to purchase shares of Series A-3 Preferred Stock	$—	$10,307
Extinguishment of investor rights to purchase shares of Series A-3 redeemable, convertible preferred stock upon exercise	$4,137	$—

See accompanying notes to unaudited condensed financial statements.

TALON THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY

Business

Talon Therapeutics, Inc. (“Talon”, “we”, “our”, “us” or the “Company”) is a biopharmaceutical company based in South San Francisco, California, which seeks to acquire, develop, and commercialize innovative products to strengthen the foundation of cancer care. The Company is committed to creating value by accelerating the development of its products and product candidates, including entering into strategic partnership agreements and expanding its product candidate pipeline by being an alliance partner of choice to universities, research centers and other companies.  The Company has exclusive rights to develop and commercialize the following products and product candidates:

●
Marqibo® (vincristine sulfate liposome injection) is a novel, sphingomyelin/cholesterol liposome encapsulated formulation of vincristine, a microtubule inhibitor that is FDA-approved for acute lymphoblastic leukemia (ALL) and currently being developed for non-Hodgkin’s lymphoma (NHL). Vincristine is widely used in combination regimens for treatment of adult and pediatric hematologic and solid tumor malignancies.  On August 9, 2012, the FDA approved the Company’s new drug application, or NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In May 2012, the Company enrolled the first patient in a global Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL, which is known as the HALLMARQ study.  Marqibo is also being studied in a Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL being conducted by the German High-Grade Lymphoma Study Group for which the Company is providing support. There are additional Phase 1 and Phase 2 clinical trials underway in adults and pediatrics.

●
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, the Company entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  The Company agreed to provide supplies of MTL in connection with the Mayo Clinic study.  In April 2013, the Mayo Clinic closed enrollment in the clinical trial after enrolling 27 subjects.  The Mayo Clinic will perform analysis from data collected on the subjects enrolled during the trial.

●
Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan. The Company has focused its capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, the Company has not recently allocated resources toward the development of Brakiva.

●
Alocrest™ (vinorelbine liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug vinorelbine. The Company has focused its capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, the Company has not recently allocated resources toward the development of Alocrest.

Basis of Presentation and Liquidity

As of March 31, 2013, the Company had a stockholders’ accumulated deficit of approximately $241.1 million, and for the three months ended March 31, 2013, the Company experienced a net loss of $17.5 million. The Company has financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  The Company has drawn down $27.5 million of long-term debt under the secured loan facility agreement with Deerfield Management, with the entire balance due in June 2015.  The Company currently has only a limited supply of cash available for operations. As of March 31, 2013, the Company had aggregate cash and cash equivalents of $4.1 million.

On January 9, 2012, the Company entered into an Investment Agreement with certain investors pursuant to which the Company issued and sold to the investors an aggregate of 110,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”), stated value $100 per share, at a per share purchase price of $100 for an aggregate purchase price of $11.0 million.  The 2012 Investment Agreement provides that, from the date of the 2012 Investment Agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the investors have the right, but not the obligation, to purchase up to an additional 600,000 shares of the Company’s Series A-3 Convertible Preferred Stock (the “Series A-3 Preferred”) at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche. On July 3, 2012, the Company and the investors entered into an amendment to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, the Company issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  The Company had previously entered into an Investment Agreement dated June 7, 2010, pursuant to which the same investors purchased 400,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred” and, collectively with the Series A-2 Preferred and the Series A-3 Preferred, the “Series A Preferred”) for an aggregate purchase price of $40.0 million.

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

Even after receipt of the $29 million in aggregate gross proceeds from the sale of Series A Preferred pursuant to the 2012 Investment Agreement, the Company currently does not have enough capital resources to fund its planned activities beyond June 2013.  Accordingly, the accompanying financial statements reflect substantial doubt about the Company’s ability to continue as a going concern, which is also stated in the report from its auditors on the audit of the Company’s financial statements as of and for the year ended December 31, 2012.  The Company’s plan of operation for the year ending December 31, 2013 is to continue implementing its business strategy, including efforts to develop strategic partnerships, through licensing agreements, joint venture or merger and acquisition, to develop and commercialize Marqibo and its product candidates in the United States as well as Europe and other international regions if and when regulatory approvals to market in such regions are obtained. The Company does not generate any recurring revenue and will require substantial additional capital before it will generate cash flow from its operating activities, if ever.  The Company will be unable to continue development of Marqibo and its product candidates unless it is able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.

Management can give no assurances that additional capital that the Company is able to obtain, if any, will be sufficient to meet the Company’s needs. Moreover, there can be no assurance that such capital will be available to the Company on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if the Company is unable to raise additional capital, it will have to significantly curtail planned development to maintain operations before the end of June 2013.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. The Company engages multiple contract manufacturing organizations and raw material suppliers to manufacture products for commercial sale and use in ongoing clinical trials. Inventory that is manufactured for consumption in ongoing clinical trials is expensed at the time of production and recorded as research and development expense. Inventory of products that have been approved by the FDA and made available for sale but subsequently repurposed for clinical trial use is expensed at the time the inventory is packaged for the clinical trial.

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

Investments in Debt and Marketable Equity Securities

The Company determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  As of March 31, 2013, the Company had no investment in available for sale securities. Refer to Note 8 below.

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

Pursuant to a clinical trial research agreement with the German High-Grade Lymphoma Study Group, the Company agreed to provide support for a Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL conducted in Germany.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  These costs are based upon the achievement of certain milestones related to patient enrollment and data provision. These payments are accrued for upon the achievement of patient enrollment and data provision milestones or when the achievement of such milestones becomes probable.  Milestone payments are expensed in the period the milestone is reached. Per the terms of the agreement, the Company recorded $0.6 million in research and development expense in connection with the enrollment of the 150th patient, which occurred in March 2013, for the three months ended March 31, 2013. The Company is required to make ongoing payments to the German High-Grade Lymphoma Study Group based on the enrollment of patients during the trial. These payments constitute a substantial portion of the total study costs and are estimated to be €6.6 million (or $8.5 million) over the course of the trial. Additionally, the Company is obligated to make a one-time milestone payment of €0.1 million (or $0.2 million) upon the delivery of the 2013 Annual Safety Report, which the Company expects to receive in December 2013.

The Company also entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic is sponsoring and conducting a Phase 2 clinical trial of the Company’s MTL product candidate.  The Company’s primary obligation is limited to the provision of MTL for patients enrolled in the study.  The Company recorded less than $0.1 million in research and development expense in connection with the Phase 2 clinical trial for the three months ended March 31, 2013.  In April 2013, the Mayo Clinic closed enrollment in the clinical trial after enrolling 27 subjects.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates (PRA), Inc., a global clinical research organization, to initiate its global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The November 2011 agreement was subsequently amended to reduce the scope of PRA’s services. The U.S. portion of the clinical trial is primarily being conducted by the Company, while PRA has conducted an international site feasibility study.  The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ.  The Company recorded $0.4 million in research and development expense in connection with the HALLMARQ trial for the three months ended March 31, 2013.

In March 2012, the Company entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center, whereby the Company agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma. The Company is required to make payments contingent upon the achievement of certain patient enrollment milestones. No patients have been enrolled as of March 31, 2013.

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

NOTE 3. FACILITY AGREEMENT

On October 30, 2007, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain affiliates of Deerfield Management (collectively, “Deerfield”), pursuant to which Deerfield agreed to loan to the Company up to $30 million.  The Facility Agreement requires, among other things, that the Company comply with all regulatory agency requirements and the provisions of the Company’s license agreements. The Company is also prohibited from disposing of certain assets related to certain product candidates the Company is currently developing.  In accordance with and upon entering into the Facility Agreement, the Company paid a loan commitment fee of $1.1 million to Deerfield.  The Company has drawn down an aggregate of $27.5 million since October 30, 2007, of which the entire amount was outstanding at March 31, 2013. There are no additional draws available under the Facility Agreement. The effective interest rate on the $27.5 million notes payable, including discount on debt, is approximately 14.5%.  As of March 31, 2013, the Company had accrued $0.7 million in interest payable, which was paid in April 2013. In connection with the Facility Agreement, the Company recorded interest expense (including amortization of discount on debt and debt issuance costs) of $0.9 million for the three months ended March 31, 2013 and 2012, respectively.  Pursuant to a Security Agreement dated October 30, 2007, the Company’s obligations under the Facility Agreement are secured by all of its assets.

The fair value of the loan payable as of March 31, 2013 was $18.5 million. This fair value measurement is classified as Level 3 because such measurement is based upon unobservable inputs that reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the fair value of the liability.

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

On January 9, 2012, in accordance with the terms of the Second Amendment to Facility Agreement, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended December 31, 2011, by issuing an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $153.42.  On March 30, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended March 31, 2012, by issuing an aggregate of 6,752 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $132.19.  On June 29, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended June 30, 2012, by issuing an aggregate of 6,752 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $132.19. On September 28, 2012, the Company satisfied its interest payment obligation in the aggregate amount of $0.7 million for the quarter ended September 30, 2012, by issuing an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield and paying cash in lieu of fractional shares in the aggregate amount of $153.42.

Discount on Debt. The Company issued certain warrants to Deerfield as part of the Facility Agreement.  The fair value of these warrants when issued was $6.0 million.  The total value of the warrants was recorded as a discount on the note payable with this discount amortized over the life of the loan agreement, through June 2015.  As of March 31, 2013, the remaining debt discount is approximately $2.4 million.

Summary of Notes Payable. From November 1, 2007 through May 20, 2009, the Company drew down $27.5 million of the $30.0 million in total loan proceeds available under the Facility Agreement. The Company is not required to pay back any portion of the principal amount until June 30, 2015.  The table below is a summary of the change in carrying value of the notes payable, including the discount on debt for the three months ended March 31, 2013 and twelve months ended December 31, 2012:

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at March 31,
2013
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(2,667)	—	—	230	(2,437)
Carrying value	$24,833				$25,063

($ in thousands)	Carrying Value at January 1,	Gross Borrowings Incurred	Debt Discount Incurred	Amortized Discount	Carrying Value at December 31,
2012
Notes payable	$27,500	$—	$—	$—	$27,500
Discount on debt	(3,467)	—	—	800	(2,667)
Carrying value	$24,033				$24,833

The table below is a summary of the debt issuance costs and changes during the three months ended March 31, 2013 and twelve months ended December 31, 2012:

	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on March 31,
($ in thousands)
2013	$517	$(46)	$471

	Deferred Transaction Costs on January 1,	Period Amortized Deferred Transaction Costs	Deferred Transaction Costs on December 31,
($ in thousands)
2012	$751	$(234)	$517

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

2012 Investment Agreement

On January 9, 2012, the Company and the Purchasers entered into the 2012 Investment Agreement.   Pursuant to the terms of the agreement, on January 9, 2012, the Company issued and sold to the Purchasers an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11 million.  The 2012 Investment Agreement also provides that, until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, Warburg Pincus may elect to purchase, and Deerfield may elect to participate in the purchase of, up to 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share for an aggregate purchase price of $60 million, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche (such minimum number of shares per tranche, the “Minimum Series A-3 Additional Investment”).  In the event of a liquidation, change of control, or sale of substantially all of the Company’s assets, that occurs prior to the issuance of the maximum number of shares of Series A-3 Preferred that are issuable under the agreement, the 2012 Investment Agreement provides that the Purchasers may elect to receive an amount equal to the excess of the fair market value of the unissued shares of Series A-3 Preferred over the aggregate purchase price of such shares, as if the Purchasers had purchased such shares of Series A-3 Preferred immediately prior to such liquidation, change of control, or sale of substantially all of the Company’s assets.  As of March 31, 2013, the total amount payable to the Purchasers upon liquidation of the company was approximately $86 million, and the total amount payable upon a change of control or sale of substantially all of the Company’s assets was approximately $136 million.

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

Series A-3 Preferred

Pursuant to the terms of the 2012 Investment Agreement, the Purchasers have the right, but not an obligation, to purchase up to 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, at any time until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates.  As a result of the Company’s receipt of approval from the FDA to market Marqibo on August 9, 2012, the Purchasers’ right to purchase additional shares of Series A-3 Preferred expires on August 9, 2013.  As noted above, on July 3, 2012, the Company and the Purchasers entered into Amendment No. 1 to the 2012 Investment Agreement, pursuant to which the Minimum Series A-3 Additional Investment was reduced from 50,000 to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million. The terms of the Series A-3 Preferred are substantially identical to the terms of the Series A-1 Preferred and the Series A-2 Preferred except that the initial conversion price applicable to the Series A-3 Preferred is $0.35 per share (compared to $0.736 for the Series A-1 Preferred and $0.30 for the Series A-2 Preferred).  The Series A-3 Preferred, with respect to both dividend rights and rights upon a liquidation, change of control, or sale of substantially all of the Company’s assets, ranks senior to all junior stock, including the Company’s common stock, and on parity with all parity stock, including the Series A-1 Preferred and Series A-2 Preferred.  In addition, in the event of a liquidation, change of control, or sale of substantially all of the Company’s assets that occurs prior to the issuance of the maximum number of shares of Series A-3 Preferred that are issuable under the 2012 Investment Agreement, the Purchasers will be entitled to receive an amount equal to the excess of the fair market value of the unissued shares of Series A-3 Preferred over the aggregate purchase price of such shares, as further described above.

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

At the Second Closing on September 10, 2010, the Company issued an additional 12,562 shares of Series A-1 Preferred to the Purchasers in satisfaction of the accretion to the stated value of the Series A-1 Preferred from June 7, 2010, when the shares were issued through the Second Closing.  The carrying value of the Series A-1 Preferred was increased by the estimated fair value of these shares on September 10, 2010, which was $0.7 million.  The Company reduced stockholder’s equity by the same amount.  All of these additional shares of Series A-1 Preferred were convertible upon issuance.  As of March 31, 2013, the outstanding shares of Series A-1 Preferred, including total value accreted since the issuance date of such shares were convertible into approximately 70.4 million shares of common stock.

Series A-2 Preferred Issued on January 9, 2012

On January 9, 2012, the Company issued and sold to the Purchasers an aggregate of 110,000 shares of Series A-2 Preferred at a per share purchase price of $100 for an aggregate purchase price of $11.0 million. Pursuant to the Second Amendment to Facility Agreement, on the same date, the Company also issued 6,826 shares of Series A-2 Preferred to Deerfield to settle interest accrued as of and for the quarter ended December 31, 2011.  Due to certain contingent redemption features of this instrument, the Company classified the 116,826 shares of Series A-2 Preferred sold on January 9, 2012 in the mezzanine section (between equity and liabilities) on the accompanying balance sheet. Total proceeds received on January 9, 2012 pursuant to the 2012 Investment Agreement and Second Amendment to Facility Agreement (collectively, “January 2012 financing”) are equal to the sum of (a) $11.0 million of cash received, (b) fair value of eliminated rights to purchase Series A-1 and A-2 Preferred of $2.8 million, and (c) settled interest accrued under the Facility Agreement for the quarter ended December 31, 2011 of $0.7 million. The Company allocated the proceeds from the January 2012 financing between Series A-2 Preferred and the Purchasers’ rights to purchase up to 600,000 shares of Series A-3 Preferred.  The Company recorded the residual value of the Series A-2 Preferred as $3.3 million on January 9, 2012, net of transaction costs of $0.8 million and $10.3 million allocated to the rights to purchase Series A-3 Preferred.

Series A-2 Preferred Issued to Settle Interest Payments to Deerfield

In connection with the entry into the 2012 Investment Agreement on January 9, 2012, the Company entered into a Second Amendment to Facility Agreement pursuant to which, among other things, the Company agreed to satisfy its obligation under the Facility Agreement to make quarterly interest payments for the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, by issuing a whole number of shares of Series A-2 Preferred determined by dividing the amount of the interest payments payable to each Deerfield entity for each quarterly period by $100.  Accordingly, as described above, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred to Deerfield in satisfaction of interest accrued under the Facility Agreement for the quarter ended December 31, 2011. As noted above, the fair value of the interest settled was included in the total proceeds allocated between the Series A-2 Preferred and the Purchasers’ rights to purchase up to 600,000 shares of Series A-3 Preferred. On March 30, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended March 31, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.  On June 29, 2012, the Company issued an aggregate of 6,752 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended June 30, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.  On September 28, 2012, the Company issued an aggregate of 6,826 shares of Series A-2 Preferred in satisfaction of interest accrued under the Facility Agreement for the quarter ended September 30, 2012.  The Company recorded the book value of interest settled, net of cash payment in lieu of fractional shares, to the Series A-2 Preferred, which was $0.7 million.

As of March 31, 2013, the outstanding shares of Series A-2 Preferred, including total value accreted since the issuance date of such shares, were convertible into approximately 50.7 million shares of common stock.

Series A-3 Preferred

On July 3, 2012, the Company issued and sold to the Purchasers an aggregate of 30,000 shares of Series A-3 Preferred at a per share purchase price of $100 for an aggregate purchase price of $3.0 million. Additionally, On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, the Company issued and sold to the Purchasers 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million. Due to certain contingent redemption features of this instrument, the Company classified the 120,000 shares of Series A-3 Preferred sold on July 3, 2012, August 17, 2012, and November 14, 2012  in the mezzanine section (between equity and liabilities) on the accompanying balance sheet. The Company recorded the residual value of the Series A-3 Preferred as $11.9 million, net of transaction costs of $0.1 million. In addition, on January 11, 2013, the Company issued and sold to the Purchasers 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million. The Company recorded the residual value of the Series A-3 Preferred as $5.9 million, net of transaction costs of $0.02 million.  As of March 31, 2013, the outstanding shares of Series A-3 Preferred, including total value accreted since the issuance date of such shares, were convertible into approximately 53.6 million shares of common stock.

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

The following table summarizes the fair value of the Purchasers’ rights to purchase additional shares of Series A-1 and Series A-2 Preferred Stock as of January 9, 2012 and the changes in the valuation in the period then ended.

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

Rights to Purchase Series A-3 Preferred Stock

The 2012 Investment Agreement provides that, from the date of such agreement until the first anniversary of the Company’s receipt of marketing approval from the FDA for any of its product candidates, the Purchasers have the right, but not the obligation, to purchase up to an additional 600,000 shares of Series A-3 Preferred at a purchase price of $100 per share.  As a result of the Company’s receipt of approval from the FDA to market Marqibo on August 9, 2012, the Purchasers’ right to purchase additional shares of Series A-3 Preferred expires on August 9, 2013.

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

The Company recognized $18.1 million in total net losses related to the revaluation of the rights to purchase shares of Series A-3 Preferred during the twelve months ended December 31, 2012.  As noted above, during the three months ended March 31, 2013, the Company sold and issued an aggregate of 60,000 shares of Series A-3 Preferred pursuant to the exercise of investors’ rights granted on January 9, 2012, resulting in a reduction of the fair value of the associated liability by $4.1 million.  Changes in the market price of the common stock would result in a change in the value of the option and impact the statement of operations. For example, a 10% increase in the market price of the common stock would cause the fair value of the warrants and the warrant liability to increase by approximately 10%.

The following table summarizes the fair value of the Purchasers’ rights to purchase shares of Series A-3 Preferred as of March 31, 2013 and December 31, 2012 and the changes in the valuation in the three and twelve month periods then ended.

(In thousands)	Fair value Value at January 1	Reduction of liability due to exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at March 31
2013
Investors’ right to purchase future shares of Series A-3 preferred stock	$14,276	$(4,137)	$11,636	$21,775

(In thousands)	Fair value Value at January 9(1)	Reduction of liability due to exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at December 31
2012
Investors’ right to purchase future shares of Series A-3 preferred stock	$10,307	$(14,103)	$18,072	$14,276

__________________
(1)  The initial valuation date of the option to purchase shares of Series A-3 Preferred is the date of the execution of the 2012 Investment Agreement with the Purchasers, or January 9, 2012.

The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to the rights to purchase shares of Series A-3 Preferred during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Rights to purchase shares of Series A-3 Preferred
Risk-free interest rate	0.08%	0.04 – 0.06%
Expected life (in years)	0.33 - 0.36	0.20 - 0.42
Volatility	0.90 – 0.95	1.20
Dividend Yield	8.9%	8.8 - 8.9%
Probability of FDA Approval(1)	N/A	33 – 65%
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

Beneficial Conversion Feature

Because the conversion price at which shares of Series A-1, A-2 and A-3 Preferred are convertible into shares of common stock was less than the fair value of common stock at the respective dates when preferred stock was sold and issued, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares, including all future potential conversion shares adjusted for accretion to the Preferred Stock, on the commitment date).  The BCF is limited to the proceeds allocated to Preferred Stock and is initially recorded as a discount to preferred shares and included as additional paid-in capital.  Because there is not a stated redemption date of the shares of the convertible Series A-1, A-2, and A-3 Preferred, the BCF is immediately accreted to the preferred shares as a deemed preferred stock dividend.

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

•
Series A-3 Preferred: The Company recognized a BCF of $10.5 million related to the shares of Series A-3 Preferred issued on July 3, 2012, August 17, 2012, and November 14, 2012. Additionally, the Company recognized a BCF of $3.3 million related to the shares of Series A-3 Preferred issued on January 11, 2013.

The aggregate BCF recognized in connection with the issuance of Series A-1, A-2, and A-3 Preferred were all accreted to the preferred shares as a deemed preferred stock dividend and is included in the total value of the Series A Preferred of $53.9 million as of March 31, 2013.

Accretion on Preferred Stock

For the period from June 7, 2010 to September 10, 2010 (the date of the Second Closing under the 2010 Investment Agreement), the 400,000 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 12%, compounded quarterly.  Upon the Second Closing, the 412,652 shares of Series A-1 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly.  The total accretable value of the Series A-1 Preferred from the transaction date through March 31, 2013 was $11.8 million, including $1.1 million for the three months ended March 31, 2013 and $4.3 million for the twelve months ended December 31, 2012.  The total accretable value of the Series A-1 Preferred for the three months ended March 31, 2012 was $1.0 million.  The shares of Series A-2 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value of the Series A-2 Preferred through March 31, 2013 was $1.5 million, including $0.3 million for the three months ended March 31, 2013 and $1.2 million for the twelve months ended December 31, 2012. The total accretable value of the Series A-2 Preferred for the three months ended March 31, 2012 was $0.2 million. The shares of Series A-3 Preferred accreted value to the stated rate of $100 at an annual rate of 9%, compounded quarterly. The total accretable value of the Series A-3 Preferred through March 31, 2013 was $0.8 million, including $0.4 million for the three months ended March 31, 2013 and $0.4 million for the twelve months ended December 31, 2012.

The Company will not recognize the value of the accretion to the preferred stock until such time that it becomes probable that the shares of preferred stock will become redeemable.  The accretable value is included, for loss per share purposes only, as a dividend to holders of preferred stock and the loss attributable to holders of common stock is increased by the value of the accretion for the period.  In total, accretion on preferred stock accounts for $1.8 million and $1.3 million in deemed dividends to holders of preferred stock for the three months ended March 31, 2013 and 2012, respectively.

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

Stock Incentive Plans. As of March 31, 2013, the Company had three stockholder approved stock incentive plans under which it grants or has granted options to purchase shares of its common stock and restricted stock awards to employees: the 2010 Equity Incentive Plan (the “2010 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).   The Board of Directors, or the Chief Executive Officer when designated by the Board, is responsible for administration of the employee stock incentive plans and determines the term, exercise price and vesting terms of each option. In general, stock options issued under the current plans vest over a four-year period, subject to continued employment, and expire ten years from the date of grant. Additionally, the Company maintains the 2006 Employee Stock Purchase Plan (the “2006 Plan”), pursuant to which eligible employees may purchase shares of the Company’s newly-issued common stock.

On February 16, 2010, the Company’s Board of Directors adopted the 2010 Plan.  Under the 2010 Plan, the Board or a committee appointed by the Board may award nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights to participants.  Officers, directors, employees or non-employee consultants or advisors (including the Company’s subsidiaries and affiliates) are eligible to receive awards under the 2010 Plan. As of March 31, 2013, the total number of shares of common stock available for grants of awards to participants under the 2010 Plan was 1.2 million shares.  On February 17, 2012, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the number of shares of the Company’s common stock issuable thereunder from 8.5 million to 10 million.  On January 21, 2013, the Company’s Board of Directors adopted an amendment to the 2010 Plan increasing the total number of shares of the Company’s common stock issuable thereunder from 10 million to 12.5 million.  On January 25, 2013, the Company granted to its employees and non-employee directors stock options to purchase an aggregate of 2.6 million shares of common stock under the 2010 Plan.  The Company intends for all future stock option awards to be issued under the 2010 Plan, with no additional awards being issued under the 2003 Plan or 2004 Plan.

Stock Options. The following table summarizes information about stock options outstanding at March 31, 2013 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	Number Of Shares Subject To Options Outstanding (in 000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($ in 000’s)

Outstanding January 1, 2013	9,080	$1.01

Options granted	2,630	0.64
Options exercised	—	—
Options cancelled	(45)	0.75
Outstanding March 31, 2013	11,665	$0.92	8.3	$507
Exercisable at March 31, 2013	4,947	$1.24	7.4	$286

The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 was $0.51.  During each of the three month periods ended March 31, 2013 and 2012, the Company recorded share-based compensation cost from all equity awards to employees of $0.4 million and $0.3 million, respectively.

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

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of new awards granted during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Stock options
Risk-free interest rate	0.87 – 1.25%	0.85 – 1.43%
Expected life (in years)	5.50 - 6.50	5.50 - 6.50
Volatility	1.01 – 1.06	1.08 – 1.16
Dividend Yield	0%	0%

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

Common Stock Warrants.  As of March 31, 2013, the Company had outstanding warrants to purchase an aggregate of approximately 1.9 million shares of its common stock, all of which were available for exercise.

At March 31, 2013, there are outstanding “Series A” warrants to purchase an aggregate of 0.6 million shares of common stock and “Series B” warrants to purchase an aggregate of 1.1 million shares of common stock, all of which were originally issued in connection with the Company’s October 2009 private placement.  As a result of an anti-dilution provision contained in the Series B warrants, the exercise price of the Series B warrants was reduced to $1.20 per share after giving effect to the issuance of Series A-1 Preferred on June 7, 2010. A total of 0.2 million warrants are outstanding in connection with the transactions contemplated by the 2010 and 2012 Investment Agreements.

The following table summarizes the warrants outstanding as of March 31, 2013 and the changes in outstanding warrants in the nine month period then ended:

	Number Of Shares Subject To Warrants Outstanding (in 000’s)	Weighted-Average Exercise Price
Warrants outstanding January 1, 2013	1,952	$0.76
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	—	—
Warrants outstanding March 31, 2013	1,952	$0.76

NOTE 6. WARRANT LIABILITIES

The Company had outstanding warrants to purchase 1.7 million shares of common stock that were classified as liabilities and 0.2 million classified as equity on the balance sheet as of March 31, 2013.  The fair value of the warrants classified as liabilities was $0.7 million and $0.6 million on March 31, 2013 and December 31, 2012, respectively.

During the twelve months ended December 31, 2012, the Company recorded $0.1 million in total losses related to increased valuation of the warrant liability, offset partially by a reduction of less than $0.1 million for the reduction of liabilities related to the redemption of the Series A warrants. In May 2012, the Company issued 15,000 shares of common stock pursuant to the exercise of the Series A warrants. During the three months ended March 31, 2013 and 2012, the Company recorded $0.1 million and $0.5 million, respectively, in total losses related to the increased valuation of the warrant liability.

The following table summarizes the fair value of warrants classified as liabilities and outstanding as of March 31, 2013 and December 31, 2012 and the changes in the valuation in the three and twelve month periods then ended:

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at March 31
2013
Warrants classified as liabilities	$563	$—	$142	$705

(In thousands)	Fair value Value at January 1	Reduction of liability due to redemption or exercise	Net change in fair value of liabilities loss/(gain)	Fair Value at December 31
2012
Warrants classified as liabilities	$502	$(12)	$73	$563

All warrants that were classified as liabilities as of March 31, 2013 and December 31, 2012 were issued to various investors pursuant to the October 2009 private placement.  The warrants issued were Series A and Series B Warrants.  The Company classified these warrants as liabilities based on certain cash settlement provisions available to the warrant holders upon certain reorganization events in the equity structure, including mergers.  Specifically, in the event the Company is acquired in an all cash transaction, a transaction whereby it ceases to be a publicly held entity under Rule 13e-3 of the Securities Exchange Act of 1934, or a reorganization involving an entity not traded on a national securities exchange, the warrant holders may elect to receive an amount of cash equal to the value of the warrants as determined in accordance with the Black-Scholes-Merton option pricing model with certain defined assumptions.  At any time when the resale of the warrant shares is not covered by an effective registration statement under the Securities Act of 1933, the warrant holders can elect a cashless exercise of all or any portion of shares outstanding under a warrant, in which case they would receive a number of shares with a value equal to the intrinsic value on the date of exercise of the portion of the warrant being exercised.  Additionally, warrant holders have certain registration rights and the Company would be obligated to make penalty payments to them under certain circumstances if we were unable to maintain effective registration of the shares underlying the warrants with the SEC.

Assumptions. The following table summarizes the assumptions used in applying the Black-Scholes-Merton option pricing model to determine the fair value of the liability related to warrants outstanding during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Warrant liabilities
Risk-free interest rate	0.36%	1.04%
Expected life (in years)	3.52	4.52
Volatility	0.96	1.10
Dividend Yield	0%	0%

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

Basic and diluted net loss per share was determined as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Net loss	$(17,476)	$(30,491)
Deemed dividends attributable to preferred stock in connection with accretion	(1,847)	(1,262)
Deemed dividends attributable to preferred stock in connection with embedded beneficial conversion features	(3,263)	(4,352)

Net loss applicable to common stock	(22,586)	(36,105)

Weighted average shares used in computing net loss per share, basic and diluted	22,011	21,788

Net loss per share, basic and diluted	$(1.03)	$(1.66)

The securities in the table below were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2013 and 2012 because such securities were anti-dilutive during the periods presented:

(In thousands)	2013	2012
Warrants	1,952	1,967
Stock options and employee stock purchase plan	13,303	9,358
Convertible redeemable preferred stock	174,676	104,063

Total	189,931	115,388

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

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At December 31, 2012, the Company’s Level 2 assets comprised of money market funds that primarily consist of bank instruments, commercial paper and notes, variable rate demand instruments, and repurchase agreements with effective maturities of three months or less.  All of the Company’s Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities (e.g. banks or brokers). In some instances, these third party entities engage external pricing services to estimate the fair value of these securities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

March 31, 2013
(in $ thousands)	Level 1	Level 2	Level 3(2)	Total
Assets
Total	$—	$—	$—	$—
Liabilities
Warrant liabilities	—	—	$705	$705
Right to purchase shares of Series A-3 Preferred	—	—	21,775	21,775
Total	$—	$—	$22,480	$22,480

December 31, 2012
(in $ thousands)	Level 1	Level 2(1)	Level 3(2)	Total
Assets
Available-for-sale securities	$—	$1,003	$—	$1,003
Total	$—	$1,003	$—	$1,003
Liabilities
Warrant liabilities	—	—	$563	$563
Right to purchase shares of Series A-3 Preferred	—	—	14,276	14,276
Total	$—	$—	$14,839	$14,839
____________
(1)  The Company’s Level 2 assets were classified as cash and cash equivalents as of December 31, 2012.

(2)  See Notes 4 and 6 of these Notes to the Financial Statements for a roll forward of the Company’s Level 3 liabilities for the three months ended March 31, 2013 and twelve months ended December 31, 2012.

NOTE 9.  INVENTORY

Prior to receiving FDA approval of Marqibo in August 2012, all costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product were recorded as research and development expense, since the Company could not reasonably estimate the probability that it would obtain a future benefit from these costs.

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory values are based upon standard costs, which approximate actual costs.

The following table presents the composition of inventory as of March 31, 2013 and December 31, 2012:

(in $ thousands)	March 31, 2013	December 31, 2012
Raw materials	$84	$24
Work in process	237	259
Finished goods	62	—
Total Inventory	$383	$283

NOTE 10.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the composition of other assets as of March 31, 2013 and December 31, 2012:

(in $ thousands)	March 31, 2013	December 31, 2012
Prepaid expenses	$197	$238
Accounts receivable	52	—
Total	$249	$238

NOTE 11.  PROPERTY AND EQUIPMENT

The following table presents the composition of property and equipment as of March 31, 2013 and December 31, 2012:

(in $ thousands)	March 31, 2013	December 31, 2012
Property and equipment:
Furniture & fixtures	$71	$71
Computer hardware	280	280
Computer software	221	221
Manufacturing equipment	174	174
	746	746
Less accumulated depreciation	(709)	(703)
Property and equipment, net	$37	$43

For the three months ended March 31, 2013 and 2012, depreciation expense was less than $0.1 million.

NOTE 12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at March 31, 2013 and December 31, 2012:

(In thousands)	March 31, 2013	December 31, 2012
Trade accounts payable	$1,527	$786
Clinical research and other development related costs	1,156	783
Marketing, commercial, and distribution costs	120	154
Accrued personnel related expenses	272	1,077
Interest payable	668	683
Accrued other expenses	102	66
Total	$3,845	$3,549

NOTE 13. RELATED PARTY TRANSACTIONS

Pursuant to the 2010 and 2012 Investment Agreements, the Warburg Pincus Purchasers may seek reimbursement from the Company for reasonable fees and disbursements incurred in connection with transactions contemplated by such agreements, including fees and disbursements of legal counsel, accountants, advisors and consultants, and miscellaneous other fees and expenses incurred by Warburg Pincus. For the three months ended March 31, 2013, the Company reimbursed $0.02 million in professional and legal fees incurred by and on behalf of Warburg Pincus in connection with the sale and issuance of 60,000 shares of Series A-3 Preferred on January 11, 2013. These costs were recorded as a reduction to the carrying value of preferred stock.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Agreement. On June 22, 2012, the Company entered into a 24-month lease for 17,555 square feet of office space at 400 Oyster Point Boulevard in South San Francisco, California, which commenced on July 1, 2012.  The total cash payments due over the remaining lease period, as of March 31, 2013, are $0.5 million.

Clinical Trial Agreements. In May 2011, the Company entered into a clinical trial research agreement with the German High-Grade Lymphoma Study Group, pursuant to which the Company agreed to provide support for a Phase 3 trial of Marqibo in elderly patients with newly diagnosed aggressive NHL conducted in Germany.  Under the terms of the agreement, the Company is obligated to provide supplies of Marqibo for the study as well as funding for a portion of the total financial costs of the study.  As of March 31, 2013, the Company’s portion of these costs is estimated to be approximately between €8.6 million and €10.2 million (or between $11.0 million and $13.1 million) to be paid over a period of three to five years.  Per the terms of the agreement, the Company recorded $0.6 million in research and development expense in connection with the enrollment of the 150th patient in March 2013. The entire milestone payable remained outstanding as of March 31, 2013 and is included in the total $1.2 million clinical research accrual noted in Note 12 above. Additionally, the Company is obligated to make a one-time milestone payment of €0.1 million (or $0.2 million) upon the delivery of the 2013 Annual Safety Report, which the Company expects to receive in December 2013.

In July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose.  Per the terms of the clinical trial agreement, the Company’s obligations are limited to the provision of Marqibo during the study.  No amounts have been accrued as of March 31, 2013 in connection with this arrangement.

In August 2011, the Company entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic agreed to sponsor and conduct a Phase 2 clinical trial.  The study is designed to enroll up to 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  The Company’s primary obligation is limited to the provision of MTL for patients enrolled in the study. In January 2012, the first patient was enrolled in the study. As of March 31, 2013, the Company had accrued less than $0.1 million for drug manufacture and related expenditures.  In April 2013, the Mayo Clinic closed enrollment in the clinical trial after enrolling 27 subjects.  The Mayo Clinic will perform analysis from data collected on the subjects enrolled during the trial.

In November 2011, the Company entered into an agreement with Pharmaceutical Research Associates (PRA), Inc., a global clinical research organization, to initiate its global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. The November 2011 agreement was subsequently amended to reduce the scope of PRA’s services. The U.S. portion of the clinical trial is primarily being conducted by the Company, while PRA has conducted an international site feasibility study.  The Company also entered into an agreement with PPD, a leading global contract research organization providing drug discovery, development, and lifecycle management services, to administer central laboratory services for HALLMARQ. In May 2012, the first patient was enrolled and dosed in the study. Direct costs associated with the HALLMARQ study are estimated to be approximately $30-$35 million over a period of five years. As of March 31, 2013, the Company accrued approximately $0.2 million for CRO and clinical site expenditures related to the HALLMARQ study.

In March 2012, the Company entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center (“MDACC”), whereby the Company agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia (Ph) chromosome, can effectively treat ALL or lymphoblastic lymphoma.  In support of the performance of this study, the Company agreed to pay MDACC approximately $0.2 million for the clinical study of approximately sixty-five (65) patients. Additionally, the Company is required to make payments contingent upon the achievement of certain patient enrollment milestones. No amounts have been accrued as of March 31, 2013 in connection with this arrangement.

NOTE 15. SUBSEQUENT EVENTS

Departure of Officer

On May 12, 2013, Nandan Oza, the Company’s Vice President of Chemistry, Manufacturing, and Controls, submitted his resignation from employment with the Company, effective immediately.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of Part I of the 2012 Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements .

Overview

We are a biopharmaceutical company dedicated to developing and commercializing new, differentiated cancer therapies designed to improve and enable current standards of care.  We currently have one product and three product candidates in various stages of development:

•
Marqibo® (vincristine sulfate liposome injection) is a novel, sphingomyelin/cholesterol liposome encapsulated formulation of vincristine, a microtubule inhibitor that is FDA-approved for acute lymphoblastic leukemia (ALL) and currently being developed for non-Hodgkin’s lymphoma (NHL). Vincristine is widely used in combination regimens for treatment of adult and pediatric hematologic and solid tumor malignancies.  On August 9, 2012, the FDA approved our NDA, granting accelerated approval of Marqibo for the treatment of Philadelphia chromosome negative adult ALL patients in second or greater relapse or whose disease has progressed following two or more prior lines of anti-leukemia therapy.  In May 2012, we enrolled the first patient in a global Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL, which is known as the HALLMARQ study.  Marqibo is also being studied in a Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL being conducted by the German High-Grade Lymphoma Study Group for which we are providing support. There are additional Phase 1 and Phase 2 clinical trials underway in adults and pediatrics.

•
Menadione Topical Lotion (MTL) is a novel cancer supportive care product candidate being developed for the prevention and/or treatment of the skin toxicities associated with the use of epidermal growth factor receptor inhibitors, or EGFRIs, a type of anti-cancer agent used in the treatment of lung, colon, head and neck, pancreatic and breast cancer.  In August 2011, we entered into an agreement with the Mayo Clinic pursuant to which the Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  We agreed to provide supplies of MTL in connection with the Mayo Clinic study.  In April 2013, the Mayo Clinic closed enrollment in the clinical trial after enrolling 27 subjects.  The Mayo Clinic will perform analysis from data collected on the subjects enrolled during the trial.

•
Brakiva™ (topotecan liposome injection) is a novel targeted Optisome™ encapsulated formulation product candidate of the FDA-approved anticancer drug topotecan. We have focused our capital resources to advance the development of Marqibo and Menadione Topical Lotion. Consequently, we have not recently allocated resources toward the development of Brakiva.

•
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

Products and Product Candidates

Marqibo® (vincristine sulfate liposome injection)

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

In May 2011, a Phase 3 study of Marqibo in elderly patients with newly-diagnosed aggressive NHL was initiated by the German High-Grade Non-Hodgkin's Lymphoma Study Group.   The study is expected to enroll approximately 1,000 patients (ages 61-80) with aggressive CD20+ B-cell NHL. The primary objectives of the study are to assess the effects of substituting conventional vincristine with Marqibo in the R-CHOP regimen.  The first patient enrolled in the study in November 2011 and as of April 30, 2013, a total of 164 patients have been enrolled and 88 centers are open for enrollment.  In 2013, if sufficient funds are available, we expect to spend between $1.5 million and $3 million in connection with this study.

In November 2011, we initiated our global Phase 3 confirmatory study of Marqibo, named HALLMARQ, in the treatment of patients 60 years of age or older with newly diagnosed ALL. HALLMARQ is an international, multicenter, open-label randomized, controlled trial with 2 arms that vary only in the administration of standard vincristine versus Marqibo. Eligible subjects will be randomized to combination chemotherapy containing either standard vincristine or Marqibo. We estimate that 350 - 400 total subjects will be enrolled and randomized in this study.  All subjects will receive treatment until documentation of failure to achieve remission, relapse from remission, or for up to 24 months.  Treatment will be composed of induction (one 4-week course), early intensification (two 4-week courses), interim maintenance (one 12-week course), late intensification (one 8-week course), and prolonged maintenance (4-week courses, repeated for up to 24 months after beginning induction) therapy.  As of April 30, 2013, 17 sites in the United States are open for subject enrollment and 8 patients have been enrolled to date.  In 2013, if sufficient funds are available, we expect to spend between $2 million and $3.5 million in connection with this study.

Additionally, in July 2011, the National Cancer Institute enrolled the first patient in an open-label Phase 1 dose-escalation trial of Marqibo in children and adolescents with solid tumors and hematologic malignancies, including ALL, being conducted at the NCI in Bethesda, MD.  The primary objective of this Phase I clinical trial, which is an investigator-sponsored study, is to determine the maximum tolerated dose. As of April 30, 2013, 16 patients have been enrolled to date.

We are also conducting a Phase 2 study to assess the efficacy of Marqibo in patients with metastatic malignant uveal melanoma as determined by Disease Control Rate (CR, partial response or durable stable disease).  Secondary objectives are to assess the safety and antitumor activity of Marqibo as determined by response rate, progression free survival and overall survival. In addition, patients undergo continuous electrocardiographic evaluation during the first dose of Marqibo exposure.  The patient population is defined as adults with uveal melanoma and confirmed metastatic disease that is untreated.  As of April 30, 2013, two sites in the United States are open for subject enrollment and 54 subjects have been enrolled to date.  We plan to enroll up to a total of approximately 59 subjects in this clinical trial.

On March 2, 2012, we entered into an investigator-initiated clinical trial research agreement with The University of Texas M.D. Anderson Cancer Center, whereby we agreed to provide Marqibo to study the safety and efficacy of Marqibo in certain clinical trial research entitled “Hyper-CVAD with Liposomal Vincristine (Hyper-CMAD) in Acute Lymphoblastic Leukemia.”  The study is designed to evaluate whether intensive chemotherapy (Hyper-CVAD therapy) given in combination with Marqibo, in addition to rituximab for patients who are CD20 positive and/or imatinib or dasatinib for patients with the Philadelphia chromosome, can effectively treat ALL or lymphoblastic lymphoma.

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

In August 2011, we entered into an agreement with Mayo Clinic pursuant to which Mayo Clinic agreed to sponsor and conduct a Phase 2 clinical trial.  The study is designed to enroll up to 40 patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors. In April 2013, the Mayo Clinic closed enrollment in the clinical trial after enrolling 27 subjects.  The Mayo Clinic will perform analysis from data collected on the subjects enrolled during the trial.

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

Brakiva™ (topotecan liposome injection)

Brakiva is our proprietary product candidate comprised of the anti-cancer drug topotecan encapsulated in Optisomes. Topotecan is FDA-approved for the treatment of metastatic carcinoma of the ovary after failure of initial or subsequent chemotherapy, and small cell lung cancer sensitive disease after failure of first-line chemotherapy.  In November 2008, we initiated a Phase 1 dose-escalation clinical trial of Brakiva, which is primarily designed to assess the safety, tolerability and maximum tolerated dose. The primary objective is to evaluate the safety, tolerability and maximum tolerated dose of 2 different schedules of Brakiva administered intravenously as a 30 minute infusion in adult subjects with advanced solid tumors that have relapsed, are refractory to standard therapy, or for whom there is no standard therapy available.  The study is conducted at South Texas Accelerated Research Therapeutics (START) in San Antonio, Texas and Karmanos Cancer Institute in Detroit, Michigan. This clinical trial has been on enrollment hold for a number of years for resource allocation reasons. As of April 30, 2013, 14 subjects have been enrolled in the study, with the goal of enrolling up to 50 subjects.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance, business development, commercial planning and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities. Professional fees and related expenses incurred in connection with the development of our commercial infrastructure are also classified as G&A.

Share-Based Compensation

Share-based compensation expenses consist primarily of expensing the fair-market value of a share-based award over the vesting term.  This expense is included in our operating expenses for each reporting period.  As of March 31, 2013, we estimate that there is $3.6 million in total, unrecognized compensation costs related to non-vested share-based awards, which is expected to be recognized over a weighted average period of 2.9 years.

Review of Strategic Alternatives

In January 2013, we announced that our Board of Directors had authorized a review of strategic alternatives and that Goldman Sachs had been engaged to provide financial advisory services in connection with that review. The review of strategic alternatives may lead to a possible transaction, including the merger, business combination, or sale of the Company. No decision has been made to enter into a transaction at this time, and there can be no assurance that we will enter into a transaction in the future. We do not plan to disclose or comment on developments regarding the strategic review process until further disclosure is deemed appropriate.

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

Use of Management's Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates based upon current assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Examples include provisions for deferred taxes, the valuation of the warrant liabilities, investors’ rights to purchase shares of Series A Preferred (see Note 4 of our financial statements included elsewhere in this Form 10-Q), the computation of beneficial conversion feature and the cost of contracted clinical study activities and assumptions related to share-based compensation expense. Actual results may differ materially from those estimates.

Inventory

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory values are based upon standard costs, which approximate actual costs. We engage multiple contract manufacturing organizations and raw material suppliers to manufacture products for commercial sale and use in ongoing clinical trials. For products that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. Products that have been approved by the FDA and prepared for sale but subsequently repurposed for clinical trial use are expensed at the time the inventory is packaged for the clinical trial.

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If the estimate of future demand is significantly different than management’s expectations, we may have to significantly increase the reserve for excess inventory for that product and record a charge to cost of sales. We provide an allowance for 100% of the standard cost of excess or obsolete inventory. We perform reviews of our inventory levels on a quarterly basis to assess the adequacy of our reserve. Expired inventory is disposed of and the related costs are written off to cost of sales.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, available-for-sale securities, accounts payable, and warrant liabilities. Available-for-sale securities are carried at fair value. Cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the relative short maturities of these instruments.  The fair value of our warrant liabilities is discussed in Notes 6 and 8 of our financial statements included elsewhere in this Form 10-Q.  We have issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series A-3 Preferred (see Note 4 of our financial statements included elsewhere in this Form 10-Q), which have the characteristics of both equity and liabilities.  These instruments were evaluated to be classified as liabilities at the time of issuance and are revalued at fair value from period to period with the resulting change in value included in other income (expense).

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

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

A significant amount of our research and development activities related to clinical study activity are conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. Expense incurred for these contracted activities are based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers and adjustments are made accordingly.

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.  We have adopted a Black-Scholes-Merton model to estimate the fair value of stock options issued and the resultant expense is recognized in the operating expense for each reporting period.  Refer to Note 5 of our financial statements included elsewhere in this Form 10-Q for further information regarding the required disclosures related to share-based compensation.

Computation of Net Gain/(Loss) per Common Share

Basic net gain or loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the dilutive effect of convertible preferred stock as determined under the if converted method. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from stock options, stock warrants and restricted stock would have an anti-dilutive effect because we incurred a net loss during each period presented.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

General and administrative expenses. For the three months ended March 31, 2013, general and administrative, or G&A, expense was $1.9 million, as compared to $1.7 million for the three months ended March 31, 2012.  The $0.2 million increase was due to increased professional fees and third-party service fees of $0.1 million and $0.1 million in marketing and advertising related costs in connection with Marqibo product launch related activities.

Research and development expenses. The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, as well as milestone payments for in-licensed technology for each of our current major product development programs for the three months ended March 31, 2013 and 2012.  The table also summarizes outside services and allocated overhead costs, which consist of personnel, facilities and other costs not directly allocable to development programs.

	Three months ended March 31,
R&D expenses ($ in thousands)	2013	2012	% Change
Marqibo	$1,314	$1,058	24.2%
Other product candidates	24	58	(58.6)%
Professional fees and third-party service costs	154	182	(15.4)%
Allocable costs and overhead	104	87	19.5%
Personnel related expense	1,083	1,255	(13.7)%
Share-based compensation expense	130	102	27.5%
Total research and development expense	$2,809	$2,742	(2.4)%

Marqibo.  In the three months ended March 31, 2013, Marqibo costs increased by $0.3 million compared to the same period in the preceding year.  This increase was driven by milestone obligations of $0.6 million incurred in connection with the Phase 3 OPTIMAL>60 trial and manufacturing and validation costs of $0.2 million, offset by a $0.5 million decrease in costs related to our preparation for the Oncologic Drugs Advisory Committee’s (ODAC) review of the Marqibo NDA.

If sufficient funds are available, we expect to spend approximately $20 million to $25 million on Marqibo in 2013, including costs for personnel, consultants and CROs, the majority of which will be spent on product distribution and commercialization, the Phase 3 confirmatory study of Marqibo in the treatment of patients 60 years of age and older with newly-diagnosed ALL (HALLMARQ), and the Phase 3 clinical trial (OPTIMAL>60) in elderly patients with newly-diagnosed NHL being conducted by the German High-Grade Lymphoma Study Group. We are also providing drug for the investigator sponsored trials for Marqibo in pediatric and adolescent patients with solid tumors and hematological malignancies, including ALL.

We estimate that we will need to spend an additional $25 million to $35 million on internal and external costs to run the confirmatory trial needed to obtain full FDA approval in adult ALL. External costs include CRO management and trial administration, central laboratory costs, drug production, clinical trial costs, data management and supporting activities not provided by our full-time employees. These costs are impacted by both the extent to which a CRO is contracted to manage and administer the trial and the overall size and duration of the clinical trial. We expect that it will take several years until we will have completed development and obtained full FDA approval of Marqibo, if ever. We need to raise additional capital to fund these planned expenditures beyond June 2013. If we are unable to raise additional capital when needed, we will have to discontinue our product development programs or relinquish or rights to some or all of our products and product candidates.

Menadione Topical Lotion (MTL).  MTL costs decreased by less than $0.1 million in the three months ended March 31, 2012 compared to the same period in the preceding year, due to slight decreases in manufacturing costs. The Mayo Clinic agreed to sponsor and conduct a randomized Phase 2 trial of MTL in patients taking biologic and small molecule EGFR inhibitors for anti-cancer therapy and will test the effectiveness of MTL in preventing skin toxicities associated with EGFR inhibitors.  We agreed to provide supplies of MTL in connection with the Mayo Clinic study. In April 2013, the Mayo Clinic closed enrollment in the clinical trial after enrolling 27 subjects.  The Mayo Clinic will perform analysis from data collected on the subjects enrolled during the trial.

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

Other R&D expenses.   Personnel related costs decreased by $0.2 million in the three months ended March 31, 2013 compared to the same period in 2012.  The decrease was primarily driven by a year-over-year reduction to bonus payouts earned for the 2012 calendar year.

Interest expense. For the three months ended March 31, 2013 and 2012, interest expense was $0.9 million.

Gain or loss on change in fair market value of liabilities re-measured at fair value. We have certain financial instruments that are recorded as liabilities. We re-measure the fair value of these liabilities at each reporting period with the gain or loss recognized in the statement of operations. For the three months ended March 31, 2013, we recorded a loss related to these liabilities of $11.8 million, compared to a net loss of $25.1 million for the same period in 2012. The value of these liabilities is largely dependent on the price of our common stock, and as the stock price increases or decreases, the value of these instruments will increase or decrease in relation. For additional details, see Notes 4, 6 and 8 of our financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2013, we had a stockholder's accumulated deficit of approximately $241.1 million, and for the three months ended March 31, 2013, we experienced a net loss of $17.5 million. We have financed operations primarily through equity and debt financing and expects such losses to continue over the next several years.  We have drawn down $27.5 million of long-term debt under the secured loan facility agreement with Deerfield Management and certain of its affiliates (collectively, “Deerfield”), with the entire balance due in June 2015.  We currently have only a limited supply of cash available to fund our operations. As of March 31, 2013, we had aggregate cash and cash equivalents of $4.1 million.

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

We believe that our cash resources as of March 31, 2013 are only sufficient to fund our development plans and other operating activities through June 2013.  Accordingly, our financial statements reflect substantial doubt about our ability to continue as a going concern, which is also stated in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2012.  Our plan of operation for the year ending December 31, 2013 is to continue implementing our business strategy, including developing strategic partnerships, through licensing agreements, joint venture or merger and acquisition, to develop and commercialize Marqibo and our product candidates in the United States, Europe, and other international regions. We currently do not generate any recurring revenue and will require substantial additional capital before we will generate cash flow from our operating activities, if ever. We will be unable to continue development of Marqibo and our product candidates unless we are able to obtain additional funding through equity or debt financings or from payments in connection with potential strategic transactions.  Although the investors identified in our 2012 Investment Agreement have the right to make additional investments in our Series A-3 Preferred until August 9, 2013, they have no obligation to do so and we have no assurance that they will make any further investments under that or any other agreement.  Accordingly, we can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Moreover, there can be no assurance that such capital will be available to us on favorable terms or at all, especially given the current economic environment which has severely restricted access to the capital markets.  If anticipated costs are higher than planned or if we are unable to raise additional capital, we will have to significantly curtail planned development to maintain operations before the end of June 2013.

As part of our planned research and development, we intend to use clinical research organizations and third parties to help perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of Marqibo and our product candidates, over the next 12 months we expect to spend approximately between $10 million and $15 million on clinical development for Marqibo and approximately $5.0 million on commercialization activities for Marqibo should we commercialize Marqibo alone.  We also expect to spend approximately $5.0 million on general corporate and administrative expenses over the next 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we believe that a loss arising from legal matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. No amounts have been accrued for legal proceedings for which we believe a loss is probable as of and for the three months ended March 31, 2013.  To the extent proceedings in which an unfavorable outcome is reasonably possible but not probable exist, we will disclose either an estimate of the reasonably possible loss or range of losses or a conclusion that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we will disclose that fact.

Item 1A.  Risk Factors

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) under the caption “Item 1A. Risk Factors,”  If any of the risks described below or in our 2012 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2012 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need to raise immediate additional capital to fund our planned operations beyond June 2013. If we are unable to raise additional capital when needed, we will have to delay our commercialization activities for Marqibo, discontinue our product development programs or relinquish our rights to some or all of our product candidates. Our ability to raise additional funds and the manner in which we raise any additional funds may affect the value of your investment in our common stock.

Our capital requirements are substantial to implement our business strategy, including our capital requirements to develop and commercialize Marqibo.  We believe that our currently available capital is only sufficient to fund our operations through June 2013. Given our desired clinical development plans for the next 12 months, our financial statements reflect an uncertainty about our ability to continue as a going concern, which is reflected in the report from our auditors on the audit of our financial statements as of and for the year ended December 31, 2012.  Accordingly, we need additional capital to fund our operations beyond June 2013.  Further, our available capital may be consumed sooner than we anticipate depending on a variety of factors, including:

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
In January 2012, we entered into an Investment Agreement with certain investment funds affiliated with Warburg Pincus, LLC and Deerfield Management pursuant to which we sold an aggregate of 110,000 shares of Series A-2 Preferred for $100 per share for aggregate gross proceeds of $11.0 million. Under the 2012 Investment Agreement, the investors have the right, but not the obligation, from the date of the agreement until August 9, 2013, the first anniversary of our receipt of marketing approval from the FDA for any of our product candidates, to purchase up to an additional 600,000 shares of Series A-3 Preferred, at a purchase price of $100 per share, in one or more tranches of at least 50,000 shares of Series A-3 Preferred per tranche.  On July 3, 2012, we and the investors entered into an amendment to the 2012 Investment Agreement, pursuant to which the minimum size of each such tranche was reduced from 50,000 shares of Series A-3 Preferred to 30,000 shares of Series A-3 Preferred. Also on July 3, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 30,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $3.0 million.  On August 17 and November 14, 2012, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors 60,000 shares and 30,000 shares, respectively, of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $9.0 million.  In addition, on January 11, 2013, pursuant to the terms of the 2012 Investment Agreement, as amended, we issued and sold to the investors an aggregate of 60,000 shares of Series A-3 Preferred at a price per share of $100, for aggregate gross proceeds of $6.0 million.  Since January 2012, these investors have represented our only material source of additional capital.  These investors have no obligation to make additional investments in the Company.  Accordingly, we can give no assurance that additional capital sufficient to meet our needs can be obtained.

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

An important element to our business strategy includes partnering with pharmaceutical, biotechnology, or other companies to develop and commercialize our products and product candidates.  We are likely to face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be complicated and time consuming to negotiate and execute. In addition, such arrangements may not be commercially successful or we may not be able to enter into such partnerships on favorable terms and may cease to continue to operate as a going concern as early as the end of June 2013.

In January 2013, we announced that our board of directors had engaged a financial advisor to assist with exploring strategic alternatives, which may include a possible transaction, including a merger, business combination, or sale of the Company. We are unable to predict when, if ever, we will enter into any potential strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our products and product candidates we may be forced to curtail the development of a particular product or product candidate, reduce or delay its development program, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product or product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our products and product candidates to market and generate product revenue.

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

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, of which we have designated 412,562 shares as Series A-1 Convertible Preferred Stock, which we sometimes refer to herein as Series A-1 Preferred, 140,000 shares as Series A-2 Convertible Preferred Stock, which we sometimes refer to herein as Series A-2 Preferred, and 600,000 shares as Series A-3 Convertible Preferred Stock, which we sometimes refer to herein as Series A-3 Preferred.  Collectively, we sometimes refer to the Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred as Series A Preferred. We currently have 412,562 shares of Series A-1 Preferred outstanding, 137,156 shares of Series A-2 Preferred outstanding, and 180,000 shares of Series A-3 Preferred outstanding.  Among other rights, the holders of Series A Preferred are entitled, as of March 31, 2013, to an aggregate preferential payment of approximately $86 million in the event we effect a liquidation and approximately $136 million in the event we effect certain transactions that result in a change of control or sale of substantially all of our assets, meaning that the holders of Series A Preferred would be entitled to receive such amounts before any distributions could be made to holders of our common stock following such an event or transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 12, 2013, Nandan Oza, the Company’s Vice President of Chemistry, Manufacturing, and Controls, submitted his resignation from employment with the Company, effective immediately.

Item 6. Exhibits

Exhibit No.	Description

10.1
Talon Therapeutics, Inc. 2010 Equity Incentive Plan, as amended through January 21, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2013).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101	The following financial information from Talon Therapeutics, Inc.’s Annual Report on Form 10-Q for the three months ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2013, (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Financial Statements. *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALON THERAPEUTICS, INC.

Dated: May 15, 2013	By:	/s/ Steven R. Deitcher, MD
Steven R. Deitcher, MD
President and Chief Executive Officer

Dated: May 15, 2013	By:	/s/ Craig W. Carlson
Craig W. Carlson Senior Vice President, Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1
Talon Therapeutics, Inc. 2010 Equity Incentive Plan, as amended through January 21, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2013).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101	The following financial information from Talon Therapeutics, Inc.’s Annual Report on Form 10-Q for the three months ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2013, (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Financial Statements. *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.